Form 10-Q
period 2013-03-31
VERISIGN INC/CA
filed 2013-04-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 19, 2013
Common stock, $.001 par value	150,744,698

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$78,620	$130,736
Marketable securities	1,483,827	1,425,700
Accounts receivable, net	13,617	11,477
Deferred tax assets	286	44,756
Prepaid expenses and other current assets	38,849	30,795
Total current assets	1,615,199	1,643,464
Property and equipment, net	333,183	333,861
Goodwill	52,527	52,527
Long-term deferred tax assets	52,793	7,299
Other long-term assets	17,411	25,325
Total long-term assets	455,914	419,012
Total assets	$2,071,113	$2,062,476
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$119,986	$130,391
Deferred revenues	591,356	564,627
Subordinated convertible debentures, including contingent interest derivative	606,142	—
Deferred tax liabilities	388,923	—
Total current liabilities	1,706,407	695,018
Long-term deferred revenues	255,438	247,955
Subordinated convertible debentures, including contingent interest derivative	—	597,614
Long-term debt	100,000	100,000
Long-term deferred tax liabilities	3,657	386,914
Other long-term tax liabilities	44,747	44,298
Total long-term liabilities	403,842	1,376,781
Total liabilities	2,110,249	2,071,799
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 319,745 at March 31, 2013 and 318,722 at December 31, 2012; Outstanding shares: 151,185 at March 31, 2013 and 153,392 at December 31, 2012	320	319
Additional paid-in capital	19,777,251	19,891,291
Accumulated deficit	(19,816,032)	(19,900,545)
Accumulated other comprehensive loss	(675)	(388)
Total stockholders’ deficit	(39,136)	(9,323)
Total liabilities and stockholders’ deficit	$2,071,113	$2,062,476
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$236,447	$205,726
Costs and expenses:
Cost of revenues	47,254	41,256
Sales and marketing	18,104	27,815
Research and development	18,176	14,765
General and administrative	19,649	23,508
Restructuring charges	—	(548)
Total costs and expenses	103,183	106,796
Operating income	133,264	98,930
Interest expense	(12,596)	(12,340)
Non-operating (loss) income, net	(5,777)	807
Income from continuing operations before income taxes	114,891	87,397
Income tax expense	(30,378)	(21,292)
Income from continuing operations, net of tax	84,513	66,105
Income from discontinued operations, net of tax	—	1,904
Net income	84,513	68,009
Unrealized loss on investments, net of tax	(267)	(5)
Realized gain on investments, net of tax, included in net income	(20)	(5)
Other comprehensive loss	(287)	(10)
Comprehensive income	$84,226	$67,999

Basic income per share:
Continuing operations	$0.55	$0.41
Discontinued operations	—	0.02
Net income	$0.55	$0.43
Diluted income per share:
Continuing operations	$0.52	$0.41
Discontinued operations	—	0.01
Net income	$0.52	$0.42
Shares used to compute net income per share
Basic	152,543	159,344
Diluted	161,346	162,881
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$84,513	$68,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	15,118	12,741
Stock-based compensation	7,594	8,130
Excess tax benefit associated with stock-based compensation	(11,808)	(3,567)
Deferred income taxes	4,787	10,560
Other, net	10,742	1,006
Changes in operating assets and liabilities
Accounts receivable	(2,280)	1,392
Prepaid expenses and other assets	3,210	9,822
Accounts payable and accrued liabilities	4,549	(52,534)
Deferred revenues	34,212	54,719
Net cash provided by operating activities	150,637	110,278
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	706,244	5,060
Purchases of marketable securities	(764,268)	(5,082)
Purchases of property and equipment	(17,115)	(12,917)
Other investing activities	(3,426)	—
Net cash used in investing activities	(78,565)	(12,939)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	8,733	11,390
Repurchases of common stock	(142,892)	(75,149)
Excess tax benefit associated with stock-based compensation	11,808	3,567
Other financing activities	—	189
Net cash used in financing activities	(122,351)	(60,003)
Effect of exchange rate changes on cash and cash equivalents	(1,837)	2,355
Net (decrease) increase in cash and cash equivalents	(52,116)	39,691
Cash and cash equivalents at beginning of period	130,736	1,313,349
Cash and cash equivalents at end of period	$78,620	$1,353,040
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$20,393	$20,036
Cash paid for income taxes, net of refunds received	$729	$13,186
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) filed with the SEC on February 28, 2013.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31,	December 31,
	2013	2012
	(In thousands)
Cash	$48,964	$63,578
Money market funds	14,219	38,054
Time deposits	4,372	3,614
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,499,722	1,452,358
Equity securities of a public company	3,105	3,341
Total	$1,570,382	$1,560,945

Included in Cash and cash equivalents	$78,620	$130,736
Included in Marketable securities	$1,483,827	$1,425,700
Included in Other long-term assets (Restricted cash)	$7,935	$4,509

The following table presents the contractual maturities of the debt securities held as of March 31, 2013:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Fair Value
	(In thousands)
Due within one year	$1,471,062	$170	$1,471,232
Due after one year through three years	28,419	71	28,490
Total	$1,499,481	$241	$1,499,722
The Company’s investment in the equity securities of a public company has a cost basis of zero and a fair value of $3.1 million as of March 31, 2013. Upon shares of the entity becoming publicly traded during 2012, the Company reclassified the investment to available-for-sale securities. The unrealized gain of $3.1 million is included in Accumulated other comprehensive loss as of March 31, 2013.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of March 31, 2013:
Assets:
Investments in money market funds	$14,219	$14,219	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,499,722	1,466,583	33,139	—
Equity securities of public company	3,105	3,105	—	—
Foreign currency forward contracts (1)	367	—	367	—
Total	$1,517,413	$1,483,907	$33,506	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$17,636	$—	$—	$17,636
Foreign currency forward contracts (2)	166	—	166	—
Total	$17,802	$—	$166	$17,636
As of December 31, 2012:
Assets:
Investments in money market funds	$38,054	$38,054	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,452,358	1,419,280	33,078	—
Equity securities of public company	3,341	—	3,341	—
Foreign currency forward contracts (1)	71	—	71	—
Total	$1,493,824	$1,457,334	$36,490	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$11,203	$—	$—	$11,203
Foreign currency forward contracts (2)	765	—	765	—
Total	$11,968	$—	$765	$11,203

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
The equity securities of a public company held by the Company at March 31, 2013 relate to a former cost method investment that the Company had previously written off. Beginning in September 2012, the equity securities held by the Company became publicly traded but were subject to a six month holding period which expired in March 2013. As of March 31, 2013, the investment was no longer restricted from being sold and the fair value was based solely on the quoted market price. As such, the fair value measurement is classified as level 1 at March 31, 2013.
The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due August 15, 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of March 31, 2013, the valuation of the contingent interest derivative assumed a volatility rate of approximately 27%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at March 31, 2013. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$11,203	$11,625
Unrealized loss on contingent interest derivative on the Subordinated Convertible Debentures	6,433	813
Ending balance	$17,636	$12,438
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, accounts payable, and long-term debt. As of March 31, 2013, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures as of March 31, 2013, is $1.9 billion, and is based on available market information from public data sources. The fair value measurement of the Company’s Subordinated Convertible Debentures is classified as Level 2.
Note 4. Other Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Prepaid expenses	$12,272	$15,413
Non-trade receivables	15,231	15,056
Debt issuance costs	10,799	—
Other	547	326
Total prepaid expenses and other current assets	$38,849	$30,795
Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Other tax receivable	$5,811	$5,811
Long-term investments	413	413
Debt issuance costs	644	11,516
Long-term restricted cash	7,935	4,509
Security deposit and other	2,608	3,076
Total other long-term assets	$17,411	$25,325

Debt issuance costs related to the Company’s Subordinated Convertible Debentures were reclassified to Prepaid expenses and other current assets from Other long-term assets as the related Subordinated Convertible Debentures were reclassified from long-term liabilities to current liabilities as of March 31, 2013 due to the fact that they are convertible at the option of each holder through June 30, 2013. Refer to Note 8, “Debt and Interest Expense” for further discussion of the Subordinated Convertible Debentures.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accounts payable	$23,410	$23,519
Accrued employee compensation	28,875	38,778
Customer deposits, net	17,643	19,321
Taxes payable and other tax liabilities	32,275	21,918
Other accrued liabilities	17,783	26,855
Total accounts payable and accrued liabilities	$119,986	$130,391
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2012 was paid during the three months ended March 31, 2013. Taxes payable and other tax liabilities as of March 31, 2013 reflects an increase in current income taxes payable compared to December 31, 2012. Other accrued liabilities include miscellaneous vendor payables and interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15.
Note 5. Stockholders’ Deficit
On December 5, 2012, the Company’s Board of Directors authorized the repurchase of up to approximately $458.8 million of common stock, in addition to the $541.2 million of its common stock remaining available for repurchase under the previous 2010 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of its common stock (collectively, the “2012 Share Buyback Program”). The 2012 Share Buyback Program has no expiration date. Purchases made under the 2012 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2013 the Company repurchased 3.0 million shares of its common stock at an average stock price of $44.16. The aggregate cost of the repurchases under the 2012 Share Buyback Program in the three months ended March 31, 2013 was $132.0 million. As of March 31, 2013, $843.6 million remained available for further repurchases under the 2012 Share Buyback Program.
During the three months ended March 31, 2013, the Company placed 0.2 million shares, at an average stock price of $45.30 and for an aggregate cost of $10.9 million, into treasury stock for purposes related to tax withholdings upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 168.6 million shares of its common stock for an aggregate cost of $5.1 billion, which is presented as a reduction of Additional paid-in capital.

Note 6. Calculation of Net Income per Share
The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to dilutive potential common shares, including the conversion spread relating to the Subordinated Convertible Debentures, unvested RSUs, outstanding stock options, and employee stock purchases, using the treasury stock method. The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Weighted-average number of common shares outstanding	152,543	159,344
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	7,904	2,541
Unvested RSUs	787	767
Stock options	104	201
Employee stock purchase plan	8	28
Shares used to compute diluted net income per share	161,346	162,881
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Weighted-average stock options outstanding	—	60
Weighted-average exercise price	$—	$40.81
Weighted-average RSUs outstanding	301	2
Employee stock purchase plan	86	120
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Operations and Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of revenues	$1,540	$1,537
Sales and marketing	1,487	1,516
Research and development	1,895	1,242
General and administrative	2,672	3,835
Total stock-based compensation expense	$7,594	$8,130
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
RSUs	$6,521	$7,413
Employee stock purchase plan	1,707	1,010
Stock options	83	355
Capitalization (Included in Property and equipment, net)	(717)	(648)
Total stock-based compensation expense	$7,594	$8,130

Note 8. Debt and Interest Expense
Subordinated Convertible Debentures
In August 2007, Verisign issued $1.25 billion principal amount of 3.25% subordinated convertible debentures due August 15, 2037, in a private offering. The Subordinated Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Subordinated Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock.

Holders of the debentures may convert their Subordinated Convertible Debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

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

•
during the five business-day period after any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of Subordinated Convertible Debentures for each day of that 10 consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day;

•
if the Company calls any or all of the Subordinated Convertible Debentures for redemption pursuant to the terms of the Indenture, at any time prior to the close of business on the trading day immediately preceding the redemption date;

•	upon the occurrence of any of several specified corporate transactions as specified in the Indenture governing the Subordinated Convertible Debentures; or

•	at any time on or after May 15, 2037, and prior to the maturity date.
The Company’s common stock price exceeded the Conversion Price Threshold Trigger in the first quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through June 30, 2013. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, has classified the debt component of the Subordinated Convertible Debentures and the embedded contingent interest derivative as current liabilities as of March 31, 2013. On a quarterly basis, the Company must make a determination of whether or not the Subordinated Convertible Debentures are convertible, and accordingly, assess the classification of the related liabilities and assets as long-term or current.
2011 Credit Facility
In April 2013, the Company repaid the $100.0 million of borrowings that were outstanding under the 2011 Credit Facility as of March 31, 2013 and also paid interest accrued through the repayment date, using proceeds from the issuance of the Company’s 4.625% Senior Notes due 2023 as described in Note 12, “Subsequent Events.” Accordingly, the $100.0 million balance outstanding as of March 31, 2013 remained classified in long-term liabilities as it was repaid using the proceeds from new long-term financing.
The following table presents the components of the Company’s interest expense:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156
Amortization of debt discount on the Subordinated Convertible Debentures	2,101	1,935
Interest capitalized to Property and equipment, net	(268)	(388)
Credit facility and other interest expense	607	637
Total interest expense	$12,596	$12,340

Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest and dividend income	$643	$300
Unrealized loss on contingent interest derivative on Subordinated Convertible Debentures	(6,433)	(813)
Income from transition services agreements	—	1,093
Other, net	13	227
Total non-operating (loss) income, net	$(5,777)	$807
Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Unrealized loss on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that resulted primarily from an increase in the Company’s stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012.
Note 10. Income Taxes
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Income tax expense from continuing operations	$30,378	$21,292
Effective tax rate	26%	24%
The effective tax rate for the three months ended March 31, 2013 and 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock based compensation. The effective tax rate for the three months ended March 31, 2012 was also reduced due to the release of a $2.7 million valuation allowance which related to investments with differing book and tax bases.
As a result of the reclassification of the Company’s Convertible Debentures to current liabilities, the Company also reclassified the related deferred tax liability to current liabilities as of March 31, 2013. This change resulted in a shift for the U.S. federal and state tax jurisdictions from a net current deferred tax asset position to a net current deferred tax liability position and from a net long-term deferred tax liability position to a net long-term deferred tax asset position as of March 31, 2013.
Note 11. Contingencies

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
The complaint alleges that the Director Defendants fraudulently obtained shareholder approval of certain incentive-based compensation plans by misrepresenting the tax deductibility of certain compensation paid to Verisign’s executive officers, including the Executive Defendants. Verisign adopted and obtained shareholder approval of several incentive-based compensation plans, including a 2010 Annual Incentive Compensation Plan (“AICP”), and an Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan (“2006 Plan”) and these plans were submitted to shareholders for approval in the 2010 and

2011 Proxy Statements (the “Prior Proxy Statements”), respectively. The complaint alleges that the Prior Proxy Statements falsely disclosed, or failed to adequately disclose, the material terms under which performance-based compensation would be paid under the AICP and the 2006 Plan. The complaint further alleges that the Prior Proxy Statements falsely represented that certain compensation paid to certain employees in excess of $1 million would be tax deductible.
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Prior Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Prior Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company’s Prior Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain. On May 25, 2012, the defendants filed motions to dismiss this action in its entirety. Oral arguments on the motions to dismiss took place on November 16, 2012 and the matter is now under advisement with the court.
On January 16, 2013, a complaint now captioned City of Fort Lauderdale General Employees’ Retirement System v. VeriSign, Inc., et al., and formerly captioned as Glaser v. VeriSign, Inc. et al., was filed in the United Stated District Court for the Eastern District of Virginia (Alexandria Division). The complaint asserts claims against the Company, D. James Bidzos and George E. Kilguss, III for alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act and Rule 10b-5.  The complaint alleges that the defendants made false and misleading statements primarily about the prospects for renewal of the .com registry agreement and with respect to revenue guidance.
The plaintiff seeks to certify a class consisting of those who purchased Verisign common stock between June 25, 2012 and October 25, 2012. The complaint seeks money damages with interest, costs and expenses of litigation including attorney fees, and equitable/injunctive or other and further relief as may be just and proper.
On February 15, 2013, the defendants filed a motion to dismiss the complaint. On March 8, 2013, the court granted plaintiff’s motion to stay a response to defendants’ motion to dismiss until after the appointment of lead plaintiff and lead counsel. On April 12, 2013, the court entered an order appointing lead counsel and as the lead plaintiff the City of Fort Lauderdale General Employees’ Retirement System. The court has also directed the plaintiff to file an amended complaint by April 26, 2013.
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
While certain legal proceedings and related indemnification obligations to which the Company is a party specify the amounts claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition, results of operations, or cash flows.
Verisign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion, will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

Note 12. Subsequent Event
On April 16, 2013, the “Company issued $750.0 million principal amount of 4.625% Senior Notes due 2023 (the “Notes”) at an issue price of 100%. The Notes were issued pursuant to an indenture, dated as of April 16, 2013 (the “Indenture”), among the Company, each of the subsidiary guarantors party thereto and U.S. Bank National Association. The Indenture provides that the Notes are general unsecured senior obligations of the Company and will be guaranteed on an unsecured senior basis by VeriSign Information Services, Inc. (the “Guarantor”). The Company’s Restricted Subsidiaries (as defined in the Indenture) may be required to guarantee the Notes if they incur or guarantee certain indebtedness. The Company used a portion of the net proceeds from the sale of the Notes to repay in full the $100.0 million of outstanding indebtedness under its unsecured credit facility and to pay accrued and unpaid interest thereunder. The Company intends to use the remaining amount of the net proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under its share repurchase program.
The Company will pay interest on the Notes at 4.625% per annum, semi-annually on May 1 and November 1, commencing on November 1, 2013. The Company may redeem all or a portion of the Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Notes plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or before May 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 104.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. The Company may redeem all or a portion of the Notes at any time on or after May 1, 2018 at the applicable redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences specific kinds of changes in control and if the Notes are rated below investment grade by both rating agencies that rate the Notes, the Company will be required to make an offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase.
The Indenture contains covenants that limit the ability of the Company and/or its Restricted Subsidiaries, under certain circumstances, to, among other things: (i) pay dividends or make distributions on, or redeem or repurchase, its capital stock; (ii) make certain investments; (iii) create liens on assets; (iv) enter into sale/leaseback transactions and (v) merge or consolidate or sell all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, accrued and unpaid interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.
On April 16, 2013, the Company and the Guarantor entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers that provides holders of the Notes certain rights relating to registration of the Notes under the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the Registration Rights Agreement, the Company and the Guarantor will file an exchange offer registration statement with respect to a registered offer (the “Exchange Offer”) to exchange the Notes for substantially identical notes (the “Exchange Notes”) not later than January 13, 2014 and use commercially reasonable efforts to cause the exchange offer registration statement to become effective under the Securities Act. Upon the exchange offer registration statement being declared effective, the Company and the Guarantor will use their commercially reasonable efforts to consummate the Exchange Offer not later than 60 days after such registration statement becomes effective. If the Company and the Guarantor determine that a registered exchange offer would violate any applicable law or applicable SEC staff interpretations, or if the exchange offer is not completed within 270 days after the closing date, or, in certain circumstances, upon the request of any Initial Purchaser, the Company and the Guarantor will use commercially reasonable efforts to file a shelf registration statement, to cause the shelf registration statement to be declared effective and to keep it effective for a specified period of time. If and for so long as the Company and the Guarantor have not exchanged the Exchange Notes for all Notes validly tendered in accordance with the terms of the Exchange Offer or if a shelf registration statement is required and is not effective, each within a specified period of time, or if an effective shelf registration statement ceases to be effective during the required effectiveness period for more than a specified number of days in any 12-month period (each, as applicable, the “Registration Default”), the annual interest rate borne by the Notes will be increased by 0.25% per annum during the 90-day period immediately following such Registration Default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 1.0% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2013 and our 2012 Form 10-K, which was filed on February 28, 2013, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of top-level domains that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the worlds 13 Internet root servers (“Registry Services”). Our product suite also includes NIA Services consisting of DDoS Protection Services, iDefense and Managed DNS. We have one reportable segment consisting of Registry Services and NIA Services. As of March 31, 2013, we had approximately 123.1 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Recently, growth in the number of domain names has been hindered by certain factors, including the overall economic conditions and changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $236.4 million during the three months ended March 31, 2013 which represents an increase of 15% as compared to the same period in 2012.

•	We recorded operating income of $133.3 million during the three months ended March 31, 2013, an increase of 35%, as compared to the same period of the prior year.

•
We repurchased approximately 3.0 million shares of our common stock under the 2012 Share Buyback Program for an aggregate cost of $132.0 million during the three months ended March 31, 2013. Through April 25, 2013, we repurchased an additional 0.6 million shares of our common stock under the 2012 Share Buyback Program for an aggregate cost of $26.9 million.

•	We generated cash flows from operating activities of $150.6 million during the three months ended March 31, 2013, an increase of 37% as compared to the same period last year.

•
The price of our common stock exceeded the Conversion Price Threshold Trigger during the first quarter of 2013, and therefore, the Subordinated Convertible Debentures are convertible into common stock during the second quarter of 2013 at the option of each holder. The debt component of the Subordinated Convertible Debentures, the related embedded contingent interest derivative, and deferred tax liability were reclassified from long-term liabilities to current liabilities, while the associated unamortized debt issuance costs were reclassified from long-term assets to current assets, as of March 31, 2013.

•
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% Senior Notes due 2023. We used $100.0 million of the proceeds to repay the outstanding indebtedness under our existing revolving credit facility and we intend to use the remaining proceeds for general corporate purposes including, but not limited to, the repurchase of shares under the 2012 Share Buyback Program.

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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2013	2012
Revenues	100%	100%
Costs and expenses:
Cost of revenues	20	20
Sales and marketing	8	14
Research and development	8	7
General and administrative	8	11
Restructuring charges	—	—
Total costs and expenses	44	52
Operating income	56	48
Interest expense	(5)	(6)
Non-operating (loss) income, net	(2)	—
Income from continuing operations before income taxes	49	42
Income tax expense	(13)	(10)
Income from continuing operations, net of tax	36	32
Income from discontinued operations, net of tax	—	1
Net income	36%	33%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 and .net domain name registration fees by 10% from $4.65 to $5.11. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The price of .com domain names is fixed at $7.85 for the duration of the new .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) subject to approval of the DOC. On December 19, 2012, we announced that effective July 1, 2013, the registry fee for .net domain names will increase from $5.11 to $5.62. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Revenues	$236,447	15%	$205,726
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	March 31, 2013	% Change	March 31, 2012
Active domain names ending in .com and .net	123.1 million	5%	116.7 million

Our revenues increased by $30.7 million during the three months ended March 31, 2013, as compared to the same period last year, primarily due to a 5% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012 as per our agreements with ICANN.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2013 as a result of further Internet growth. In addition, while we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs, recently the ongoing economic instability has limited the rate of growth of the domain name base and may continue to do so in the future. Further, according to published reports, in 2012 Google made, and may continue to make changes to its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This could make such websites less profitable and we believe resulted in fewer domain registrations in 2012. Moreover, we believe that some first time renewing websites affected by this change did not renew during 2012. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2013 as compared to fiscal 2012 as a result of continued growth in the number of active domain names ending in .com and .net, increases in our .com and .net registry fees in July 2010 and January 2012, and the implementation of the increase in .net registry fees which will become effective in July 2013.
During the first half of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period closed in May 2012, and new domain name registration opportunities for a portion of the approved new gTLDs are expected to be available in 2013. We applied for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs originally selected us to provide back-end registry services. However, currently, applicants for approximately 200 new gTLDs continue to contract with the Company to provide back-end registry services. We cannot predict whether we will be successful in becoming the registry for all or any of the gTLDs for which we submitted applications or whether any of the applications that remain active for which we would serve as the back-end service provider will be successful. We also cannot predict whether there will be any delays in ICANN’s approval process. For example, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000. The application process and availability of domain name registrations for approved new gTLDs applied for by Verisign or Verisign’s customers, and the timing of revenue generation, if any, from these gTLDs is uncertain. We do not expect to generate significant revenues, if any, from new gTLDs before 2014.
We cannot assess the impact, if any, the introduction of these new gTLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows,” of this Form 10-Q.
Geographic revenues
We generate revenues in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
U.S.	$142,147	13%	$125,928
EMEA	40,001	29%	31,102
APAC	33,659	10%	30,669
Other	20,640	14%	18,027
Total revenues	$236,447		$205,726
Revenues are generally attributed to the country of domicile and the respective regions in which our registrars are located. Revenues from each of the respective regions increased during the three months ended March 31, 2013, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs. The U.S., as a more mature market, where broadband and e-commerce have seen strong market penetration, is expected to see decreasing incremental growth rates in the future. Revenue growth for each region is impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. In the three months ended March 31, 2013 revenue growth in EMEA benefited from several such changes while revenue growth in APAC was negatively impacted. We expect to see larger increases in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Cost of revenues	$47,254	15%	$41,256
Cost of revenues increased during the three months ended March 31, 2013, as compared to the same period last year, primarily due to increases in registry fees and depreciation expenses. Registry fees increased by $3.0 million, primarily due to an increase in the .com registry fees paid to ICANN under the renewed .com Registry Agreement which became effective in the fourth quarter of 2012. Depreciation expenses increased by $2.4 million due to the acceleration of depreciation on an abandoned software product and an increase in purchases of equipment and hardware to support our infrastructure during the three months ended March 31, 2013.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2013 compared to the three months ended March 31, 2013.

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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Sales and marketing	$18,104	(35)%	$27,815
Sales and marketing expenses decreased during the three months ended March 31, 2013, as compared to the same period last year, primarily due to a decrease in consulting and advertising expenses, and due to the gTLD application fees paid to ICANN in 2012. Consulting and advertising expenses decreased by $6.5 million due to the timing of marketing initiatives related to our Registry Services business. In the three months ended March 31, 2012, we incurred fees of $2.4 million related to applications for new gTLDs.
We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2013 compared to the three months ended March 31, 2013 as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Research and development	$18,176	23%	$14,765
Research and development expenses increased during the three months ended March 31, 2013, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses. Salary and employee benefits expenses increased by $2.6 million due to an increase in average headcount to support the development of our DNS infrastructure and other new services.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2013 compared to the three months ended March 31, 2013.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
General and administrative	$19,649	(16)%	$23,508
General and administrative expenses decreased during the three months ended March 31, 2013, as compared to the same period last year primarily due to a decrease in legal expenses. Legal expenses decreased by $2.3 million primarily due to a decrease in costs related to litigation, patents and trademarks and a decrease in aggregate fees for outside counsel during the three months ended March 31, 2013.
We expect general and administrative expenses as a percentage of revenues to increase slightly during the remainder of 2013 compared to the three months ended March 31, 2013.

Interest expense
Interest expense consists of contractual interest payments on the Subordinated Convertible Debentures, amortization of debt discount and debt issuance costs on the liability component of our Subordinated Convertible Debentures, interest expenses related to our current $200.0 million senior unsecured revolving credit facility, offset by capitalized interest.
A comparison of interest expense is presented below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156
Amortization of debt discount on the Subordinated Convertible Debentures	2,101	1,935
Interest capitalized to Property and equipment, net	(268)	(388)
Credit facility and other interest expense	607	637
Total interest expense	$12,596	$12,340
We expect interest expense to increase during the remainder of 2013 compared to the three months ended March 31, 2013 due to the additional interest payable on the $750.0 million aggregate principal amount of 4.625% notes issued in April 2013. See Note 12, “Subsequent Event” of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Non-operating (loss) income, net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest and dividend income	$643	$300
Unrealized loss on contingent interest derivative on Subordinated Convertible Debentures	(6,433)	(813)
Income from transition services agreements	—	1,093
Other, net	13	227
Total non-operating (loss) income, net	$(5,777)	$807
The unrealized loss on the contingent interest derivative on the Subordinated Convertible Debentures increased during the three months ended March 31, 2013 due to a change in the fair value of the derivative that resulted primarily from an increase in the Company’s stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012.
Income tax expense
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Income tax expense from continuing operations	$30,378	$21,292
Effective tax rate	26%	24%
The effective tax rate for the three months ended March 31, 2013 and 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock based compensation. The effective tax rate for the three months ended March 31, 2012 was also reduced due to the release of a $2.7 million valuation allowance which related to investments with differing book and tax bases.
Income from discontinued operations, net of tax
Income from discontinued operations before income taxes for the three months ended March 31, 2012 primarily represents the reversal of certain retained liabilities related to the prior operations of a divested business.

Liquidity and Capital Resources

	March 31,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$78,620	$130,736
Marketable securities	1,483,827	1,425,700
Total	$1,562,447	$1,556,436
As of March 31, 2013, our principal source of liquidity was $78.6 million of cash and cash equivalents and $1.5 billion of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. Our marketable securities consist primarily of U.S. Treasury bills with contractual maturities of less than one year. Approximately $28.5 million of marketable securities held as of March 31, 2013 have contractual maturities between one year and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As of March 31, 2013, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion. Our intent is to permanently reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of March 31, 2013, we had $1.25 billion principal amount outstanding of 3.25% Convertible Debentures due 2037 (See Note 8 “Debt and Interest Expense” of the accompanying condensed consolidated financial statements). The Convertible Debentures will mature in August 2037, unless earlier repurchased, redeemed or converted.
Our common stock price exceeded the Conversion Price Threshold Trigger in the first quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of the holder through June 30, 2013. We do not expect a material amount of the Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Convertible Debentures.
If a holder elects to convert its Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
On April 16, 2013 we issued $750.0 million aggregate principal amount of 4.625% percent senior, unsecured notes due 2023 in a private offering. The Notes will mature on May 1, 2023. The Company used $100.0 million of the proceeds to repay the outstanding balance under its existing revolving credit facility and intends to use the remaining proceeds for general corporate purposes including, but not limited to, the repurchase of shares under the 2012 Share Buyback Program. The revolving credit facility remains open with an available borrowing capacity of $200.0 million. For more information about the Notes, see Note 12, “Subsequent Event” of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
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

In summary, our cash flows for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$150,637	$110,278
Net cash used in investing activities	(78,565)	(12,939)
Net cash used in financing activities	(122,351)	(60,003)
Effect of exchange rate changes on cash and cash equivalents	(1,837)	2,355
Net (decrease) increase in cash and cash equivalents	$(52,116)	$39,691
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased in the three months ended March 31, 2013 due to a decrease in cash paid to employees and vendors, an increase in cash received from customers, and a decrease in income taxes paid compared to the same period of the prior year. Payments to employees and vendors decreased primarily due to a reduction in operating expenses and the timing of payments to vendors. Cash received from customers increased primarily due to growth in sales in the three months ended March 31, 2013. The decrease in income taxes paid in the three months ended March 31, 2013 was due to higher taxes paid by our foreign subsidiaries in the first quarter of 2012 following the expiration of a tax holiday in one of the jurisdictions in Switzerland.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash used in investing activities increased in the three months ended March 31, 2013 due to an increase in purchases of marketable securities and an increase in purchases of property and equipment, partially offset by an increase in the proceeds from sales and maturities of marketable securities compared to the same period of the prior year .
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.
Net cash used in financing activities increased in the three months ended March 31, 2013 primarily due to an increase in the amount of share repurchases and a decrease in the proceeds from stock option exercises compared to the same period of the prior year, partially offset by an increase in realized excess tax benefits from exercises of stock options and vesting of RSUs. In April 2013, we issued $750.0 million aggregate principal amount of 4.625% senior notes which will mature on May 1, 2023.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and renewals;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns and the impact of such campaigns on new registrations and renewal rates;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars or their resellers;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	the introduction of new gTLDs, which could cause security, stability and resiliency problems that could harm our business;

•	changes in marketing expenses related to promoting and distributing our services or services provided by third-party registrars or their resellers;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

•
potential attacks on the service offerings of our distributors, such as DDoS attacks, which could limit the availability of their service offerings and their ability to offer our products and services;

•	changes in policies regarding Internet administration imposed by governments or governmental authorities inside or outside the U.S.;

•	potential disruptions in regional registration behaviors due to catastrophic natural events or armed conflict;

•	changes in the level of spending for information technology-related products and services by our customers; and

•	the uncertainties, costs and risks as a result of the sale of our Authentication Services business, including costs related to any retained liability related to existing and future claims.

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
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis and the U.S. economic environment which is affected by the debt ceiling crisis and the renewed threats of ratings downgrades. For example, recently the ongoing economic instability in Europe has possibly limited the rate of growth of the domain name base and may continue to do so in the future. In addition, the economic, social and political environment has or may negatively impact, among other things:

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
In addition, to the extent that the economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the market, economic, social and political conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results, financial position and cash flows as a consequence of the above factors or otherwise.
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

Substantially all of our revenue is derived from our Registry Services business. Limitations on our ability to raise prices on .com registrations and any failure to renew key agreements could, materially and adversely affect our business, results of operations, financial condition and cash flows.
Our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in our customers’ or Internet users’ preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, a failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2018 could have a material adverse effect on our business.
Under the terms of the .com Registry Agreement and the Cooperative Agreement, there is uncertainty whether the DOC will approve any exercise by the Company of its right to increase the price per .com domain name under certain circumstances and whether the Company will be able to successfully demonstrate to the DOC that market conditions warrant removal of the pricing restrictions on .com domain names, each of which could materially and adversely affect our business and results of operations. There is also uncertainty of future revenue and profitability and potential fluctuations in quarterly operating results due to the potential increase in expenses and costs coupled with such factors as restrictions on increasing prices under the .com Registry Agreement and the Cooperative Agreement or any other changes to pricing terms in these agreements upon renewal.
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

•
under certain circumstances, ICANN could terminate one or more of our agreements to be the registry for the .com, .net or .name gTLDs and the DOC could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all, and if any of the foregoing events occur, in the case of the .com and .net Registry Agreements, it would have a material adverse impact on our business;

•
if we seek a price increase with respect to the .com domain name during the term of the .com Registry Agreement or at the time of the renewal of the .com Registry Agreement, the DOC could refuse to approve price increases with respect to the .com domain name;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•
under certain circumstances, the GSA could terminate our agreement to be the registry for the .gov gTLD, which could have a material adverse impact on how the Registry Services business is perceived; and

•
contracts within our Registry Services business face, and could continue to face challenges, including possible legal challenges resulting from our activities or the activities of ICANN, registrars, registrants and others, and any adverse outcome from such challenges could have a material adverse effect on our business.

In addition, under the .com, .net and .name Registry Agreements, as well as the Cooperative Agreement with the DOC, we are prohibited from holding a greater than 15% ownership interest in any ICANN accredited registrar. This prohibition on cross-ownership currently applies to all but one of the eighteen ICANN gTLDs, and ICANN is currently considering requests to remove the restriction from a number of other existing gTLDs.  This prohibition does not apply to ccTLDs and ICANN has adopted a proposal to allow, with certain exceptions, the operators of new gTLDs to also own, be owned 100% by, or otherwise be affiliated with, a registrar.
The impact of these changes to the distribution channel is uncertain but could have a material adverse effect on our business if operators of new gTLDs or existing gTLDs are able to obtain competitive advantages through such vertical integration. If Verisign were to seek removal of the cross-ownership restriction contained in its agreements with ICANN with respect to new or existing gTLDs, it is uncertain whether ICANN and/or the DOC approval would be obtained.

Challenges to Internet administration or changes to our pricing terms could harm our Registry Services business.
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
As of March 31, 2013, we had 137, or 13%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

•
high costs associated with repatriating profits to the U.S., which could impact us due to the large percentage of our cash currently held by us outside the U.S. (see “Management’s discussion and analysis of financial condition-Liquidity and capital resources”);

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
The hedging transactions we have entered into expose us to credit risk in the event of default by one of our counterparties. Despite the risk control measures we have in place, a default by one of our counterparties, or liquidity problems in the financial services industry in general, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of March 31, 2013, we had $1.6 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.5 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis and the U.S. debt ceiling crisis, which have affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates further, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results, results of operations and cash flows.
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
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling (especially as we consider providing NIA Services and Registry Services to this sector), counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
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
Changes in the level of spending on online advertising and/or the way that online networks compensate owners of websites could impact the demand for domain names.
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past (and may in the future) changed its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
Changes in state taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Many Internet merchants are not currently required to pay sales or other similar taxes in respect of shipments of goods into most states. However, state taxation laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce. For example, the State of Georgia passed a law that requires certain online retailers to collect sales taxes starting October 1, 2012. The enactment of any such law in any state may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
Reduced marketing efforts or other operational changes among third party registrars or their resellers as a result of consolidation or changes in ownership, management, or strategy could harm our Registry Services business.
Third-party registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. Our Registry Services business, which generates substantially all of our revenue, derives most of its revenues from registrations and renewals of domain names, and decreased demand for and/or renewals of domain names could cause a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Most of our systems are located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism.
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
A failure in the operation of our TLD name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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

We are frequently subject to large-scale DDoS attacks
Our networks have been and likely will continue to be subject to DDoS attacks of increasing size and sophistication.  We have adopted mitigation techniques, procedures and strategies to defend against such attacks but there can be no assurance that we will be able to defend against every attack especially as the attacks increase in size and sophistication.  Any successful attack, or partially successful attack, could disrupt our networks, increase response time, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader Internet community. Further, we sell DDoS protection services to NIA Services customers.  Although our contracts with these customers provide that we may prioritize all or part of these services at no liability to us in order to preserve our operational stability, the provision of such services might expose us to very large-scale DDoS attacks against those customers, in addition to any directed specifically against us and our networks.
We rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could harm our business.
Our success depends in part on our internally developed technologies and intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our applications, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force (“IETF”).  To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.

We also license third-party technology that is used in our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our Registry Services business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to register, build equity in, or enforce the new logo for Verisign.
We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and could harm our business.
We cannot be certain that we do not and will not infringe the intellectual property rights of others. Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The international use of our logo could present additional potential risks for third party claims of infringement. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.
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
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters. See Note 11, “Contingencies” Legal Proceedings, of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information.
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

Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel; possible material adverse effects on our results of operations during and after the development process; and our possible inability to achieve the intended objectives of the initiative. Further, if we leverage our patent portfolio, we could face increased litigation risks. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all.

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
The NIA Services incorporate and rely on third party hardware and software products, many of which have unique capabilities. If Verisign is unable to procure these third party products, the NIA Services may malfunction, not perform as well as they should perform, not perform as well as they have been performing or not perform as planned, and our business could suffer.
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
A significant portion of our foreign earnings for the current fiscal year was earned by our Swiss subsidiaries. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.
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

Our inability to indefinitely reinvest our foreign earnings could materially adversely affect our results of operations, financial condition and cash flows.
Deferred income taxes are not provided on most of the undistributed earnings of our foreign subsidiaries because these earnings are intended to be indefinitely reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations, financial condition and cash flows.
We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls over financial reporting.
As a public company, we are subject to the rules and regulations of the SEC, including those that require us to report on and receive an attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, our financial position could be harmed and current and potential future security holders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.
We are subject to the risks of owning real property.
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

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
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias Limited, ARI Registry Services and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google, Microsoft, and Yahoo!, operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.
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
We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. On June 13, 2012, ICANN announced it received 1930 applications to operate over 1400 unique new gTLDs, with new registration opportunities expected to be available beginning in 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, as set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, we believe there are issues regarding the deployment of the new gTLDs that should be addressed before any new gTLDs are delegated, and we do not know whether these issues will be addressed by ICANN sufficiently, if at all.

Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD. At least one gTLD operator has successfully used this process; however, it is uncertain whether we would seek, or whether ICANN and/or the DOC would approve, the necessary changes to Verisign’s existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage.
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately obtain these gTLDs, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and currently, applicants for approximately 200 new gTLDs continue to contract with the Company to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new domain extensions, that such domain extensions will be successful, or that we will ultimately provide back-end registry services for such amount of new gTLDs. Furthermore, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000 which could delay the granting of some gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process that could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. The timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs.
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
Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brands and domain names, as well as the risk that current or potential investors in or customers of the Company may incorrectly attribute to the Company problems with Symantec products or services that currently use the VERISIGN brand pursuant to a license granted by the Company to Symantec. Any such confusion may have a negative impact on our reputation, our brand and the market for our products and services. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services businesses or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets. Further, we may not be able to achieve the full financial benefits we expect from the sale of our Authentication Services business.

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
Under the agreements reached with buyers for the Authentication Services and messaging services businesses we divested, we are restricted from competing, either directly or indirectly, with those businesses for a defined period of time pursuant to negotiated non-compete arrangements.
Risks related to our securities
We have a considerable number of common shares subject to future issuance.
As of March 31, 2013, we had one billion authorized common shares, of which 151.2 million shares were outstanding. In addition, of our authorized common shares, 17.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our 4.625% Senior Notes due 2023 (the “Notes”), we have a substantial amount of long-term debt outstanding. In addition to the Convertible Debentures and the Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of March 31, 2013, we had borrowed $100.0 million under the unsecured credit facility, although we repaid the principal amount outstanding under the unsecured credit facility with the proceeds from the Notes offering.
It is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our unsecured credit facility and the indenture governing the Notes allow us to incur additional debt subject to certain limitations and will not prevent us from incurring obligations that do not constitute indebtedness under those agreements. If new debt is added to current debt levels, the risks and limitations related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could have adverse effects on our flexibility to take advantage of corporate opportunities, including the following:

•	making it more difficult for us to satisfy our debt obligations;

•
limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, or requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	having to repatriate cash held by foreign subsidiaries which would require us to accrue and pay additional U.S. taxes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in our businesses and the markets in which we compete;

•	placing us at a possible competitive disadvantage compared to other, less leveraged competitors and competitors that may have better access to capital resources; and

•	increasing our cost of borrowing.

The terms of our unsecured credit facility and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions and create the risk of default on such indebtedness.

The credit agreement that governs our unsecured credit facility and the indenture governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. The unsecured credit facility imposes, under certain circumstances, restrictions on our ability to:

•	permit our subsidiaries to incur or guarantee indebtedness;

•	pay dividends or other distributions or repurchase or redeem our capital stock unless we meet specified leverage and interest expense coverage ratios;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries' ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in our unsecured credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

The indenture governing the Notes also includes, subject to certain exceptions, limitations on our ability to create liens on our or our subsidiaries' assets to secure debt, engage in certain sale/leaseback transactions, permit our subsidiaries to incur or guarantee indebtedness, merge or consolidate with another person or sell or otherwise dispose of all or substantially all of our assets and, under certain circumstances, pay dividends or other distributions or repurchase or redeem capital stock or prepay, redeem or repurchase certain debt.

A breach of the covenants or restrictions under our unsecured credit facility or the indenture governing the Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our unsecured credit facility would permit the lenders under our unsecured credit facility to terminate all commitments to extend further credit under that agreement. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Moreover, in the event funds from foreign operations are needed to repay our debt obligations and U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Our unsecured credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. We expect to service our debt obligations primarily with cash flow generated from our guarantor subsidiary. Therefore, repayment of our indebtedness is substantially dependent on the generation of cash flow by our guarantor subsidiary and its ability to make such cash available to us, by dividend, debt repayment or otherwise. Our non-guarantor subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our guarantor subsidiary may not be able to, or may not be permitted to, on commercially reasonable terms, or at all, make distributions to enable us to make payments in respect of our indebtedness. Our guarantor subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries on commercially reasonable terms, or at all. While our unsecured credit facility limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our guarantor subsidiary, we may be required to repatriate cash from our foreign subsidiaries, which would be subject to U.S. federal income tax, or may otherwise be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and holders of the notes could declare all outstanding principal and interest to be due and payable, the lenders under our unsecured credit facility could terminate their commitments to loan money, certain holders of our Subordinated Convertible Debentures could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.
We may not have the ability to repurchase the Subordinated Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Subordinated Convertible Debentures; occurrence of certain events related to our Subordinated Convertible Debentures might have significant adverse accounting, disclosure, tax, and liquidity implications.
As a result of the sale of the Subordinated Convertible Debentures, we have a substantial amount of debt outstanding. Holders of our outstanding Subordinated Convertible Debentures will have the right to require us to repurchase the Subordinated Convertible Debentures upon the occurrence of a fundamental change as defined in the indenture governing the Subordinated Convertible Debentures dated as of August 20, 2007 between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). Although, in certain situations, the Indenture requires us to pay this repurchase price in cash, we may not have sufficient funds to repurchase the Subordinated Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all.
The Subordinated Convertible Debentures became convertible on April 1, 2013 due to our stock price exceeding the conversion price threshold trigger, and, if holders elect to convert their Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the Settlement Amount (as defined in the Indenture) in cash, stock, or a combination thereof. We currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures due to holders as a result of rights to convert or require repurchase exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert or require the Company to repurchase.
If we do not have adequate cash available, either from cash on hand, funds generated from operations or existing financing arrangements, or cannot obtain additional financing arrangements, we will not be able to settle the principal amount of the Subordinated Convertible Debentures in cash and, in the case of settlement of conversion elections, will be required to settle the principal amount of the Subordinated Convertible Debentures in stock. If we settle any portion of the principal amount of Convertible Debentures in stock, it will result in immediate dilution to the interests of existing security holders and the dilution could be material to such security holders.
If our intent to settle the principal amount in cash changes, or if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be lower under the if-converted method as compared to the treasury stock method.
If the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures (i.e., the Settlement Amount) is less than the adjusted issue price, under the Internal Revenue Code and the regulations thereunder, the difference is included in taxable income as recapture of previous interest deductions. The adjusted issue price grows over the term of the Convertible Debentures due to the difference between the interest deduction for tax, using a comparable yield rate of 8.5%, and the coupon rate of 3.25%, compounded annually. The settlement amount will vary based on the stock price at settlement date. Depending on the Settlement Amount for the Subordinated Convertible Debentures at the settlement date, the amount included in taxable income as a result of this recapture could be substantial, which could adversely impact our cash flow.
A fundamental change may constitute an event of default or prepayment under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the Subordinated Convertible Debentures in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the Subordinated Convertible Debentures when required would result in an event of default with respect to the Subordinated Convertible Debentures.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Any rating assigned to our debt securities could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Any lowering of our rating likely would make it more difficult or more expensive for us to obtain additional debt financing in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2013	737	$39.53	737	$946.4 million
February 1 – 28, 2013	854	$45.09	854	$907.9 million
March 1 – 31, 2013	1,397	$46.03	1,397	$843.6 million
	2,988		2,988
(1) On December 5, 2012, the Board authorized the repurchase of up to $458.8 million in our common stock, in addition to $541.2 million remaining available for repurchase under the previous 2010 Share Buyback Program for a total repurchase authorization of $1.0 billion of our common stock (collectively “the 2012 Share Buyback Program”). The 2012 Share Buyback Program has no expiration date. Purchases made under the 2012 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

4.1
Indenture dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to Current Report on Form 8-K filed on April 17, 2013).

4.2	Form of Note (included in Exhibit 4.1).

10.01
Registration Rights Agreement dated April 16, 2013, by and among VeriSign, Inc., Verisign Information Services, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on April 17, 2013).

10.02	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement +

10.04	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates a management contract or compensatory plan or arrangement
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

Date: April 25, 2013	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 25, 2013	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer