Form 10-Q
period 2013-06-30
VERISIGN INC/CA
filed 2013-07-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 19, 2013
Common stock, $.001 par value	143,580,826

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$578,301	$130,736
Marketable securities	1,419,161	1,425,700
Accounts receivable, net	13,556	11,477
Deferred tax assets	256	44,756
Prepaid expenses and other current assets	42,017	30,795
Total current assets	2,053,291	1,643,464
Property and equipment, net	337,879	333,861
Goodwill	52,527	52,527
Long-term deferred tax assets	51,976	7,299
Other long-term assets	29,168	25,325
Total long-term assets	471,550	419,012
Total assets	$2,524,841	$2,062,476
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$138,846	$130,391
Deferred revenues	596,869	564,627
Subordinated convertible debentures, including contingent interest derivative	606,282	—
Deferred tax liabilities	398,637	—
Total current liabilities	1,740,634	695,018
Long-term deferred revenues	259,515	247,955
Senior notes	750,000	—
Subordinated convertible debentures, including contingent interest derivative	—	597,614
Credit facility	—	100,000
Long-term deferred tax liabilities	3,698	386,914
Other long-term tax liabilities	44,926	44,298
Total long-term liabilities	1,058,139	1,376,781
Total liabilities	2,798,773	2,071,799
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 319,852 at June 30, 2013 and 318,722 at December 31, 2012; Outstanding shares: 144,121 at June 30, 2013 and 153,392 at December 31, 2012	320	319
Additional paid-in capital	19,458,183	19,891,291
Accumulated deficit	(19,729,142)	(19,900,545)
Accumulated other comprehensive loss	(3,293)	(388)
Total stockholders’ deficit	(273,932)	(9,323)
Total liabilities and stockholders’ deficit	$2,524,841	$2,062,476
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$239,332	$214,142	$475,779	$419,868
Costs and expenses:
Cost of revenues	46,630	42,844	93,884	84,100
Sales and marketing	23,269	26,313	41,373	54,128
Research and development	16,899	15,461	35,075	30,226
General and administrative	20,453	22,726	40,102	46,234
Restructuring charges	—	(182)	—	(730)
Total costs and expenses	107,251	107,162	210,434	213,958
Operating income	132,081	106,980	265,345	205,910
Interest expense	(19,809)	(12,580)	(32,405)	(24,920)
Non-operating income (loss), net	6,161	(2,097)	384	(1,290)
Income from continuing operations before income taxes	118,433	92,303	233,324	179,700
Income tax expense	(31,543)	(23,831)	(61,921)	(45,123)
Income from continuing operations, net of tax	86,890	68,472	171,403	134,577
Income from discontinued operations, net of tax	—	—	—	1,904
Net income	86,890	68,472	171,403	136,481
Unrealized (loss) gain on investments, net of tax	(159)	42	(426)	37
Realized gain on investments, net of tax, included in net income	(2,459)	(30)	(2,479)	(35)
Other comprehensive (loss) income	(2,618)	12	(2,905)	2
Comprehensive income	$84,272	$68,484	$168,498	$136,483

Basic income per share:
Continuing operations	$0.58	$0.43	$1.14	$0.85
Discontinued operations	—	—	—	0.01
Net income	$0.58	$0.43	$1.14	$0.86
Diluted income per share:
Continuing operations	$0.55	$0.42	$1.07	$0.82
Discontinued operations	—	—	—	0.01
Net income	$0.55	$0.42	$1.07	$0.83
Shares used to compute net income per share
Basic	148,576	157,599	150,549	158,471
Diluted	158,641	164,178	159,982	163,530
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$171,403	$136,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	30,526	26,273
Stock-based compensation	16,429	16,584
Excess tax benefit associated with stock-based compensation	(17,642)	(11,638)
Deferred income taxes	16,055	19,135
Other, net	10,064	10,947
Changes in operating assets and liabilities
Accounts receivable	(2,263)	2,213
Prepaid expenses and other assets	(991)	2,955
Accounts payable and accrued liabilities	30,090	(32,879)
Deferred revenues	43,802	75,178
Net cash provided by operating activities	297,473	245,249
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,564,459	8,101
Purchases of marketable securities	(1,557,724)	(1,097,669)
Purchases of property and equipment	(37,550)	(26,242)
Other investing activities	(3,221)	(520)
Net cash used in investing activities	(34,036)	(1,116,330)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	9,396	15,348
Repurchases of common stock	(478,148)	(152,725)
Repayment of borrowings	(100,000)	—
Proceeds from senior notes, net of issuance costs	738,731	—
Excess tax benefit associated with stock-based compensation	17,642	11,638
Other financing activities	—	189
Net cash provided by (used in) financing activities	187,621	(125,550)
Effect of exchange rate changes on cash and cash equivalents	(3,493)	(1,097)
Net increase (decrease) in cash and cash equivalents	447,565	(997,728)
Cash and cash equivalents at beginning of period	130,736	1,313,349
Cash and cash equivalents at end of period	$578,301	$315,621
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$20,495	$20,476
Cash paid for income taxes, net of refunds received	$17,531	$21,193
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
Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30,	December 31,
	2013	2012
	(In thousands)
Cash	$57,187	$63,578
Money market funds	92,932	38,054
Time deposits	3,919	3,614
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,851,154	1,452,358
Equity securities of a public company	—	3,341
Total	$2,005,192	$1,560,945

Included in Cash and cash equivalents	$578,301	$130,736
Included in Marketable securities	$1,419,161	$1,425,700
Included in Other long-term assets (Restricted cash)	$7,730	$4,509
The following table presents the contractual maturities of the debt securities held as of June 30, 2013:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due within one year	$1,821,654	$137	$(8)	$1,821,783
Due after one year through three years	29,439	24	(92)	29,371
Total	$1,851,093	$161	$(100)	$1,851,154
The unrealized losses as of June 30, 2013 relate to $158.7 million of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies that have been in a continuous unrealized loss position for less than twelve months. The Company anticipates that it will recover the entire amortized cost basis of these debt securities and has determined that no other-than-temporary impairments were required to be recognized during the six months ended June 30, 2013. The company does not have the intent to sell any of these investments and it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of June 30, 2013:
Assets:
Investments in money market funds	$92,932	$92,932	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,851,154	1,818,154	33,000	—
Foreign currency forward contracts (1)	562	—	562	—
Total	$1,944,648	$1,911,086	$33,562	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$15,640	$—	$—	$15,640
Foreign currency forward contracts (2)	329	—	329	—
Total	$15,969	$—	$329	$15,640
As of December 31, 2012:
Assets:
Investments in money market funds	$38,054	$38,054	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,452,358	1,419,280	33,078	—
Equity securities of public company	3,341	—	3,341	—
Foreign currency forward contracts (1)	71	—	71	—
Total	$1,493,824	$1,457,334	$36,490	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$11,203	$—	$—	$11,203
Foreign currency forward contracts (2)	765	—	765	—
Total	$11,968	$—	$765	$11,203

(1)	Included in Prepaid expenses and other current assets

(2)	Included in Accounts payable and accrued liabilities

The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.
The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices and are classified as Level 1. The fair value of the Company’s investments in other debt securities are obtained using the weighted average of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources and are classified as Level 2. Debt securities purchased with original maturities in excess of three months are included in Marketable securities.
The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of June 30, 2013, the valuation of the contingent interest derivative assumed a volatility rate of approximately 27%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at June 30, 2013. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$17,636	$12,438	$11,203	$11,625
Unrealized (gain) loss on contingent interest derivative on the Subordinated Convertible Debentures	(1,996)	3,147	4,437	3,960
Ending balance	$15,640	$15,585	$15,640	$15,585
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2013, the carrying value of these financial instruments approximated their fair value. The fair values of the Company’s Subordinated Convertible Debentures and the senior notes due 2023 (the “Notes”) as of June 30, 2013, are $1.8 billion and $733.1 million, respectively, and are based on available market information from public data sources. The fair value measurement of the Company’s Subordinated Convertible Debentures and the Notes are classified as Level 2.
Note 4. Other Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Prepaid expenses	$15,663	$15,413
Non-trade receivables	14,840	15,056
Debt issuance costs	10,768	—
Other	746	326
Total prepaid expenses and other current assets	$42,017	$30,795
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Other tax receivable	$5,811	$5,811
Long-term investments	413	413
Debt issuance costs	11,870	11,516
Long-term restricted cash	7,730	4,509
Prepaid expenses and deposits	3,344	3,076
Total other long-term assets	$29,168	$25,325
Unamortized debt issuance costs related to the Notes were $11.3 million and are included in Other long-term assets as of June 30, 2013. Debt issuance costs related to the Company’s Subordinated Convertible Debentures were reclassified to Prepaid expenses and other current assets from Other long-term assets during the six months ended June 30, 2013 as the related Subordinated Convertible Debentures were reclassified from long-term liabilities to current liabilities due to the fact that they are convertible at the option of each holder through September 30, 2013. Refer to Note 8, “Debt and Interest Expense” for further discussion of the Notes and Subordinated Convertible Debentures.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Accounts payable	$26,296	$23,519
Accrued employee compensation	35,548	38,778
Customer deposits, net	19,352	19,321
Taxes payable and other tax liabilities	25,699	21,918
Other accrued liabilities	31,951	26,855
Total accounts payable and accrued liabilities	$138,846	$130,391
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2012 was paid during the six months ended June 30, 2013. Taxes payable and other tax liabilities as of June 30, 2013 reflects an increase in current income taxes payable compared to December 31, 2012 due partly to an income tax liability of $2.3 million recorded in the three months ended June 30, 2013 related to a distribution from a foreign subsidiary that has ceased operations. Other accrued liabilities include miscellaneous vendor payables, interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15, and interest on the Notes which is paid semi-annually in arrears on May 1 and November 1.
Note 5. Stockholders’ Deficit
On December 5, 2012, the Company’s Board of Directors authorized the repurchase of up to $458.8 million of common stock, in addition to the $541.2 million of its common stock remaining available for repurchase under the previous 2010 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of its common stock (collectively, the “2012 Share Buyback Program”). The 2012 Share Buyback Program has no expiration date. Purchases made under the 2012 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2013 the Company repurchased 7.1 million and 10.1 million shares of its common stock, respectively, at an average stock price of $46.75 and $45.98, respectively. The aggregate cost of the repurchases under the 2012 Share Buyback Program in the three and six months ended June 30, 2013 was $333.9 million and $465.9 million, respectively. As of June 30, 2013, $509.7 million remained available for further repurchases under the 2012 Share Buyback Program.
During the six months ended June 30, 2013, the Company placed 0.3 million shares, at an average stock price of $45.54 and for an aggregate cost of $12.3 million, into treasury stock for purposes related to tax withholdings upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 175.7 million shares of its common stock for an aggregate cost of $5.4 billion, which is presented as a reduction of Additional paid-in capital.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Weighted-average shares of common stock outstanding	148,576	157,599	150,549	158,471
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	9,391	5,636	8,647	4,089
Unvested RSUs	536	659	661	713
Stock options	98	189	101	195
Employee stock purchase plan	40	95	24	62
Shares used to compute diluted net income per share	158,641	164,178	159,982	163,530
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Weighted-average stock options outstanding	—	58	—	59
Weighted-average exercise price	$—	$40.81	$—	$40.81
Weighted-average RSUs outstanding	1	4	151	3
Employee stock purchase plan	54	—	70	60
Performance based RSUs granted by the Company are excluded from the above calculation of diluted weighted average shares outstanding until the relevant performance criteria are achieved. There were less than 0.2 million such shares excluded from the calculation for each of the periods presented.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$1,575	$1,451	$3,115	$2,988
Sales and marketing	1,727	1,833	3,214	3,349
Research and development	1,745	1,327	3,640	2,569
General and administrative	3,788	3,843	6,460	7,678
Total stock-based compensation expense	$8,835	$8,454	$16,429	$16,584

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
RSUs	$8,169	$7,822	$14,690	$15,235
Employee stock purchase plan	1,425	1,098	3,132	2,108
Stock options	97	281	180	636
Capitalization (Included in Property and equipment, net)	(856)	(747)	(1,573)	(1,395)
Total stock-based compensation expense	$8,835	$8,454	$16,429	$16,584
Note 8. Debt and Interest Expense
Senior Notes due 2023
On April 16, 2013, the Company issued $750.0 million principal amount of 4.625% senior notes due May 1, 2023 at an issue price of 100%. The Notes were issued pursuant to an indenture, dated as of April 16, 2013 (the “Indenture”), among the Company, each of the subsidiary guarantors party thereto and U.S. Bank National Association. The Indenture provides that the Notes are general unsecured senior obligations of the Company and will be guaranteed on an unsecured senior basis by VeriSign Information Services, Inc. (the “Guarantor”). The Company’s Restricted Subsidiaries (as defined in the Indenture) may be required to guarantee the Notes if they incur or guarantee certain indebtedness. The Company used a portion of the net proceeds from the sale of the Notes to repay in full the $100.0 million of outstanding indebtedness under its unsecured credit facility and to pay accrued and unpaid interest thereunder. The Company has used and intends to continue to use the remaining amount of the net proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under its share repurchase program. In connection with the offering the Company incurred $11.6 million of issuance costs which were deferred and included in Other long-term assets. The issuance costs will be amortized to Interest expense over the 10 year term of the Notes.
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

Holders of the debentures may convert their Subordinated Convertible Debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any fiscal quarter beginning after December 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price in effect on the last trading day of such preceding fiscal quarter (the “Conversion Price Threshold Trigger”), which currently is $44.68;

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
The Company’s common stock price again exceeded the Conversion Price Threshold Trigger in the second quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through September 30, 2013. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, has classified the debt component of the Subordinated Convertible Debentures and the embedded contingent interest derivative as current liabilities as of June 30, 2013. On a quarterly basis, the Company must make a determination of whether or not the Subordinated Convertible Debentures are convertible, and accordingly, assess the classification of the related liabilities and assets as long-term or current.
2011 Credit Facility
In April 2013, the Company repaid the $100.0 million of borrowings that were outstanding under the 2011 Credit Facility using proceeds from the issuance of the Notes. The 2011 Credit Facility remains open and has an available borrowing capacity of $200.0 million.

Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Notes	7,227	—	7,227	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,145	1,975	4,246	3,910
Credit facility and amortization of debt issuance costs	574	625	1,181	1,262
Interest capitalized to Property and equipment, net	(293)	(176)	(561)	(564)
Total interest expense	$19,809	$12,580	$32,405	$24,920

Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest and dividend income	$620	$605	$1,263	$905
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	1,996	(3,147)	(4,437)	(3,960)
Income from transition services agreements	—	1,086	—	2,179
Realized net gain on investments	3,018	31	3,051	36
Other, net	527	(672)	507	(450)
Total non-operating income (loss), net	$6,161	$(2,097)	$384	$(1,290)
Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Unrealized gains (losses) on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that result primarily from changes in the Company’s stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012. Realized net gain on investments in the three and six months ended June 30, 2013 includes a$3.0 million gain on the sale of an investment in the equity securities of a public company. The investment had been accounted for as a cost method investment and the full value had been written off prior to the shares becoming publicly traded in 2012.
Note 10. Income Taxes
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Income tax expense from continuing operations	$31,543	$23,831	$61,921	$45,123
Effective tax rate	27%	26%	27%	25%
The effective tax rate for the three and six months ended June 30, 2013 and 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock based compensation. During the three and six months ended June 30, 2013, the Company recognized discrete income tax charges of $2.3 million in connection with a distribution from a foreign subsidiary that has ceased operations and $1.5 million related to a reduction in foreign deferred tax assets resulting from reduction in the tax rate for one of our subsidiaries in Switzerland.

During the six months ended June 30, 2012 the Company recognized a discrete income tax benefit from the release of a $3.1 million valuation allowance related to investments with differing book and tax bases.
As a result of the reclassification of the Company’s Subordinated Convertible Debentures to current liabilities, the Company reclassified the related deferred tax liability to current liabilities during the six months ended June 30, 2013. This change resulted in a shift for the U.S. federal and state tax jurisdictions from a net current deferred tax asset position to a net current deferred tax liability position and from a net long-term deferred tax liability position to a net long-term deferred tax asset position as of June 30, 2013.
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
On January 16, 2013, a complaint now captioned City of Fort Lauderdale General Employees’ Retirement System v. VeriSign, Inc., et al., and formerly captioned as Glaser v. VeriSign, Inc. et al., was filed in the United Stated District Court for the Eastern District of Virginia (Alexandria Division). The complaint asserted claims against the Company, D. James Bidzos and George E. Kilguss, III for alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act and Rule 10b-5.  The complaint alleged that the defendants made false and misleading statements primarily about the prospects for renewal of the .com registry agreement and with respect to revenue guidance.
The plaintiff sought to certify a class consisting of those who purchased Verisign common stock between June 25, 2012 and October 25, 2012. The complaint sought money damages with interest, costs and expenses of litigation including attorney fees, and equitable/injunctive or other and further relief as may be just and proper.
On February 15, 2013, the defendants filed a motion to dismiss the complaint. On March 8, 2013, the court granted plaintiff’s motion to stay a response to defendants’ motion to dismiss until after the appointment of lead plaintiff and lead counsel. On April 12, 2013, the court entered an order appointing lead counsel and as the lead plaintiff the City of Fort Lauderdale General Employees’ Retirement System. On June 21, 2013, the parties entered into a stipulation dismissing with prejudice the claims of the City of Fort Lauderdale General Employees’ Retirement System and of Glaser, and on June 25,

2013, the court executed the parties’ stipulation and entered it as an order.  The defendants made no payment to any plaintiff in connection with the stipulation or dismissal of the action.
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
Note 12. Subsequent Event
On July 24, 2013, the Company’s Board of Directors authorized the repurchase of up to $518.7 million of common stock, in addition to the $481.3 million of its common stock remaining available for repurchase under the 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of its common stock (collectively, the “2013 Share Buyback Program”). The 2013 Share Buyback Program has no expiration date. Purchases made under the 2013 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

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
Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of top-level domains that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the worlds 13 Internet root servers (“Registry Services”). Our product suite also includes NIA Services consisting of DDoS Protection Services, iDefense and Managed DNS. We have one reportable segment consisting of Registry Services and NIA Services. As of June 30, 2013, we had approximately 124.3 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Recently, growth in the number of domain names has been hindered by certain factors, including the overall economic conditions and changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior notes due 2023. We used a portion of the net proceeds to repay in full the $100.0 million of outstanding indebtedness under our unsecured revolving credit facility.

•
We recorded revenues of $239.3 million and $475.8 million during the three and six months ended June 30, 2013. respectively. This represents an increase of 12% and 13% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

•
During the three months ended June 30, 2013, domain names registered under the .com and .net TLDs increased by 1.2 million to end the quarter at 124.3 million active domain names which was an increase of 5% of active domain names from June 30, 2012.

•	In July 2013, we announced an increase in the domain name registration fees for the .net TLD from $5.62 to $6.18, effective February 1, 2014, per our agreement with ICANN.

•
We recorded operating income of $132.1 million and $265.3 million during the three and six months ended June 30, 2013, respectively. This represents an increase of 23% and 29% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

•
During the three and six months ended June 30, 2013, we repurchased approximately 7.1 million and 10.1 million shares, respectively, of our common stock under the 2012 Share Buyback Program for $333.9 million and $465.9 million, respectively.

•
Through, July 23, 2013, we repurchased an additional 0.6 million shares for $28.4 million under the 2012 Share Buyback Program. On July 24, 2013, our Board of Directors authorized the repurchase of up to $518.7 million of common stock, in addition to the $481.3 million of our common stock remaining available for repurchase under the 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock.

•	We generated cash flows from operating activities of $297.5 million during the six months ended June 30, 2013, an increase of 21% as compared to the same period last year.

•
The price of our common stock continued to exceed the Conversion Price Threshold Trigger during the second quarter of 2013, and therefore, the Subordinated Convertible Debentures are convertible into common stock during the third quarter of 2013 at the option of each holder. As a result, the debt component of the Subordinated Convertible Debentures, the related embedded contingent interest derivative, and deferred tax liability were classified in current liabilities, while the associated unamortized debt issuance costs were classified in current assets, as of June 30, 2013.

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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	19	20	20	20
Sales and marketing	10	12	9	13
Research and development	7	7	7	7
General and administrative	9	11	8	11
Total costs and expenses	45	50	44	51
Operating income	55	50	56	49
Interest expense	(8)	(6)	(7)	(6)
Non-operating income (loss), net	3	(1)	—	—
Income from continuing operations before income taxes	50	43	49	43
Income tax expense	(14)	(11)	(13)	(11)
Income from continuing operations, net of tax	36	32	36	32
Income from discontinued operations, net of tax	—	—	—	1
Net income	36%	32%	36%	33%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 and .net domain name registration fees by 10% from $4.65 to $5.11. Effective July 1, 2013, the registry fee for .net domain names increased from $5.11 to $5.62 and effective February 1, 2014, .net domain name registration fees will increase from $5.62 to $6.18. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The price of .com domain names is fixed at $7.85 for the duration of the new .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Revenues	$239,332	12%	$214,142	$475,779	13%	$419,868
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	June 30, 2013	% Change	June 30, 2012
Active domain names ending in .com and .net	124.3 million	5%	118.5 million

Revenues increased by $25.2 million during the three months ended June 30, 2013, as compared to the same period last year, primarily due to an increase of $22.1 million from the operation of the registries for the .com and .net TLDs and a $3.1 million increase from other registry and non-registry related service revenues. Revenues increased by $55.9 million during the six months ended June 30, 2013 as compared to the same period last year, primarily due to an increase of $49.3 million from the operation of the registries for the .com and .net TLDs and a $6.7 million increase from other revenues. The increase in revenues from operation of the registries for the .com and .net TLDs is primarily due to a 5% increase in the number of domain names ending in .com and .net and increases in the .com and .net domain name registration fees in July 2010 and January 2012 per our agreements with ICANN.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2013 as a result of further Internet growth. In addition we expect to see continued growth internationally in both .com and .net domain name bases, resulting from greater broadband availability, Internet adoption, and expanding e-commerce, especially in certain emerging markets that we have targeted through our marketing programs. However, recently the ongoing economic uncertainty has limited the rate of growth of the domain name base and may continue to do so in the future. Further, according to published reports, Google has made, and may continue to make changes to its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes have and may continue to have a negative effect on the first time renewal rate for registrations. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2013 as compared to fiscal 2012 as a result of continued growth in the number of active domain names ending in .com and .net, increases in our .com and .net registry fees in July 2010 and January 2012, and the implementation of the increase in .net registry fees which became effective July 1, 2013.

During the first half of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period closed in May 2012, and new domain name registration opportunities for a portion of the approved new gTLDs are expected to be available in 2013. We applied for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs originally selected us to provide back-end registry services. We continue to contract with applicants for approximately 200 new gTLDs to provide back-end registry services. We cannot predict whether we will be successful in becoming the registry for all or any of the gTLDs for which we submitted applications or whether any of the applications that remain active for which we would serve as the back-end service provider will be successful. We also cannot predict whether there will be any delays in ICANN’s approval process. For example, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000. The application process and availability of domain name registrations for approved new gTLDs applied for by Verisign or Verisign’s customers, and the timing of revenue generation, if any, from these gTLDs is uncertain. We do not expect to generate significant revenues, if any, from new gTLDs before 2014.
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
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
U.S.	144,510	12%	$129,180	286,657	12%	$255,107
EMEA	42,103	30%	32,311	82,104	29%	63,414
APAC	32,521	(2)%	33,176	66,180	4%	63,845
Other	20,198	4%	19,475	40,838	9%	37,502
Total revenues	$239,332		$214,142	$475,779		$419,868
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. In the three and six months ended June 30, 2013 revenue growth in EMEA benefited from several such changes while revenue in APAC was negatively impacted.
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
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Cost of revenues	$46,630	9%	$42,844	$93,884	12%	$84,100
Cost of revenues increased during the three months ended June 30, 2013, as compared to the same period last year, primarily due to increases in registry fees and depreciation expenses. Registry fees increased by $2.4 million, primarily due to an increase in the .com registry fees paid to ICANN under the renewed .com Registry Agreement which became effective in the fourth quarter of 2012. Depreciation expenses increased by $2.0 million due to an increase in purchases of equipment and hardware to support our infrastructure and the impact of the change in the estimated useful lives of computer hardware and equipment assets from 3 years to 4 years beginning in 2012.

Cost of revenues increased during the six months ended June 30, 2013, as compared to the same period last year, primarily due to increases in registry fees and depreciation expenses. Registry fees increased by $5.4 million, primarily due to an increase in the .com registry fees paid to ICANN under the renewed .com Registry Agreement. Depreciation expenses increased by $4.5 million due to an increase in purchases of equipment and hardware, the acceleration of depreciation on an abandoned software product, and the impact of the change in the estimated useful lives of computer hardware and equipment assets from 3 years to 4 years beginning in 2012.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2013 compared to the six months ended June 30, 2013.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Sales and marketing	$23,269	(12)%	$26,313	$41,373	(24)%	$54,128
Sales and marketing expenses decreased during the three months ended June 30, 2013, as compared to the same period last year, primarily due to decreases in consulting and advertising expenses, salary and employee benefits expenses, travel expenses and allocated overhead expenses. Consulting and advertising expenses decreased by $1.0 million, resulting from a reduction in consulting services related to market research and strategy in the three months ended June 30, 2013. Salary and employee benefits expenses, travel expenses, and allocated overhead expenses decreased by $1.3 million as a result of reduced headcount.
Sales and marketing expenses decreased during the six months ended June 30, 2013, as compared to the same period last year, primarily due to decreases in consulting and advertising expenses, salary and employee benefits expenses, travel expenses, allocated overhead expenses, and also due to fees paid to ICANN in connection with applications for new gTLDs during the six months ended June 30, 2012. Consulting and advertising expenses decreased by $7.3 million due to the timing of marketing initiatives in our Registry Services business. Salary and employee benefits expenses, travel expenses and allocated overhead expenses decreased by $1.8 million as a result of reduced headcount. In the six months ended June 30, 2012, we incurred fees of $2.6 million related to applications for new gTLDs.
We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2013 compared to the six months ended June 30, 2013 as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Research and development	$16,899	9%	$15,461	$35,075	16%	$30,226
Research and development expenses increased during the three months ended June 30, 2013, as compared to the same period last year, primarily due to a $2.0 million increase in salary and employee benefits expenses, including stock-based compensation expenses due to an increase in average headcount to support the development of our DNS infrastructure and other new services.
Research and development expenses increased during the six months ended June 30, 2013, as compared to the same period last year, primarily due to a $4.8 million increase in salary and employee benefits expenses, including stock-based compensation expenses due to an increase in average headcount to support the development of our DNS infrastructure and other new services.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2013 compared to the six months ended June 30, 2013.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
General and administrative	$20,453	(10)%	$22,726	$40,102	(13)%	$46,234
General and administrative expenses decreased during the three months ended June 30, 2013, as compared to the same period last year, primarily due to decreases in legal expenses and non-income related tax expenses, partially offset by an increase in salary and employee benefits expenses. Legal expenses decreased by $1.7 million primarily due to decreases in costs related to litigation, and patent and trademark applications. Non-income related tax expenses decreased by $1.6 million due to a decrease in tax rates in certain jurisdictions. Salary and employee benefits expenses increased by $1.7 million primarily due to an increase in bonus expenses.
General and administrative expenses decreased during the six months ended June 30, 2013, as compared to the same period last year, primarily due to decreases in legal expenses, occupancy expenses, and contract and professional services expenses, partially offset by an increase in salary and employee benefits expenses, including stock-based compensation expenses. Legal expenses decreased by $4.0 million due to decreases in costs related to litigation, patent and trademark applications and legal support related to the 2012 DOC review of the renewal of the .com Registry agreement. Occupancy expenses decreased by $1.8 million as a result of the reversal of certain accrued expenses upon the resolution of a dispute related to a vacated office lease and a reduction in leased space. Contract and professional services expenses decreased by $1.5 million due to consulting cost incurred in 2012 to support the DOC’s review of the renewal of our .com registry agreement. Salary and employee benefits expenses, including stock-based compensation expenses increased by $1.5 million as a result of an increase in bonus expenses, partially offset by a decrease in stock-based compensation expenses due to a reduction in the performance level achieved on certain performance based RSUs.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2013 compared to the six months ended June 30, 2013.
Interest expense
Interest expense consists of contractual interest payments on the Subordinated Convertible Debentures and the Notes, amortization of debt discount on the liability component of our Subordinated Convertible Debentures, amortization of debt issuance costs and interest expenses related to our current $200.0 million senior unsecured revolving credit facility, offset by capitalized interest.
A comparison of interest expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Notes	7,227	—	7,227	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,145	1,975	4,246	3,910
Credit facility and amortization of debt issuance costs	574	625	1,181	1,262
Interest capitalized to Property and equipment, net	(293)	(176)	(561)	(564)
Total interest expense	$19,809	$12,580	$32,405	$24,920

We expect interest expense to increase during the remainder of 2013 compared to the six months ended June 30, 2013 due to the additional interest payable on the Notes. See Note 8, “Debt and Interest Expense” of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Non-operating income (loss), net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest and dividend income	$620	$605	$1,263	$905
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	1,996	(3,147)	(4,437)	(3,960)
Income from transition services agreements	—	1,086	—	2,179
Realized net gain on investments	3,018	31	3,051	36
Other, net	527	(672)	507	(450)
Total non-operating income (loss), net	$6,161	$(2,097)	$384	$(1,290)
Interest and dividend income is earned principally from our surplus cash balances and marketable securities. Unrealized gains (losses) on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that result primarily from changes in our stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012. Realized net gain on investments in the three and six months ended June 30, 2013 includes a $3.0 million gain on the sale of an investment in the equity securities of a public company. The investment had been accounted for as a cost method investment and the full value had been written off prior to the shares becoming publicly traded in 2012.
Income tax expense
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Income tax expense from continuing operations	$31,543	$23,831	$61,921	$45,123
Effective tax rate	27%	26%	27%	25%
The effective tax rate for the three and six months ended June 30, 2013 and 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock based compensation. During the three and six months ended June 30, 2013, we recognized discrete income tax charges of $2.3 million in connection with a distribution from a foreign subsidiary that has ceased operations and $1.5 million related to a reduction in foreign deferred tax assets resulting from reduction in the tax rate for one of our subsidiaries in Switzerland.
During the six months ended June 30, 2012 we recognized a discrete income tax benefit from the release of a $3.1 million valuation allowance related to investments with differing book and tax bases.
Income from discontinued operations, net of tax
Income from discontinued operations before income taxes for the six months ended June 30, 2012 primarily represents the reversal of certain retained liabilities related to the prior operations of a divested business.

Liquidity and Capital Resources

	June 30,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$578,301	$130,736
Marketable securities	1,419,161	1,425,700
Total	$1,997,462	$1,556,436
As of June 30, 2013, our principal source of liquidity was $578.3 million of cash and cash equivalents and $1.4 billion of marketable securities. The cash held as of June 30, 2013 reflects the remaining proceeds from the $750.0 million Notes issued in April 2013. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. Our marketable securities consist primarily of U.S. Treasury bills with contractual maturities of less than one year. Approximately $29.4 million of marketable securities held as of June 30, 2013 have contractual maturities between one year and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As of June 30, 2013, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.4 billion. Our intent is to indefinitely reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. or if the Company elects to repatriate these funds, we would be required to accrue and pay additional U.S. taxes.
As of June 30, 2013, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037 (See Note 8 “Debt and Interest Expense” of the accompanying condensed consolidated financial statements).
The price of our common stock continued to exceed the Conversion Price Threshold Trigger during the second quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of the holder through September 30, 2013. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior unsecured notes due 2023 in a private offering. The Notes will mature in May 2023. We used a portion of the net proceeds to repay the $100.0 million of outstanding indebtedness under our unsecured revolving credit facility. The remaining proceeds have been and will continue to be used for general corporate purposes including, but not limited to, the repurchase of shares under the 2012 Share Buyback Program. The unsecured revolving credit facility remains available with a borrowing capacity of $200.0 million as of June 30, 2013.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for at least the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

In summary, our cash flows for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$297,473	$245,249
Net cash used in investing activities	(34,036)	(1,116,330)
Net cash provided by (used in) financing activities	187,621	(125,550)
Effect of exchange rate changes on cash and cash equivalents	(3,493)	(1,097)
Net increase (decrease) in cash and cash equivalents	$447,565	$(997,728)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2013 due to a decrease in cash paid to employees and vendors and an increase in cash received from customers. Payments to employees and vendors decreased primarily due to a reduction in cash operating expenses and the timing of payments to vendors. Cash received from customers increased primarily due to an increase in new and renewed domain name registrations during the six months ended June 30, 2013.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash used in investing activities decreased during the six months ended June 30, 2013 as we invested a large portion of our excess cash in marketable securities, consisting primarily of U.S. treasury bills, during the six months ended June 30, 2012. Additionally, purchases of property and equipment increased compared to the same period of the prior year as we continue to invest in our infrastructure.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.
The change in cash provided by (used in) financing activities during the six months ended June 30, 2013 was primarily due to proceeds from the Notes and an increase in realized excess tax benefits from exercises of stock options and vesting of RSUs, partially offset by an increase in the amount of share repurchases, repayment of outstanding indebtedness under our unsecured revolving credit facility, and a decrease in the proceeds from stock option exercises compared to the same period of the prior year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	deterioration of global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and renewals;

•	our success in direct marketing and promotional campaigns and the impact of such campaigns on new registrations and renewal rates;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars or their resellers;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of the removal of the right to increase prices for .com domain names in four of six years up to seven percent, as was permitted under the 2006 .com Registry Agreement;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the impact of ICANN’s Registry Agreement for new gTLDs, which requires the distribution of new gTLDs only through registrars who have executed the new Registry Accreditation Agreement (“RAA”).

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	the introduction of new gTLDs, which could cause security, stability and resiliency problems that could harm our business;

•	in the case of our NIA Services business, the long sales cycles for some of our services and the timing and execution of individual customer contracts;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

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

Any or all of the above factors could impact our revenues and operating results. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future periods. If this were to occur, the market price of our common stock would likely decline.
Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis and the uncertainties of the U.S. economic environment. For example, recently the ongoing economic instability in Europe has possibly limited the rate of growth of the domain name base and may continue to do so in the future. In addition, the economic, social and political environment has or may negatively impact, among other things:

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
Under the terms of the Cooperative Agreement, the Company has the right to petition for potential relief from the .com Registry Agreement’s pricing restrictions. However, there is uncertainty whether the DOC will approve any exercise by the Company of its right to increase the price per .com domain name under certain circumstances and whether the Company will be able to successfully demonstrate to the DOC that market conditions warrant removal of the pricing restrictions on .com domain names, each of which could materially and adversely affect our business and results of operations. There is also uncertainty of future revenue and profitability and potential fluctuations in quarterly operating results due to the potential increase in expenses and costs coupled with such factors as restrictions on increasing prices under the .com Registry Agreement and the Cooperative Agreement or any other changes to pricing terms in these agreements upon renewal.
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

•
ICANN has adopted registry agreements for new gTLDs that include the right for ICANN to amend the agreement without our consent, which could impose unfavorable contract obligations on us that could impact our plans and competitive positions with respect to new gTLDs. ICANN might seek to impose this same unilateral right to amend other registry agreements with us under certain conditions. ICANN has also included new mandatory obligations on registry operators that may increase the risks and potential liabilities associated with providing new gTLDs;

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

•
if we seek a price increase with respect to the .com domain name during the term of the .com Registry Agreement or at the time of the renewal of the .com Registry Agreement, the DOC could refuse to approve price increases with respect to .com domain names;

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

In addition, under the .com, .net and .name Registry Agreements, as well as the Cooperative Agreement with the DOC, we are prohibited from holding a greater than 15% ownership interest in any ICANN accredited registrar. This prohibition on cross-ownership currently applies to most ICANN gTLDs, and ICANN is currently considering requests to remove the restriction from some of the gTLD registries.  This prohibition does not apply to ccTLDs and ICANN has adopted a proposal to allow, with certain exceptions, the operators of new gTLDs to also own, be owned 100% by, or otherwise be affiliated with, a registrar.
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

•
ICANN is mandated by the Affirmation of Commitments by the DOC and ICANN to uphold a “bottom-up” or “multi-stakeholder” Internet governance approach. We believe recent actions by ICANN may signal a willingness to abandon this model on certain issues that impact our business and the Internet community.  If ICANN fails to uphold the multi-stakeholder model, it could harm our business and our relationship with ICANN; and

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to Verisign.

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
As of June 30, 2013, we had 131, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting ccTLDs which we do not operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as a small portion of our international revenues are not always denominated in U.S. dollars and some of our costs are denominated in foreign currencies;

•
high costs associated with repatriating profits to the U.S., which could impact us due to the large percentage of our cash currently held by us outside the U.S. (see “Management’s discussion and analysis of financial condition and results of operations - Liquidity and capital resources”);

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
As of June 30, 2013, we had $2.0 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.4 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis, which have affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates further, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results, results of operations and cash flows.
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
We currently administer and operate only two of the 13 root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Consequently, our Registry Services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls, if the delegation of new TLDs into the root zone causes problems, or if any of the independent operators or any of the third parties routing Internet communications presents inconsistent data for the TLDs or DNS generally.

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
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
Changes in state taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Many Internet merchants are not currently required to pay sales or other similar taxes in respect of shipments of goods into most states. However, state taxation laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce. For example, the State of Minnesota passed a law that requires certain online retailers with a physical presence or affiliates in Minnesota to collect sales taxes starting July 1, 2013. Congress is also currently considering a federal measure that would allow states to require most retailers, even those without a physical presence in a state, to collect state and local sales taxes. The enactment of any such law in any state may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers, and third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

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
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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

We are frequently subject to large-scale DDoS attacks.
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
Our success depends in part on our internally developed technologies and intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our applications, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force.  To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.

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
We are investing in our NIA Services, and the future growth of these services depends, in part, on the commercial success, acceptance, and reliability of our NIA Services. We continually evaluate and evolve the terms and conditions upon which these services are sold. These services may not experience success or acceptance as a result of changes to the terms and conditions. Also, these services will suffer if our target customers do not adopt or use these services. We are not certain that our target customers will choose our NIA Services or continue to use these services even after adoption.
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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the DNS root zone. On June 13, 2012, ICANN announced it received 1930 applications to operate over 1400 unique new gTLDs, with new registration opportunities potentially available beginning in late 2013. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, as set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, we believe there are issues regarding the deployment of the new gTLDs that should be addressed before any new gTLDs are delegated, and despite our efforts we do not know whether these issues will be addressed by ICANN sufficiently, if at all.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration that Verisign is currently prohibited from realizing. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD. At least one gTLD operator has successfully used this process; however, it is uncertain whether we would seek, or whether ICANN and/or the DOC would approve, the necessary changes to our existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage.
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately obtain these gTLDs, and even if we are successful in obtaining one or more of these new gTLDs, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and currently, applicants for approximately 200 new gTLDs continue to contract with the Company to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs, that such new gTLDs will be successful, or that we will ultimately provide back-end registry services for such amount of new gTLDs. Furthermore, ICANN's Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new RAA. If registrars do not execute the new RAA, our channel could be constricted, negatively impacting the sale of our services for new gTLDs.
In addition, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000 which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process, including objections filed against an application, could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. The timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs.
In addition, our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors. Finally, IDN TLDs face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize IDN TLDs and may be slow to adopt standards even if demand for such products is strong.
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
Following the divestiture of the Authentication Services business, our ability to compete with that business is restricted.
Under the Symantec Agreement, we are restricted from directly competing with the Authentication Services business for a defined period of time pursuant to a negotiated non-compete arrangement.
Risks related to our securities
We have a considerable number of common shares subject to future issuance.
As of June 30, 2013, we had one billion authorized common shares, of which 144.1 million shares were outstanding. In addition, of our authorized common shares, 16.9 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our 4.625% senior notes due 2023 (the “Notes”), we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the

Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of June 30, 2013, we had no borrowings under the unsecured credit facility. We repaid the principal amount outstanding under the unsecured credit facility with the proceeds from the Notes offering.
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

The credit agreement that governs our unsecured credit facility and the indenture governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, subject to certain exceptions, restrictions on our ability to:

•	permit our subsidiaries to incur or guarantee indebtedness;

•	pay dividends or other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	consolidate, merge or sell all or substantially all of our assets; and

•	engage in certain sale/leaseback transactions.

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

The Subordinated Convertible Debentures continue to be convertible due to our stock price exceeding the conversion price threshold trigger, and, if holders elect to convert their Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the Settlement Amount (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of a conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures due to holders as a result of rights to convert or require repurchase exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert or require the Company to repurchase.
If we do not have adequate cash available, either from cash on hand, funds generated from operations or existing financing arrangements, or cannot obtain additional financing arrangements, we will not be able to settle the principal amount of the Subordinated Convertible Debentures in cash and, in the case of settlement of conversion elections, will be required to settle the principal amount of the Subordinated Convertible Debentures in stock. If we settle any portion of the principal amount of the Subordinated Convertible Debentures in stock, it will result in immediate dilution to the interests of existing security holders and the dilution could be material to such security holders.
If our intent to settle the principal amount in cash changes, or if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be lower under the if-converted method as compared to the treasury stock method.
If the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures (i.e., the Settlement Amount) is less than the adjusted issue price, under the Internal Revenue Code and the regulations thereunder, the difference is included in taxable income as recapture of previous interest deductions. The adjusted issue price grows over the term of the Subordinated Convertible Debentures due to the difference between the interest deduction for tax, using a comparable yield rate of 8.5%, and the coupon rate of 3.25%, compounded annually. The settlement amount will vary based on the stock price at settlement date. Depending on the Settlement Amount for the Subordinated Convertible Debentures at the settlement date, the amount included in taxable income as a result of this recapture could be substantial, which could adversely impact our cash flow.
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

Any rating assigned to our debt securities could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Any lowering of our rating likely would make it more difficult or more expensive for us to obtain additional debt financing in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
April 1 – 30, 2013	678	$46.04	678	$812.4	million
May 1 – 31, 2013	3,264	$48.06	3,264	$655.5	million
June 1 – 30, 2013	3,200	$45.56	3,200	$509.7	million
	7,142		7,142
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
(2) On July 24, 2013, the Board authorized the repurchase of up to $518.7 million of common stock, in addition to the $481.3 million of our common stock remaining available for repurchase under the 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively “the 2013 Share Buyback Program”). The 2013 Share Buyback Program has no expiration date. Purchases made under the 2013 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

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

Date: July 25, 2013	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 25, 2013	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer