Form 10-Q
period 2013-09-30
VERISIGN INC/CA
filed 2013-10-24
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 18, 2013
Common stock, $.001 par value	137,052,343

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$117,591	$130,736
Marketable securities	1,689,223	1,425,700
Accounts receivable, net	14,823	11,477
Deferred tax assets	253	44,756
Prepaid expenses and other current assets	39,853	30,795
Total current assets	1,861,743	1,643,464
Property and equipment, net	337,785	333,861
Goodwill	52,527	52,527
Long-term deferred tax assets	48,391	7,299
Other long-term assets	29,505	25,325
Total long-term assets	468,208	419,012
Total assets	$2,329,951	$2,062,476
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$145,426	$130,391
Deferred revenues	597,033	564,627
Subordinated convertible debentures, including contingent interest derivative	613,751	—
Deferred tax liabilities	407,860	—
Total current liabilities	1,764,070	695,018
Long-term deferred revenues	260,963	247,955
Senior notes	750,000	—
Subordinated convertible debentures, including contingent interest derivative	—	597,614
Credit facility	—	100,000
Long-term deferred tax liabilities	3,832	386,914
Other long-term tax liabilities	44,903	44,298
Total long-term liabilities	1,059,698	1,376,781
Total liabilities	2,823,768	2,071,799
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 320,177 at September 30, 2013 and 318,722 at December 31, 2012; Outstanding shares: 137,654 at September 30, 2013 and 153,392 at December 31, 2012	320	319
Additional paid-in capital	19,157,314	19,891,291
Accumulated deficit	(19,648,244)	(19,900,545)
Accumulated other comprehensive loss	(3,207)	(388)
Total stockholders’ deficit	(493,817)	(9,323)
Total liabilities and stockholders’ deficit	$2,329,951	$2,062,476
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$243,678	$223,528	$719,457	$643,396
Costs and expenses:
Cost of revenues	46,554	41,460	140,438	125,560
Sales and marketing	22,900	22,928	64,273	77,056
Research and development	17,456	15,409	52,531	45,635
General and administrative	24,055	27,669	64,157	73,903
Restructuring charges	—	—	—	(730)
Total costs and expenses	110,965	107,466	321,399	321,424
Operating income	132,713	116,062	398,058	321,972
Interest expense	(21,119)	(12,619)	(53,524)	(37,539)
Non-operating loss, net	(4,592)	(1,742)	(4,208)	(3,032)
Income from continuing operations before income taxes	107,002	101,701	340,326	281,401
Income tax expense	(26,104)	(24,882)	(88,025)	(70,005)
Income from continuing operations, net of tax	80,898	76,819	252,301	211,396
Income from discontinued operations, net of tax	—	1,091	—	2,995
Net income	80,898	77,910	252,301	214,391
Unrealized gain (loss) on investments, net of tax	85	2,499	(341)	2,536
Realized loss (gain) on investments, net of tax, included in net income	1	(20)	(2,478)	(55)
Other comprehensive income (loss)	86	2,479	(2,819)	2,481
Comprehensive income	$80,984	$80,389	$249,482	$216,872

Basic income per share:
Continuing operations	$0.57	$0.49	$1.71	$1.34
Discontinued operations	—	0.01	—	0.02
Net income	$0.57	$0.50	$1.71	$1.36
Diluted income per share:
Continuing operations	$0.53	$0.46	$1.60	$1.28
Discontinued operations	—	0.01	—	0.02
Net income	$0.53	$0.47	$1.60	$1.30
Shares used to compute net income per share
Basic	141,701	156,261	147,567	157,729
Diluted	152,951	166,575	157,606	164,540
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$252,301	$214,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	45,415	39,652
Stock-based compensation	27,006	26,391
Excess tax benefit associated with stock-based compensation	(30,095)	(20,765)
Deferred income taxes	29,000	34,310
Other, net	17,577	15,650
Changes in operating assets and liabilities
Accounts receivable	(3,525)	3,602
Prepaid expenses and other assets	1,679	5,081
Accounts payable and accrued liabilities	47,185	(31,515)
Deferred revenues	45,414	80,074
Net cash provided by operating activities	431,957	366,871
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,253,776	393,677
Purchases of marketable securities	(2,516,714)	(1,579,234)
Purchases of property and equipment	(50,201)	(39,868)
Other investing activities	(3,946)	(638)
Net cash used in investing activities	(317,085)	(1,226,063)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	16,661	26,573
Repurchases of common stock	(810,067)	(231,391)
Repayment of borrowings	(100,000)	—
Proceeds from senior notes, net of issuance costs	738,297	—
Excess tax benefit associated with stock-based compensation	30,095	20,765
Other financing activities	—	189
Net cash used in financing activities	(125,014)	(183,864)
Effect of exchange rate changes on cash and cash equivalents	(3,003)	162
Net decrease in cash and cash equivalents	(13,145)	(1,042,894)
Cash and cash equivalents at beginning of period	130,736	1,313,349
Cash and cash equivalents at end of period	$117,591	$270,455
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$40,435	$40,829
Cash paid for income taxes, net of refunds received	$17,055	$19,975
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
Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30,	December 31,
	2013	2012
	(In thousands)
Cash	$53,014	$63,578
Money market funds	13,435	38,054
Time deposits	4,597	3,614
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,744,223	1,452,358
Equity securities of a public company	—	3,341
Total	$1,815,269	$1,560,945

Included in Cash and cash equivalents	$117,591	$130,736
Included in Marketable securities	$1,689,223	$1,425,700
Included in Other long-term assets (Restricted cash)	$8,455	$4,509

The fair value of the debt securities held as of September 30, 2013 was $1.7 billion, including $0.1 million of gross and net unrealized gains. During the three months ended September 30, 2013, the Company sold its debt securities with maturities in excess of one year. All of the debt securities held as of September 30, 2013 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of September 30, 2013:
Assets:
Investments in money market funds	$13,435	$13,435	$—	$—
Debt securities issued by the U.S. Treasury	1,744,223	1,744,223	—	—
Foreign currency forward contracts (1)	315	—	315	—
Total	$1,757,973	$1,757,658	$315	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$20,926	$—	$—	$20,926
Foreign currency forward contracts (2)	304	—	304	—
Total	$21,230	$—	$304	$20,926
As of December 31, 2012:
Assets:
Investments in money market funds	$38,054	$38,054	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,452,358	1,419,280	33,078	—
Equity securities of public company	3,341	—	3,341	—
Foreign currency forward contracts (1)	71	—	71	—
Total	$1,493,824	$1,457,334	$36,490	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$11,203	$—	$—	$11,203
Foreign currency forward contracts (2)	765	—	765	—
Total	$11,968	$—	$765	$11,203

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of September 30, 2013, the valuation of the contingent interest derivative assumed a volatility rate of approximately 26%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 5% at September 30, 2013. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$15,640	$15,585	$11,203	$11,625
Unrealized loss on contingent interest derivative on the Subordinated Convertible Debentures	5,286	3,167	9,723	7,127
Ending balance	$20,926	$18,752	$20,926	$18,752
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2013, the carrying value of these financial instruments approximated their fair value. The fair values of the Company’s Subordinated Convertible Debentures and the senior notes due 2023 (the “Senior Notes”) as of September 30, 2013, are $2.0 billion and $704.5 million, respectively, and are based on available market information from public data sources. The fair value measurement of the Company’s Subordinated Convertible Debentures and the Senior Notes are classified as Level 2.
Note 4. Other Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Prepaid expenses	$13,941	$15,413
Income tax and other receivables	14,602	15,056
Debt issuance costs	10,737	—
Other	573	326
Total prepaid expenses and other current assets	$39,853	$30,795
Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Other tax receivable	$5,811	$5,811
Long-term investments	413	413
Debt issuance costs	11,983	11,516
Long-term restricted cash	8,455	4,509
Prepaid expenses and deposits	2,843	3,076
Total other long-term assets	$29,505	$25,325
Unamortized debt issuance costs related to the Senior Notes were $11.4 million and are included in Other long-term assets as of September 30, 2013. Debt issuance costs related to the Company’s Subordinated Convertible Debentures were reclassified to Prepaid expenses and other current assets from Other long-term assets during the nine months ended September 30, 2013, as the related Subordinated Convertible Debentures were reclassified from long-term liabilities to current liabilities due to the fact that they are convertible at the option of each holder through December 31, 2013. Refer to Note 8, “Debt and Interest Expense” for further discussion of the Senior Notes and Subordinated Convertible Debentures.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Accounts payable	$23,986	$23,519
Accrued employee compensation	40,827	38,778
Customer deposits, net	19,495	19,321
Taxes payable and other tax liabilities	25,322	21,918
Other accrued liabilities	35,796	26,855
Total accounts payable and accrued liabilities	$145,426	$130,391
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2012, was paid during the nine months ended September 30, 2013. Other accrued liabilities include miscellaneous vendor payables, interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15, and interest on the Senior Notes which is paid semi-annually in arrears on May 1 and November 1.
Note 5. Stockholders’ Deficit
On July 24, 2013, the Company’s Board of Directors authorized the repurchase of up to $518.7 million of common stock, in addition to the $481.3 million of its common stock remaining available for repurchase under the previous 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of its common stock (collectively, the “2013 Share Buyback Program”). The 2013 Share Buyback Program has no expiration date. Purchases made under the 2013 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2013 the Company repurchased 6.8 million and 16.9 million shares of its common stock, respectively, at an average stock price of $48.87 and $47.14, respectively. The aggregate cost of the repurchases under these programs in the three and nine months ended September 30, 2013 was $331.3 million and $797.1 million, respectively. As of September 30, 2013, $697.1 million remained available for further repurchases under the 2013 Share Buyback Program.
During the nine months ended September 30, 2013, the Company placed 0.3 million shares, at an average stock price of $45.68 and for an aggregate cost of $13.0 million, into treasury stock for purposes related to tax withholdings upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 182.5 million shares of its common stock for an aggregate cost of $5.7 billion, which is presented as a reduction of Additional paid-in capital.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Weighted-average shares of common stock outstanding	141,701	156,261	147,567	157,729
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	10,480	9,232	9,258	5,803
Unvested RSUs	669	806	664	744
Stock options	94	182	98	191
Employee stock purchase plan	7	94	19	73
Shares used to compute diluted net income per share	152,951	166,575	157,606	164,540

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Weighted-average stock options outstanding	—	—	—	39
Weighted-average exercise price	$—	$—	$—	$40.81
Weighted-average RSUs outstanding	1	13	101	6
Employee stock purchase plan	454	86	198	69
Performance based RSUs granted by the Company are excluded from the above calculation of diluted weighted average shares outstanding until the relevant performance criteria are achieved. There were less than 0.2 million such shares excluded from the calculation for each of the periods presented.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$1,524	$1,491	$4,639	$4,479
Sales and marketing	1,442	1,697	4,656	5,046
Research and development	1,674	1,622	5,314	4,191
General and administrative	5,937	4,997	12,397	12,675
Total stock-based compensation expense	$10,577	$9,807	$27,006	$26,391
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
RSUs	$10,202	$9,062	$24,892	$24,297
Employee stock purchase plan	1,130	1,253	4,262	3,361
Stock options	—	193	180	829
Capitalization (Included in Property and equipment, net)	(755)	(701)	(2,328)	(2,096)
Total stock-based compensation expense	$10,577	$9,807	$27,006	$26,391
Note 8. Debt and Interest Expense
Senior Notes due 2023
On April 16, 2013, the Company issued $750.0 million principal amount of 4.625% senior notes due May 1, 2023 at an issue price of 100%. The Senior Notes were issued pursuant to an indenture, dated as of April 16, 2013 (the “Indenture”), among the Company, each of the subsidiary guarantors party thereto and U.S. Bank National Association. The Indenture provides that the Senior Notes are general unsecured obligations of the Company. VeriSign Information Services, Inc. which was previously the sole guarantor of the Senior Notes at the time of issuance, was merged with VeriSign Inc. during the third quarter of 2013. The Company’s Restricted Subsidiaries (as defined in the Indenture) may be required to guarantee the Senior Notes if they incur or guarantee certain indebtedness. The Company used a portion of the net proceeds from the sale of the Senior Notes to repay in full the $100.0 million of outstanding indebtedness under its unsecured credit facility (“Unsecured Credit Facility”) and to pay accrued and unpaid interest thereunder. The Company has used the remaining amount of the net proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under its share repurchase program. In connection with the offering the Company incurred $12.0 million of issuance costs which were deferred and included in Other long-term assets. The issuance costs are being amortized to Interest expense over the 10 year term of the Senior Notes.
The Company will pay interest on the Senior Notes at 4.625% per annum, semi-annually on May 1 and November 1, commencing on November 1, 2013. The Company may redeem all or a portion of the Senior Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Senior Notes plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or before May 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at a redemption price of 104.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. The Company may redeem all or a portion of the Senior Notes at any time on or after May 1, 2018 at the applicable redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences specific kinds of changes in control and if the Senior Notes are rated below investment grade by both rating agencies that rate the Senior Notes, the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.
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
On April 16, 2013, the Company, and VeriSign Information Services, Inc., which was previously the sole guarantor of the Senior Notes at the time of issuance, entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers that provided holders of the Senior Notes certain rights relating to registration of the Senior Notes under the Securities Act of 1933, as amended (the “Securities Act”).
In October 2013, the Company completed an exchange offer for all of its outstanding 4.625% Senior Notes due May 1, 2023, which were not registered under the Securities Act, for an equal principal amount of its 4.625% Senior Notes due May 1, 2023, which have been registered under the Securities Act on an effective exchange offer registration statement filed by the Company pursuant to the Registration Rights Agreement.
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

The Company’s common stock price again exceeded the Conversion Price Threshold Trigger in the third quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through December 31, 2013. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, has classified the debt component of the Subordinated Convertible Debentures and the embedded contingent interest derivative as current liabilities as of September 30, 2013. On a quarterly basis, the Company must make a determination of whether or not the Subordinated Convertible Debentures are convertible, and accordingly, assess the classification of the related liabilities and assets as long-term or current.
2011 Credit Facility
In April 2013, the Company repaid the $100.0 million of borrowings that were outstanding under the 2011 Credit Facility using proceeds from the issuance of the Senior Notes. The 2011 Credit Facility remains open and has an available borrowing capacity of $200.0 million.
Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on Senior Notes	8,672	—	15,899	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,189	2,017	6,435	5,927
Credit facility and amortization of debt issuance costs	443	637	1,623	1,898
Interest capitalized to Property and equipment, net	(341)	(191)	(902)	(755)
Total interest expense	$21,119	$12,619	$53,524	$37,539

Note 9. Non-operating Loss, Net
The following table presents the components of Non-operating loss, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest and dividend income	$320	$643	$1,583	$1,548
Unrealized loss on contingent interest derivative on Subordinated Convertible Debentures	(5,286)	(3,167)	(9,723)	(7,127)
Income from transition services agreements	—	362	—	2,541
Realized net (loss) gain on investments	(2)	34	3,049	68
Other, net	376	386	883	(62)
Total non-operating loss, net	$(4,592)	$(1,742)	$(4,208)	$(3,032)
Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Unrealized loss on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that results primarily from changes in the Company’s stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012. Realized net gain on investments in the nine months ended September 30, 2013 includes a $3.0 million gain on the sale of an investment in the equity securities of a public company.

Note 10. Income Taxes
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Income tax expense from continuing operations	$26,104	$24,882	$88,025	$70,005
Effective tax rate	24%	24%	26%	25%
The effective tax rate for the three and nine months ended September 30, 2013 and 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.
As a result of the reclassification of the Company’s Subordinated Convertible Debentures to current liabilities, the Company reclassified the related deferred tax liability to current liabilities during the nine months ended September 30, 2013. Accordingly, for the U.S. federal and state tax jurisdictions, this resulted in a shift from a net current deferred tax asset position to a net current deferred tax liability position and from a net long-term deferred tax liability position to a net long-term deferred tax asset position as of September 30, 2013.
Note 11. Contingencies
Legal Proceedings
On March 5, 2012, a complaint entitled Warhanek v. Bidzos, et al., No. 12-263-RGA, was filed in the United States District Court for the District of Delaware. The complaint asserts derivative claims on behalf of Verisign against current directors D. James Bidzos, William L. Chenevich, Roger H. Moore, Kathleen A. Cote, John D. Roach, Louis A. Simpson, Timothy Tomlinson and a former director, President and Chief Executive Officer Mark D. McLaughlin (the “Director Defendants”). The complaint also asserts one derivative claim against officers and certain former officers Richard H. Goshorn, Christine C. Brennan, and Kevin A. Werner (the “Executive Defendants,” and together with the Director Defendants and nominal defendant Verisign, the “Defendants”).
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
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Prior Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Prior Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company’s Prior Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain. On May 25, 2012, the defendants filed motions to dismiss this action in its entirety. Oral arguments on the motions to dismiss took place on November 16, 2012. On September 18, 2013, the Magistrate Judge issued a Report and Recommendation recommending that the motions to dismiss be granted and that the plaintiff be permitted leave to amend the complaint. Thereafter, on October 17, 2013, plaintiff filed a Notice of Voluntary Dismissal.  On October 22, 2013, the Court issued an order holding the dismissal in abeyance and stating that the dismissal would be granted (without prejudice) twenty-one days after notice is made public if no shareholder intervenes.

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
Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of top-level domains that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). Our product suite also includes NIA Services consisting of DDoS Protection Services, iDefense and Managed DNS. We have one reportable segment consisting of Registry Services and NIA Services. As of September 30, 2013, we had approximately 125.9 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Recently, growth in the number of domain names has been hindered by certain factors, including the overall economic conditions and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•
We recorded revenues of $243.7 million and $719.5 million during the three and nine months ended September 30, 2013, respectively. This represents an increase of 9% and 12% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

•
During the three months ended September 30, 2013, domain names registered under the .com and .net TLDs increased by 1.6 million to end the quarter at 125.9 million active domain names which was an increase of 5% of active domain names from September 30, 2012.

•	In July 2013, we announced an increase in the domain name registration fees for the .net TLD from $5.62 to $6.18, effective February 1, 2014, per our agreement with ICANN.

•
We recorded operating income of $132.7 million and $398.1 million during the three and nine months ended September 30, 2013, respectively. This represents an increase of 14% and 24% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

•
During the three and nine months ended September 30, 2013, we repurchased approximately 6.8 million and 16.9 million shares, respectively, of our common stock under our Share Buyback Programs for $331.3 million and $797.1 million, respectively. On July 24, 2013, our Board of Directors authorized the repurchase of up to $518.7 million of common stock, in addition to the $481.3 million of our common stock remaining available for repurchase under the 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively, the “2013 Share Buyback Program”). As of September 30, 2013, $697.1 million remained available for further repurchases under the 2013 Share Buyback Program.

•	Through October 23, 2013, we repurchased an additional 0.7 million shares for $37.9 million under the 2013 Share Buyback Program.

•	We generated cash flows from operating activities of $432.0 million during the nine months ended September 30, 2013, an increase of 18% as compared to the same period last year.

We expect to liquidate for tax purposes one of our domestic subsidiaries during the fourth quarter of 2013, which we expect will allow us to claim a worthless stock deduction on our 2013 federal income tax return.   If claimed, based on our preliminary estimates, we expect to record an income tax benefit during the fourth quarter of 2013, ranging from approximately $300.0 million to $400.0 million, related to the worthless stock deduction, net of valuation allowances and uncertain tax positions recorded as required under U.S. GAAP.  The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount we initially record.  We cannot guarantee that the liquidation of this subsidiary will occur as described, or at all, or what the ultimate outcome, use or amount of benefit we receive, if any, will be. The financial statement carrying value of this subsidiary is not material.
While we expect our domestic operations to generate sufficient taxable income to fully use the tax benefits of the ordinary loss from the worthless stock deduction, we are analyzing and evaluating various scenarios for realizing the benefits.  Although our current intent remains to indefinitely reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. and accordingly we have not provided deferred U.S. taxes for such funds, we anticipate reevaluating our overall business structure and financing of foreign operations as a part of this analysis.  If the conclusion of this analysis results in a change to our current strategy related to foreign operations, we may be required to accrue for an additional U.S. tax obligation although we cannot predict what such amount, if any, may be.  Based upon the audited statutory financial statements of our foreign subsidiaries as of December 31, 2012, on a combined basis our foreign subsidiaries have up to approximately $600.0 million of distributable capital under applicable foreign statutes.  We do not know what the ultimate outcome, if any, will be resulting from this analysis and evaluation for realizing the benefits.
Domain Name Information
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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	19	19	20	20
Sales and marketing	9	10	9	12
Research and development	7	7	7	7
General and administrative	10	12	9	11
Total costs and expenses	45	48	45	50
Operating income	55	52	55	50
Interest expense	(9)	(6)	(7)	(6)
Non-operating loss, net	(2)	(1)	(1)	—
Income from continuing operations before income taxes	44	45	47	44
Income tax expense	(11)	(11)	(12)	(11)
Income from continuing operations, net of tax	33	34	35	33
Income from discontinued operations, net of tax	—	1	—	—
Net income	33%	35%	35%	33%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 and .net domain name registration fees by 10% from $4.65 to $5.11. Effective July 1, 2013, the registry fee for .net domain names increased from $5.11 to $5.62 and effective February 1, 2014, .net domain name registration fees will increase from $5.62 to $6.18. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The price of .com domain names is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Revenues	$243,678	9%	$223,528	$719,457	12%	$643,396
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	September 30, 2013	% Change	September 30, 2012
Active domain names ending in .com and .net	125.9 million	5%	119.9 million

Revenues increased by $20.2 million during the three months ended September 30, 2013, as compared to the same period last year, primarily due to an increase of $17.7 million from the operation of the registries for the .com and .net TLDs and a $2.5 million increase from other registry and non-registry related service revenues. Revenues increased by $76.1 million during the nine months ended September 30, 2013 as compared to the same period last year, primarily due to an increase of $66.9 million from the operation of the registries for the .com and .net TLDs and a $9.1 million increase from other revenues. The increase in revenues from operation of the registries for the .com and .net TLDs is primarily due to a 5% increase in the number of domain names ending in .com and .net and increases in the .com domain name registration fees in January 2012 and .net domain name registration fees in January 2012 and July 2013 per our agreements with ICANN.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2013 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce, especially in certain emerging markets that we have targeted through our marketing programs. However, recently the ongoing economic uncertainty has limited the rate of growth of the domain name base and may continue to do so in the future. Further, according to published reports, Google has made, and may continue to make changes to its search algorithm, which may decrease traffic to certain websites, and pay-per-click advertising policies, which may provide less compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes have and may continue to have a negative effect on the first time renewal rate for registrations. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2013 as compared to fiscal 2012 as a result of continued growth in the number of active domain names ending in .com and .net and increases in the .com domain name registration fees in January 2012 and .net domain name registration fees in January 2012 and July 2013.

During the first half of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period closed in May 2012, but the timing of new domain name registration opportunities is uncertain. We applied for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs originally selected us to provide back-end registry services. We continue to contract with applicants for approximately 200 new gTLDs to provide back-end registry services. We cannot predict whether we will be successful in becoming the registry for all or any of the gTLDs for which we submitted applications or whether any of the applications that remain active for which we would serve as the back-end service provider will be successful. Further, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000 which could delay the activation of some approved new gTLDs. The application process and availability of domain name registrations for approved new gTLDs applied for by us or our customers, and the timing of revenue generation, if any, from these gTLDs is uncertain. We do not expect to generate significant revenues, if any, from new gTLDs before 2014.
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
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
U.S.	148,408	9%	$135,627	435,065	11%	$390,734
EMEA	43,483	26%	34,453	125,587	28%	97,867
APAC	31,752	(4)%	33,109	97,932	1%	96,954
Other	20,035	(1)%	20,339	60,873	5%	57,841
Total revenues	$243,678		$223,528	$719,457		$643,396
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. In the three and nine months ended September 30, 2013 revenue growth in EMEA benefited from several such changes while revenue in APAC was negatively impacted.
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
A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Cost of revenues	$46,554	12%	$41,460	$140,438	12%	$125,560
Cost of revenues increased during the three months ended September 30, 2013, as compared to the same period last year, primarily due to increases in registry fees, depreciation expenses and salary and employee benefits expenses. Registry fees increased by $2.2 million, due to an increase in the .com registry fees paid to ICANN under the renewed .com Registry Agreement which became effective in the fourth quarter of 2012. Depreciation expenses increased by $1.4 million due to an increase in purchases of equipment and hardware to support our infrastructure and the impact of the change in the estimated useful lives of computer hardware and equipment assets from 3 years to 4 years beginning in 2012. Salary and employee benefits expenses increased by $1.3 million, primarily due to an increase in bonus expenses.

Cost of revenues increased during the nine months ended September 30, 2013, as compared to the same period last year, primarily due to increases in registry fees, depreciation expenses and salary and employee benefits expenses. Registry fees increased by $7.7 million due to an increase in the .com registry fees paid to ICANN under the renewed .com Registry Agreement. Depreciation expenses increased by $5.9 million due to an increase in purchases of equipment and hardware, the acceleration of depreciation on an abandoned software product, and the impact of the change in the estimated useful lives of computer hardware and equipment assets from 3 years to 4 years beginning in 2012. Salary and employee benefits expenses increased primarily due to an increase in bonus expenses.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2013 compared to the nine months ended September 30, 2013.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Sales and marketing	$22,900	—%	$22,928	$64,273	(17)%	$77,056
Sales and marketing expenses remained consistent during the three months ended September 30, 2013, as compared to the same period last year.
Sales and marketing expenses decreased during the nine months ended September 30, 2013, as compared to the same period last year, primarily due to decreases in consulting and advertising expenses, salary and employee benefits expenses, travel expenses, allocated overhead expenses, and also due to fees paid to ICANN in connection with applications for new gTLDs during the nine months ended September 30, 2012. Consulting and advertising expenses decreased by $5.8 million due to the timing of marketing initiatives in our Registry Services business. Salary and employee benefits expenses, including stock-based compensation expenses, travel expenses and allocated overhead expenses decreased by $3.1 million as a result of reduced headcount. In the nine months ended September 30, 2012, we incurred fees of $2.6 million related to applications for new gTLDs.
We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2013 compared to the nine months ended September 30, 2013 as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
Research and development	$17,456	13%	$15,409	$52,531	15%	$45,635
Research and development expenses increased during the three months ended September 30, 2013, as compared to the same period last year, primarily due to a $1.6 million increase in salary and employee benefits expenses, including stock-based compensation expenses, due to an increase in average headcount to support the development of our DNS infrastructure and other new services and an increase in bonus expenses.

Research and development expenses increased during the nine months ended September 30, 2013, as compared to the same period last year, primarily due to a $7.6 million increase in salary and employee benefits expenses, including stock-based compensation expenses and allocated overhead costs, partially offset by a $2.1 million decrease in contract and professional services expenses. Salary and employee benefits expenses, including stock-based compensation expenses and allocated overhead costs increased due to an increase in average headcount to support the development of our DNS infrastructure and other new services and an increase in bonus expenses during the nine months ended September 30, 2013. Contract and professional services expenses decreased due to lower consulting costs on various projects.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2013 compared to the nine months ended September 30, 2013.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)
General and administrative	$24,055	(13)%	$27,669	$64,157	(13)%	$73,903
General and administrative expenses decreased during the three months ended September 30, 2013, as compared to the same period last year, primarily due to a decrease in legal expenses. Legal expenses were $4.0 million higher in the three months ended September 30, 2012, primarily due to legal support related to the Department of Commerce (“DOC”) review of the renewal of the .com Registry Agreement, litigation expenses, and patent and trademark application expenses
General and administrative expenses decreased during the nine months ended September 30, 2013, as compared to the same period last year, primarily due to decreases in legal expenses, contract and professional services expenses, and occupancy expenses, partially offset by an increase in salary and employee benefits expenses. Legal expenses were $8.0 million higher in the nine months ended September 30, 2012 due to costs related to litigation, patent and trademark applications and legal support related to the 2012 DOC review of the renewal of the .com Registry Agreement. Contract and professional services expenses decreased by $2.4 million due to consulting costs incurred in 2012 to support the DOC’s review of the renewal of the .com Registry Agreement and a decrease in other outsourced services. Occupancy expenses decreased by $2.1 million as a result of the reversal of certain accrued expenses upon the resolution of a dispute related to a vacated office lease and a reduction in leased space. Salary and employee benefits expenses increased by $3.6 million as a result of an increase in bonus expenses and an increase in average headcount.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2013 compared to the nine months ended September 30, 2013.

Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on Senior Notes	8,672	—	15,899	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,189	2,017	6,435	5,927
Credit facility and amortization of debt issuance costs	443	637	1,623	1,898
Interest capitalized to Property and equipment, net	(341)	(191)	(902)	(755)
Total interest expense	$21,119	$12,619	$53,524	$37,539
Contractual interest on the Senior Notes during the three and nine months ended September 30, 2013 is the result of the issuance of the Senior Notes in April 2013. We expect interest expense as a percentage of revenues to increase during the remainder of 2013 compared to the nine months ended September 30, 2013 due to the additional interest payable on the Senior Notes. See Note 8, “Debt and Interest Expense” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating loss, net
The following table presents the components of Non-operating loss, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest and dividend income	$320	$643	$1,583	$1,548
Unrealized loss on contingent interest derivative on Subordinated Convertible Debentures	(5,286)	(3,167)	(9,723)	(7,127)
Income from transition services agreements	—	362	—	2,541
Realized net (loss) gain on investments	(2)	34	3,049	68
Other, net	376	386	883	(62)
Total non-operating loss, net	$(4,592)	$(1,742)	$(4,208)	$(3,032)
Interest and dividend income is earned principally from our surplus cash balances and marketable securities. Unrealized gains (losses) on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that result primarily from changes in our stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012. Realized net gain on investments in the three and nine months ended September 30, 2013 includes a $3.0 million gain on the sale of an investment in the equity securities of a public company.

Income tax expense
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Income tax expense from continuing operations	$26,104	$24,882	$88,025	$70,005
Effective tax rate	24%	24%	26%	25%
The effective tax rate for the three and nine months ended September 30, 2013 and 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.
We expect to liquidate for tax purposes one of our domestic subsidiaries during the fourth quarter of 2013, which we expect will allow us to claim a worthless stock deduction on our 2013 federal income tax return. If claimed, based on our preliminary estimates, we expect to record an income tax benefit during the fourth quarter of 2013, ranging from approximately $300.0 million to $400.0 million, related to the worthless stock deduction, net of valuation allowances and uncertain tax positions recorded as required under U.S. GAAP. The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount we initially record. We cannot guarantee that the liquidation of this subsidiary will occur as described, or at all, or what the ultimate outcome, use or amount of benefit we receive, if any, will be. The financial statement carrying value of this subsidiary is not material.
While we expect our domestic operations to generate sufficient taxable income to fully use the tax benefits of the ordinary loss from the worthless stock deduction, we are analyzing and evaluating various scenarios for realizing the benefits. Although our current intent remains to indefinitely reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. and accordingly have not provided deferred U.S. taxes for such funds, we anticipate reevaluating our overall business structure and financing of foreign operations as a part of this analysis. If the conclusion of this analysis results in a change to our current strategy related to foreign operations, we may be required to accrue for an additional US tax obligation although we cannot predict what such amount, if any, may be. Based upon the audited statutory financial statements of our foreign subsidiaries as of December 31, 2012, on a combined basis our foreign subsidiaries have up to approximately $600.0 million of distributable capital under applicable foreign statutes. We do not know what the ultimate outcome, if any, will be resulting from this analysis and evaluation for realizing the benefits.
Income from discontinued operations, net of tax
Income from discontinued operations before income taxes for the three and nine months ended September 30, 2012 primarily represents the reversal of certain retained liabilities related to the prior operations of a divested business.

Liquidity and Capital Resources

	September 30,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$117,591	$130,736
Marketable securities	1,689,223	1,425,700
Total	$1,806,814	$1,556,436
As of September 30, 2013, our principal source of liquidity was $117.6 million of cash and cash equivalents and $1.7 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. During the three months ended September 30, 2013, we sold our debt securities with maturities in excess of one year. As of September 30, 2013, all of our marketable securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of September 30, 2013, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.4 billion. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income tax expense,” we expect to claim a worthless stock deduction on our 2013 federal income tax return and record, during the fourth quarter of 2013, an income tax benefit of approximately $300.0 million to $400.0 million, net of valuation allowances and uncertain tax positions recorded as required under U.S. GAAP. While we expect our domestic operations to generate sufficient taxable income to fully use the tax benefits of the ordinary loss from the worthless stock deduction, we are analyzing and evaluating strategies for realizing the benefits. Although our current intent remains to indefinitely reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. and accordingly we have not provided deferred U.S. taxes for such funds, we anticipate reevaluating our overall business structure and financing of foreign operations as a part of this analysis. If the conclusion of this analysis results in a change to our current strategy related to foreign operations, we may be required to accrue for an additional U.S. tax obligation although we cannot predict what such amount, if any, may be. Based upon the audited statutory financial statements of our foreign subsidiaries as of December 31, 2012, on a combined basis our foreign subsidiaries have up to approximately $600.0 million of distributable capital under applicable foreign statutes. We do not know what the ultimate outcome, if any, will be resulting from this analysis and evaluation for realizing the benefits.
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior unsecured notes due 2023 in a private offering. The Senior Notes will mature in May 2023. We used a portion of the net proceeds to repay the $100.0 million of outstanding indebtedness under our unsecured revolving credit facility. The remaining portion of the proceeds have been used for general corporate purposes including, the repurchase of shares under the 2013 Share Buyback Program. The unsecured revolving credit facility remains available with a borrowing capacity of $200.0 million.
As of September 30, 2013, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037 (See Note 8 “Debt and Interest Expense” of the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q).
The price of our common stock continued to exceed the Conversion Price Threshold Trigger during the third quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of the holder through December 31, 2013. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
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
In summary, our cash flows for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$431,957	$366,871
Net cash used in investing activities	(317,085)	(1,226,063)
Net cash used in financing activities	(125,014)	(183,864)
Effect of exchange rate changes on cash and cash equivalents	(3,003)	162
Net decrease in cash and cash equivalents	$(13,145)	$(1,042,894)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the nine months ended September 30, 2013 primarily due to a decrease in cash paid to employees and vendors and an increase in cash received from customers. Payments to employees and vendors decreased primarily due to a reduction in cash operating expenses and the timing of payments to vendors. Cash received from customers increased primarily due to an increase in new and renewed domain name registrations during the nine months ended September 30, 2013.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash used in investing activities decreased during the nine months ended September 30, 2013, as we invested a large portion of our excess cash in marketable securities, consisting primarily of U.S. treasury bills, during the nine months ended September 30, 2012. Additionally, purchases of property and equipment increased compared to the same period of the prior year as we continue to invest in our infrastructure.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.
Net cash used in financing activities decreased during the nine months ended September 30, 2013 primarily due to proceeds received from the issuance of the Senior Notes in April 2013 and an increase in realized excess tax benefits from exercises of stock options and vesting of RSUs, partially offset by an increase in the amount of share repurchases, repayment of outstanding indebtedness under our unsecured revolving credit facility, and a decrease in the proceeds from stock option exercises compared to the same period of the prior year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the nine months ended September 30, 2013, we sold all of our debt securities with contractual maturities in excess of one year. As of September 30, 2013, all of our marketable securities consist of debt securities issued by the U.S. Treasury with contractual maturities of less than one year. There have been no other significant changes in our market risk exposures since December 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	deterioration of global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and renewals;

•	our success in direct marketing and promotional campaigns and the impact of such campaigns on new registrations and renewal rates;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars or their resellers;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of the removal of the right to increase prices for .com domain names in four of six years up to seven percent, as was permitted under the 2006 .com Registry Agreement;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the impact of ICANN’s Registry Agreement for new gTLDs, which requires the distribution of new gTLDs only through registrars who have executed the new Registry Accreditation Agreement (“RAA”).

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	ICANN’s plan for the introduction of new gTLDs could cause security, stability and resiliency problems that could substantially and permanently harm our business;

•	in the case of our NIA Services business, the long sales cycles for some of our services and the timing and execution of individual customer contracts;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

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
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis, currency fluctuations, potential fallout from the disclosures related to the U.S. Internet and communications surveillance and the uncertainties of the U.S. economic environment. For example, recently the ongoing economic instability in Europe has possibly limited the rate of growth of the domain name base and may continue to do so in the future. In addition, the economic, social and political environment has or may negatively impact, among other things:

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
The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in Internet user behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our ability to develop new products, services or other offerings;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our current or new customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events, armed conflict and currency fluctuations;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.

Substantially all of our revenue is derived from our Registry Services business. Limitations on our ability to raise prices on .com registrations and any failure to renew key agreements could materially and adversely affect our business, results of operations, financial condition and cash flows.
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

•
ICANN has adopted registry agreements for new gTLDs that include the right for ICANN to amend the agreement without a registry operator’s consent, which could impose unfavorable contract obligations on us that could impact our plans and competitive positions with respect to new gTLDs. ICANN might seek to impose this same unilateral right to amend other registry agreements with us under certain conditions. ICANN has also included new mandatory obligations on registry operators that may increase the risks and potential liabilities associated with providing new gTLDs;

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

•
if we seek a price increase with respect to.com domain names during the term of the .com Registry Agreement or at the time of the renewal of the .com Registry Agreement, the DOC could refuse to approve price increases with respect to .com domain names;

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

•
ICANN is mandated by the Affirmation of Commitments by the DOC and ICANN to uphold a “bottom-up” or “multi-stakeholder” Internet governance approach. We believe recent actions by ICANN have signaled a willingness to abandon this model on certain important issues that impact our business and the Internet community.  If ICANN fails to uphold the multi-stakeholder model, it could harm our business and our relationship with ICANN; and

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to Verisign.

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
As of September 30, 2013, we had 131, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
As of September 30, 2013, we had $1.8 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the U.S. debt ceiling crisis and the eurozone crisis, which have affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates further, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results, results of operations and cash flows.
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

We operate two root zone servers and are contracted to perform the Root Zone Maintainer function. Under ICANN’s new gTLD program, we face increased risk from these operations.

We administer and operate two of the thirteen root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Under the Cooperative Agreement, we also function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself and periodically distribute it to all root zone server operators.

Under its new gTLD program, ICANN intends to recommend for delegation into the root zone up to 1,400 new TLDs potentially within a compressed timeframe. On October 23, 2013, the DOC authorized the delegation of the first four new IDN gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new TLDs cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new TLDs into the root zone causes problems to certain components of the DNS ecosystem or the third parties routing Internet communications present inconsistent data for these new TLDs or other aspects of the global DNS or other relying parties are negatively impacted as a result of unaddressed domain name collisions.
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
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo! and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites, and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root master database that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated form of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the domain name root zone servers and TLD name servers that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as first disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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
We rely on our intellectual property, and any failure by us to protect or enforce, or any misappropriation of, our intellectual property could harm our business.
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
We cannot be certain that we do not and will not infringe the intellectual property rights of others. Claims relating to infringement of intellectual property of others or other similar claims have been made against us and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The international use of our logo could present additional potential risks for third party claims of infringement. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.
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
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters. See Note 11, “Contingencies” Legal Proceedings, of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
With the introduction of new gTLDs, many of our registrars, based upon their registrant needs, may choose to focus their short- or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms, and if we are unable to maintain their focus on our products and services or move through them to engage the same registrants, this could harm our business.

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
Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel; possible material adverse effects on our results of operations during and after the development process; and our possible inability to achieve the intended objectives of the initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all. Any strategic initiative to leverage our patent portfolio will likely increase litigation risks from potential licensees and we may have to resort to litigation to enforce our intellectual property rights. Litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources.

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
Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our effective tax rates.
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation and uncertain tax position allowances. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result.

A significant portion of our foreign earnings for the current fiscal year was earned by our Swiss subsidiaries. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.
As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income tax expense” in Part I, Item II of this Quarterly Report on Form 10-Q, we expect to claim a worthless stock deduction on our 2013 federal income tax return and record, during the fourth quarter of 2013, an income tax benefit of approximately $300.0 million to $400.0 million, net of valuation allowances and uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount we initially record. In addition, we cannot guarantee that the liquidation of this subsidiary will occur as described, or at all, or what the ultimate outcome, use or amount of benefit we receive, if any, will be.
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
Deferred income taxes are not provided on most of the undistributed earnings of our foreign subsidiaries because these earnings are intended to be indefinitely reinvested. During the fourth quarter of 2013, we expect to analyze and evaluate various scenarios for realizing the tax benefits expected to result from a worthless stock deduction discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income tax expense” in Part I, Item 2 of this Quarterly Report on Form 10-Q. As part of this analysis, we anticipate reevaluating our overall business structure and financing of foreign operations. If the conclusion of this analysis results in a change to our current strategy related to foreign operations, we may be required to accrue for an additional US tax obligation, although we cannot predict what such amount, if any, may be. Based upon the audited statutory financial statements of our foreign subsidiaries as of December 31, 2012, on a combined basis our foreign subsidiaries have up to approximately $600.0 million of distributable capital under applicable foreign statutes. We cannot predict what the ultimate outcome, if any, will be resulting from this analysis.
We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If these factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations, financial condition and cash flows.
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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), there are 18 other operational gTLDs and, on October 23, 2013, the DOC authorized the delegation of the first four new IDN gTLDs. ICANN intends to continue to award, as part of an initial round, up to approximately 1,400 additional gTLDs under its new gTLD program and is executing agreements with new gTLD applicants. ICANN intends to offer future rounds that could increase the number of gTLDs. In addition, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the DNS root zone. On June 13, 2012, ICANN announced it received 1,930 applications, as part of an initial round, to operate over 1,400 unique new gTLDs, with new registration opportunities potentially available beginning in late 2013. On October 23, 2013, the DOC authorized the delegation of the first four new IDN gTLDs. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. In addition, as set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, we believe there are issues regarding the deployment of the new gTLDs that should be addressed before any new gTLDs are delegated, and despite our efforts some of these issues have not been addressed by ICANN sufficiently, if at all.
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
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately obtain these gTLDs, and even if we are successful in obtaining one or more of these new gTLDs, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and currently, applicants for approximately 200 new gTLDs continue to contract with the Company to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs, that such new gTLDs will be successful, or that we will ultimately provide back-end registry services for such amount of new gTLDs. Furthermore, ICANN's Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new RAA. If registrars do not execute the new RAA, our channel could be constricted, negatively impacting the sale of our services for new gTLDs. On October 23, 2013, the DOC authorized the delegation of the first four new IDN gTLDs none of which are applicants who entered into agreements with us to provide back-end registry services.
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
As of September 30, 2013, we had one billion authorized common shares, of which 137.7 million shares were outstanding. In addition, of our authorized common shares, 16.6 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our Senior Notes, we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an Unsecured Credit Facility with a borrowing capacity of $200.0 million and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of September 30, 2013, we had no borrowings under the Unsecured Credit Facility.
It is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Unsecured Credit Facility and the Indenture governing the Senior Notes allow us to incur additional debt subject to certain limitations and will not prevent us from incurring obligations that do not constitute indebtedness under those agreements. If new debt is added to current debt levels, the risks and limitations related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could have adverse effects on our flexibility to take advantage of corporate opportunities, including the following:

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
In addition, the Indenture that governs the Senior Notes and the credit agreement that governs our Unsecured Credit Facility contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations, including the Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Moreover, in the event funds from foreign operations are needed to repay our debt obligations and U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Senior Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
Our Unsecured Credit Facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a significant portion of our operations through our subsidiaries, which are not guarantors of the Senior Notes or our other indebtedness. Repayment of our indebtedness is substantially dependent on the generation of cash flow by VeriSign, Inc. Our non-guarantor subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Future guarantor subsidiaries, if any, may not be able to, or may not be permitted to, on commercially reasonable terms, or at all, make distributions to enable us to make payments in respect of our indebtedness. Such subsidiaries are distinct legal entities, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries on commercially reasonable terms, or at all. While our Unsecured Credit Facility limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. If we cannot service our debt obligations with our cash flows and domestic cash on hand, we may be required to repatriate cash from our foreign subsidiaries, which would be subject to U.S. federal income tax, or may otherwise be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Unsecured Credit Facility could terminate their commitments to loan money, certain holders of our Subordinated Convertible Debentures could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.
The terms of our Unsecured Credit Facility and the Indenture governing the Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions and create the risk of default on such indebtedness.
The credit agreement that governs our Unsecured Credit Facility and the Indenture governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, subject to certain exceptions, restrictions on our ability to:

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
A breach of the covenants or restrictions under our Unsecured Credit Facility or the Indenture governing the Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our Unsecured Credit Facility would permit the lenders under our Unsecured Credit Facility to terminate all commitments to extend further credit under that agreement. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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
Some of the cash, cash equivalents and marketable securities that appear on our consolidated balance sheet may not be available for use in our business or to meet our debt obligations without adverse income tax consequences.
As of September 30, 2013, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $1.4 billion. Our intent is to indefinitely reinvest outside of the United States those funds held by foreign subsidiaries that have not been previously taxed in the United States, although we anticipate reevaluating our overall business structure and financing of foreign operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity. In the event that funds from our foreign operations are needed to fund operations in the United States or to meet our debt obligations, and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate those funds.  In light of the foregoing, the amount of cash, cash equivalents and marketable securities that appear on our balance sheet may overstate the amount of liquidity we have available to meet our business or debt obligations, including obligations under the Senior Notes.
We may not be able to repurchase the Senior Notes upon a change of control.
Upon the occurrence of specific kinds of change of control events and if the Senior Notes are rated below investment grade by both rating agencies that rate the Senior Notes, we will be required to offer to repurchase all outstanding Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Additionally, under our Unsecured Credit Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the Unsecured Credit Facility and the commitments to lend would terminate. The source of funds for any repurchase of the Senior Notes and repayment of borrowings under our Unsecured Credit Facility would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Senior Notes upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. If we fail to repurchase the Senior Notes in that circumstance, we will be in default under the Indenture that governs the Senior Notes. We may require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Senior Notes may be limited by law. In order to avoid the obligations to repurchase the Senior Notes and events of default and potential breaches of our Unsecured Credit Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

In addition, certain important corporate events, such as leveraged recapitalizations, may not, under the Indenture that governs the Senior Notes, constitute a “change of control” that would require us to repurchase the Senior Notes, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of the Senior Notes. Additionally, holders may not be able to require us to purchase their Senior Notes in certain circumstances involving a significant change in the composition of our board of directors, including a proxy contest where our board of directors approves for purposes of the change of control provisions of the Indenture, but does not endorse, a dissident slate of directors. In this regard, decisions of the Delaware Chancery Court (not involving us or our securities) considered a change of control redemption provision contained in an indenture governing publicly traded debt securities that was substantially similar to the change of control redemption provision in the Indenture that governs the Senior Notes with respect to “continuing directors.” In these cases, the court noted that the board of directors may “approve” a dissident shareholder’s nominees solely to avoid triggering the change of control redemption provision of the indenture without supporting their election if the board determines in good faith that the election of the dissident nominees would not be materially adverse to the interests of the corporation or its stockholders (without taking into consideration the interests of the holders of debt securities in making this determination). Further, according to these decisions, the directors’ duty of loyalty to shareholders under Delaware law may, in certain circumstances, require them to give such approval.
Furthermore, the exercise by the holders of Senior Notes of their right to require us to repurchase the Senior Notes pursuant to a change of control offer could cause a default under the agreements governing our other indebtedness, including future agreements, even if the change of control itself does not, due to the financial effect of such repurchases on us. In the event a change of control offer is required to be made at a time when we are prohibited from purchasing Senior Notes, we could attempt to refinance the borrowings that contain such prohibitions. If we do not obtain a consent or repay those borrowings, we will remain prohibited from purchasing Senior Notes. In that case, our failure to purchase tendered Senior Notes would constitute an event of default under the Indenture which could, in turn, constitute a default under our other indebtedness. Finally, our ability to pay cash to the holders of Senior Notes upon a repurchase pursuant to a change of control offer may be limited by our then existing financial resources.
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
As a result of the sale of the Subordinated Convertible Debentures, we have a substantial amount of debt outstanding. Holders of our outstanding Subordinated Convertible Debentures will have the right to require us to repurchase the Subordinated Convertible Debentures upon the occurrence of a fundamental change as defined in the indenture governing the Subordinated Convertible Debentures dated as of August 20, 2007 between the Company and U.S. Bank National Association, as Trustee (the “2007 Indenture”). Although, in certain situations, the 2007 Indenture requires us to pay this repurchase price in cash, we may not have sufficient funds to repurchase the Subordinated Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all.
The Subordinated Convertible Debentures continue to be convertible due to our stock price exceeding the conversion price threshold trigger, and, if holders elect to convert their Subordinated Convertible Debentures, we are permitted under the 2007 Indenture to pursue an exchange in lieu of conversion or to settle the Settlement Amount (as defined in the 2007 Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of a conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures due to holders as a result of rights to convert or require repurchase exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert or require the Company to repurchase.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2013	860	$45.55	860	$989.2	million
August 1 – 31, 2013	3,049	$48.76	3,049	$840.5	million
September 1 – 30, 2013	2,870	$49.97	2,870	$697.1	million
	6,779		6,779
(1) On July 24, 2013, the Board authorized the repurchase of up to $518.7 million of common stock, in addition to the $481.3 million of our common stock remaining available for repurchase under the 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively “the 2013 Share Buyback Program”). The 2013 Share Buyback Program has no expiration date. Purchases made under the 2013 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

12.1	Computation in support of ratios of earnings to fixed charges with respect to the years ended December 31, 2008 through 2012, and for the nine months ended September 30, 2013.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: October 24, 2013	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 24, 2013	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer