Form 10-K
period 2013-12-31
VERISIGN INC/CA
filed 2014-02-21
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 000-23593
————————
VERISIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3221585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12061 Bluemont Way, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 948-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 Par Value Per Share	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2013, was $4.2 billion based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 14, 2014: 133,662,937 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us” and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS
Overview

We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of top-level domains (“TLDs”) that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). Our product suite also includes Network Intelligence and Availability (“NIA”) Services consisting of Distributed Denial of Service (“DDoS”) Protection Services, Verisign iDefense Security Intelligence Services (“iDefense”) and Managed Domain Name System (“Managed DNS”) Services.

We have one reportable segment, which consists of Registry Services and NIA Services. We have operations inside as well as outside the United States (“U.S.”). For certain additional information about our segment, including a geographic breakdown of revenues and changes in revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 10, “Geographic and Customer Information” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 12061 Bluemont Way, Reston, Virginia 20190. Our telephone number at that address is (703) 948-3200. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. VERISIGN, the VERISIGN logo, and certain other product or service names are registered or unregistered trademarks in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is VerisignInc.com. The information available on, or accessible through, this website is not incorporated in this Form 10-K by reference.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on the Investor Relations section of our website as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at sec.gov.
Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), Verisign makes available on its website at VerisignInc.com/zone files containing all active domain names registered in the .com and .net registries. At the same website address, Verisign makes available a summary of the number of active domain names registered in the .com and .net registries and the number of .com and .net domain names that are registered but are not configured for use. These files and the related summary data are updated at least once per day. The update times may vary each day. The summary data provided on the website includes domain names that, at the time of publication, were recently purchased and subject to a five day grace period during which the domain names may be deleted and a credit may be issued to a registrar (the “add grace period”). The number of active domain names subject to the add grace period is typically immaterial. The numbers provided in this Form 10-K are the numbers as of midnight of the date reported, include domain names registered but not configured for use, and do not include domain names subject to the add grace period and therefore cannot be compared to the summary posted on our website. The information available on, or accessible through, this website is not incorporated herein by reference.

We announce material financial information to our investors using our investor relations website http://investor.verisign.com, SEC filings, investor events, news and earnings releases, public conference calls and webcasts.  We use these channels as well as social media to communicate with our investors and the public about our company, our products and services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed below. This list may be updated from time to time on our investor relations website.
https://www.facebook.com/Verisign
http://www.twitter.com/Verisign
http://www.LinkedIn.com/company/verisign
http://www.youtube.com/user/verisign
http://www.verisigninc.com
http://blogs.verisigninc.com

The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.

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

Historically, we have experienced higher domain name growth in the first quarter of the year compared to other quarters. Our quarterly revenue does not reflect these seasonal patterns because the preponderance of our revenue for each quarterly period is provided by the ratable recognition of our deferred revenue balance. The effect of this seasonality has historically resulted in the largest amount of growth in our deferred revenue balance occurring during the first quarter of the year compared to the other quarters.

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

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other TLDs for which we are the registry. We also operate two of the 13 externally visible root zone server addresses, which are considered to be the authoritative root zone servers of the Internet’s DNS. Our domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the Internet and a large number of other TLD queries, resulting in an average of over 80 billion transactions per day. These name servers are located around the world, and provide local domain name service globally. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2012 and 2013, we continued to expand our infrastructure to meet demands to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to accommodate projected Internet attack trends. In 2011, we deployed DNSSEC in the .com domain, to protect the integrity of domain name system data.

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

Marketing, Sales and Distribution

We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We seek to expand our existing businesses through focused marketing programs that target .com and .net zone growth, particularly in emerging international markets, and by extending our brand and serving new markets through the IDNs for which we have applied. We market our NIA Services worldwide through multiple distribution channels, including direct sales and indirect channels. We have marketing and sales offices throughout the world.

Research and Development

We believe that timely development of new and enhanced services, including monitoring and visualization, registry provisioning platforms, navigation and resolution services, data services, value added services, and NIA Services is necessary to remain competitive in the marketplace. During 2013, 2012 and 2011 our research and development expenses were $70.3 million, $61.7 million and $53.3 million, respectively.

Our future success will depend in large part on our ability to continue to maintain and enhance our current technologies and services, and to develop new ones. We actively investigate and incubate new concepts, and evaluate new business ideas through our innovation pipeline.  In conjunction, we also continue to focus on growing our patent portfolio and consider opportunities for its strategic use. We expect that most of the future enhancements to our existing services and our new services will be the result of internal development efforts in collaboration with suppliers, other vendors, customers and the technology community.  Under certain circumstances, we may also acquire or license technology from third parties.

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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), and the 18 other operational gTLDs delegated before October 23, 2013, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
Additional competition to our business may arise from the introduction of new TLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs, which have started to be introduced into the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending up to 1,400 new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration that Verisign is currently prohibited from realizing. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD. At least one gTLD operator has successfully used this process; however, it is uncertain whether we would seek, or whether ICANN and/or the DOC would approve, the necessary changes to our existing agreements to allow us to vertically integrate with respect to new gTLDs; without such changes, we may be at a competitive disadvantage.
We have applied for 14 new gTLDs, including 12 IDN gTLDs. Although we have been invited by ICANN to begin the contracting process for 12 of our 14 new gTLD applications, there is no certainty that we will ultimately obtain these gTLDs. ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. Even if we are successful in obtaining one or more of these new gTLDs, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the gTLDs we have applied for face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN TLDs, but applies to conventional gTLDs as well.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 200 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to the same factors discussed above in connection with our gTLD applications. We also cannot guarantee that we will ultimately provide back-end registry services for such amount of new gTLDs. ICANN's Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new Registry Accreditation Agreement (“RAA”). If registrars do not execute the new RAA, our ability to provide back-end services would be reduced, negatively impacting the sale of our back-end services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. In addition, our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors.
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias

Limited, ARI Registry Services, Donuts Inc. and RightSide Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google, Microsoft, and Yahoo!, operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.
Competition in NIA Services: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, we may experience difficulty establishing or increasing demand for our products and services or distributing our products successfully. In addition, it may be difficult to compete against consolidation and partnerships among our competitors which create integrated product suites.
We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, IBM X-Force, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc., Neustar, Inc., OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc., Afilias Limited and Akamai Technologies, Inc.

Industry Regulation

Registry Services: Within the U.S. Government, oversight of the DNS is provided by the DOC. Effective October 1, 2009, the DOC and ICANN entered into a new agreement, known as the “Affirmation of Commitments” which replaced the seventh amendment of the original Memorandum of Understanding and known as the Joint Project Agreement. Under the Affirmation of Commitments, the DOC became one of several parties working together with other representative constituency members in providing an on-going review of ICANN’s performance and accountability. The Affirmation of Commitments sets forth a periodic review process by committees which provide for more international and multi-discipline participation. These review panels are charged with reviewing and making recommendations regarding: (i) the accountability and transparency of ICANN; (ii) the security, stability and resiliency of the DNS; (iii) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (iv) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Under the Affirmation of Commitments, the Assistant Secretary of Communications and Information of the DOC will be a member of the “Accountability and Transparency” review panel. Individual reviews from each panel generally are to occur no less than every three to four years.

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and, in the case of .com, the DOC:

.com Registry Agreement: On November 29, 2012, we renewed our Registry Agreement with ICANN for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com TLD through November 30, 2018. The .com Registry Agreement revised the pricing provisions for .com domain name registrations contained in the prior agreement to provide that the price of a .com domain name shall not exceed $7.85 for the term of the Agreement except that the Company will continue to have the right to increase the price of a .com domain name during the term, subject to the terms of the Cooperative Agreement as set forth below, due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability (each as defined in the .com Registry Agreement) of the DNS not to exceed 7% above the price in the prior year. Additionally, on a quarterly basis, the Company pays $0.25 to ICANN for each annual increment of a domain name registered or renewed during such quarter. See Note 14, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

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

Cooperative Agreement: On November 29, 2012, Verisign and the DOC entered into Amendment Number Thirty-Two (32) (“Amendment 32”) to the Cooperative Agreement between Verisign and the DOC (the “Cooperative Agreement”), which approved the renewal of the .com Registry Agreement on the terms and conditions described below as in the public interest. Except as modified by Amendment 32, the terms and conditions of the Cooperative Agreement, including Amendment Thirty (30) to the Cooperative Agreement, which was entered into on November 29, 2006 by the Company and the DOC, remain unchanged. Amendment 32 provides that the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name shall not exceed $7.85 for the term of the .com Registry Agreement, except that the Company is entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement, provided that the Company may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. Amendment 32 further provides that the Company shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if the Company demonstrates to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC. Amendment 32 also provides that the DOC’s approval of the .com Registry Agreement is not intended to confer federal antitrust immunity on the Company with respect to the .com Registry Agreement and extends the term of the Cooperative Agreement through November 30, 2018. The Cooperative Agreement also provides that any renewal or extension of the .com Registry Agreement is subject to prior written approval by the DOC. Amendment 30 to the Cooperative Agreement provides that the DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet DNS and the operation of the .com registry including, in addition to other relevant factors, consideration of Verisign’s compliance with consensus policies and technical specifications, its service level agreements as set forth in the .com Registry Agreement, and the investment associated with improving the security and stability of the DNS, and (b) the provision of Registry Services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and Verisign is not in breach of the .com Registry Agreement.

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

We have obtained trademark registrations for the VERISIGN mark and new VERISIGN logo in the U.S. and certain countries, and have pending trademark applications for the new VERISIGN logo in a number of other countries. We have common law rights in other proprietary names. We take steps to enforce and police Verisign’s trademarks. We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products and services.

With regard to our Naming Services businesses, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our Naming Services businesses and certain methodologies (many of which are patented or for which patent applications are pending) and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors. Some of the software and protocols used in our business are based on open standards set by organizations such as the Internet Engineering Task Force (“IETF”). To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.

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

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2013	2012	2011
Employee headcount by function:
Cost of revenues	301	304	284
Sales and marketing	172	194	191
Research and development	333	339	287
General and administrative	273	262	247
Total	1,079	1,099	1,009

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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	deterioration of global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and renewals;

•	our success in direct marketing and promotional campaigns and the impact of such campaigns on new registrations and renewal rates;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars or their resellers;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of the removal of the right to increase prices for .com domain names in four of six years up to seven percent, as was permitted under the 2006 .com Registry Agreement;

•	the impact of decisions by distributors to offer competing or replacement products, including new gTLDs, or modify or cease their marketing practices;

•	the impact of ICANN’s Registry Agreement for new gTLDs, which requires the distribution of new gTLDs only through registrars who have executed the new RAA.

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	ICANN’s plan for the introduction of new gTLDs, which could cause security, stability and resiliency problems that could substantially and permanently harm our business;

•	in the case of our NIA Services business, the long sales cycles for some of our services and the timing and execution of individual customer contracts;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

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
Our operating expenses may increase. If an increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from some of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenses, which are expensed in full when incurred.
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
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis, currency fluctuations, potential fallout from the disclosures related to the U.S. Internet and communications surveillance and the uncertainties of the U.S. economic environment. For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future. More generally, the economic, social and political environment has or may negatively impact, among other things:

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
In addition, to the extent that the economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the market, economic, social and political conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results, financial condition and cash flows as a consequence of the above factors or otherwise.
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

•
if we seek a price increase with respect to .com domain names during the term of the .com Registry Agreement or at the time of the renewal of the .com Registry Agreement, the DOC could refuse to approve price increases with respect to .com domain names;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•
under certain circumstances, the GSA could terminate our agreement to be the registry for the .gov gTLD, which could have a material adverse impact on how the Registry Services business is perceived; and

•
contracts within our Registry Services business have faced, and could continue to face, challenges, including possible legal challenges resulting from our activities or the activities of ICANN, registrars, registrants and others, and any adverse outcome from such challenges could have a material adverse effect on our business.

In addition, under the .com, .net and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition. However, ICANN has established a process whereby these registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in some instances. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, unless prohibited by ICANN as noted above, such vertical integration restrictions do not generally apply to ccTLD operators.

The impact of these changes to the distribution channel is uncertain but could have a material adverse effect on our business if operators of new or existing gTLDs are able to obtain competitive advantages through such vertical integration. If Verisign were to seek removal of the vertical integration restrictions contained in our agreements with respect to existing gTLDs, or in the future with respect to new gTLDs, it is uncertain whether ICANN and/or the DOC approval would be obtained.

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

•
ICANN could fail to maintain its role, or seek to change its role, potentially resulting in changes to Internet governance that could pose a risk to our business, including instability in DNS administration;

•
ICANN is mandated by the Affirmation of Commitments by the DOC and ICANN to uphold a “bottom-up” or “multi-stakeholder” Internet governance approach. We believe recent actions by ICANN have signaled a willingness to abandon this model on certain important issues that impact our business and the Internet community.  If ICANN fails to uphold or significantly redefines the multi-stakeholder model, it could harm our business and our relationship with ICANN; and

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to Verisign.

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
As of December 31, 2013, we had 133, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.

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

We administer and operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Under the Cooperative Agreement, we also function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself and periodically distribute it to all root zone server operators.

Under its new gTLD program, ICANN intends to recommend for delegation into the root zone up to 1,400 new TLDs potentially within a compressed timeframe. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new TLDs cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new TLDs into the root zone causes problems to certain components of the DNS ecosystem or the third parties routing Internet communications present inconsistent data for these new TLDs or other aspects of the global DNS or other relying parties are negatively impacted as a result of unaddressed domain name collisions.

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
Changes in federal or state tax laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Many Internet merchants are not currently required to collect sales taxes in respect of shipments of goods into states where they lack physical presence. However, state tax laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce.  For example, several states (most recently the State of Minnesota) have enacted “affiliate nexus” laws which require online retailers without a physical presence in the state to begin collecting sales taxes if a significant number of local sales are generated by brick and mortar affiliates operating in the state.  In addition, it is possible that national legislation may be enacted requiring online retailers with greater than $1 million in sales in a state, but without any physical presence in the state, to begin collecting sales taxes.  This federal legislation, the Marketplace Fairness Act of 2013 (S. 743), passed the Senate in 2013 and is currently before the House Judiciary Committee.  The enactment of any such state or federal laws may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
Reduced marketing efforts or other operational changes among registrars or their resellers as a result of consolidation or changes in ownership, management, or strategy could harm our Registry Services business.
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
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for such interruptions, or for potential losses arising from terrorism.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root master database that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could create potential liability and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the domain name root zone servers and TLD name servers that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as first disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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
We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the new logo for Verisign in all markets where Verisign products and services are sold.

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
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters. See Note 14, “Commitments and Contingencies” Legal Proceedings, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
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
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result.
A significant portion of our foreign earnings for the current fiscal year was earned by our Swiss subsidiaries. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.

As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, we expect to claim a worthless stock deduction on our 2013 federal income tax return and have recorded, during the fourth quarter of 2013, an income tax benefit of $375.3 million, net of valuation allowances and accrual for uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

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
As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, during the second or third quarter of 2014, we intend to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the intended repatriation. The repatriation amount utilizes substantially all of the projected available distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. Deferred income taxes are not provided for any funds remaining in the foreign subsidiaries after the intended repatriation because these earnings are intended to be indefinitely reinvested.
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
As of December 31, 2013, we had $1.7 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.4 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the U.S. debt ceiling crisis and the eurozone crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. During the 2008 financial crisis, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates again or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results, results of operations and cash flows.
We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls over financial reporting.
As a public company, we are subject to the rules and regulations of the SEC, including those that require us to report on and receive an attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, our financial condition could be harmed and current and potential future security holders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

We are subject to the risks of owning real property.
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

•	adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems; and

•	possible disputes with neighboring owners, tenants, service providers or others.
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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), and the 18 other operational gTLDs delegated before October 23, 2013, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
In addition, on October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN is executing registry agreements with new gTLD applicants, awarding up to 1,400 new gTLDs in an initial round under its new gTLD program, and plans on offering a second round of new gTLDs after the the completion of the initial round, the timing of which is uncertain. For additional information about the potential risks presented by these new gTLDs, see “-We may face additional competition, operational and other other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias Limited, ARI Registry Services, Donuts Inc. and RightSide Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google, Microsoft, and Yahoo!, operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.
Competition in NIA Services: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, we may experience difficulty establishing or increasing demand for our products and services or distributing our products successfully. In addition, it may be difficult to compete against consolidation and partnerships among our competitors which create integrated product suites.

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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs, which have started to be introduced into the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending up to 1,400 new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. In addition, under the .com, .net and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition. However, ICANN has established a process whereby these registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in some instances. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, unless prohibited by ICANN as noted above, such vertical integration restrictions do not generally apply to ccTLD operators.
If Verisign were to seek removal of the vertical integration restrictions contained in our agreements with respect to existing gTLDs, or in the future with respect to new gTLDs, it is uncertain whether ICANN and/or the DOC approval would be obtained; without such changes, we may be at a competitive disadvantage.
We have applied for 14 new gTLDs, including 12 IDN gTLDs. Although we have been invited by ICANN to begin the contracting process for 12 of our 14 new gTLD applications, there is no certainty that we will ultimately obtain these gTLDs. ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. Even if we are successful in obtaining one or more of these new gTLDs, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the gTLDs we have applied for face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN TLDs, but applies to conventional gTLDs as well.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 200 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to the same factors discussed above in connection with out gTLD application, We also cannot guarantee that we will ultimately provide back-end registry services for such amount of new gTLDs. ICANN's Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new RAA. If registrars do not execute the new RAA, our ability to provide back-end services would be reduced, negatively impacting the sale of our back-end services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs.

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
As of December 31, 2013, we had one billion authorized common shares, of which 133.7 million shares were outstanding. In addition, of our authorized common shares, 16.4 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our senior notes due 2023 (the “Senior Notes”), we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of December 31, 2013, we had no borrowings under the Unsecured Credit Facility.
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
Our inability to generate sufficient cash flows to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Unsecured Credit Facility could terminate their commitments to loan money, certain holders of our Subordinated Convertible Debentures could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.
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
As of December 31, 2013, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $1.5 billion. As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, during the second or third quarter of 2014, we intend to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries. For any funds remaining in the foreign subsidiaries after the intended repatriation that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.

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
Upon the occurrence of specific kinds of change of control events and if the Senior Notes are rated below investment grade by both rating agencies that rate the Senior Notes, we will be required to offer to repurchase all outstanding Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Additionally, under our Unsecured Credit Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the Unsecured Credit Facility and the commitments to lend would terminate. The source of funds for any repurchase of the Senior Notes and repayment of borrowings under our Unsecured Credit Facility would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Senior Notes upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. If we fail to repurchase the Senior Notes in that circumstance, we will be in default under the Indenture that governs the Senior Notes. We may require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Senior Notes may be limited by law. In order to avoid the obligation to repurchase the Senior Notes and events of default and potential breaches of our Unsecured Credit Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

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
Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Europe, Asia, and Australia. As of December 31, 2013, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2013 we leased approximately 60,000 square feet of space, primarily in the U.S. and to a lesser extent, in Europe and Asia Pacific. These facilities are under lease agreements that expire at various dates through 2017.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2013:

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

As of December 31, 2013, we had an aggregate of approximately 58,000 square feet that was owned by us and leased to third parties, which is not included in the table above.

ITEM 3.	LEGAL PROCEEDINGS
See Note 14, “Commitments and Contingencies,” Legal Proceedings, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 21, 2014:

Name	Age	Position
D. James Bidzos	58	Executive Chairman, President and Chief Executive Officer
George E. Kilguss, III	53	Senior Vice President and Chief Financial Officer
Richard H. Goshorn	57	Senior Vice President, General Counsel and Secretary

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2013:
Fourth Quarter	$59.89	$49.16
Third Quarter	$52.13	$44.38
Second Quarter	$49.62	$43.28
First Quarter	$47.50	$37.55
Year ended December 31, 2012:
Fourth Quarter	$50.15	$32.81
Third Quarter	$49.40	$40.99
Second Quarter	$44.00	$37.43
First Quarter	$39.01	$34.75

On February 14, 2014, there were 579 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 14, 2014, the reported last sale price of our common stock was $54.52 per share as reported by the NASDAQ Global Select Market.

The market price of our common stock has been and is likely to continue to be volatile and significantly affected by factors such as:

•	general market and economic conditions in the U.S., the eurozone and elsewhere;

•	market conditions affecting technology and Internet stocks generally;

•	announcements of earnings releases, material events, technological innovations, acquisitions or investments by us or our competitors;

•	developments in Internet governance; and

•	industry conditions and trends.

The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. To the extent we have met or exceeded analyst or investor expectations in the past does not necessarily mean that we will be able to do so in the future. In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company’s securities. This type of litigation could result in substantial costs and a diversion of our management’s attention and resources. See Note 14, “Commitments and Contingencies,” Legal Proceedings of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We have not declared or paid any cash dividends on our common stock or any other securities in the last two years. We continually evaluate the overall cash and investing needs of the business and consider the best uses for our cash, including investments in the strengthening of our infrastructure and growth opportunities for our business, as well as potential share repurchases.
For information regarding securities authorized for issuance under our equity compensation plans, see Note 11, “Employee Benefits and Stock-based Compensation,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Share Repurchases

The following table presents the share repurchase activity during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
October 1 – 31, 2013	1,000	$51.81	1,000	$645.3 million
November 1 – 30, 2013	1,755	$54.94	1,755	$548.9 million
December 1 – 31, 2013	1,341	$57.06	1,341	$472.4 million
	4,096		4,096

(1)
On July 24, 2013, the Board authorized the repurchase of up to $518.7 million of our common stock, in addition to the $481.3 million of our common stock remaining available for repurchase under the 2012 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively “the 2013 Share Buyback Program”).

(2)
On January 31, 2014, the Board authorized the repurchase of up to $527.6 million of our common stock, in addition to the $472.4 million of our common stock remaining available for repurchase under the 2013 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively “the 2014 Share Buyback Program”). The 2014 Share Buyback Program has no expiration date. Purchases made under the 2014 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2008, and calculates the return annually through December 31, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
VeriSign, Inc	$100	$127	$186	$220	$239	$368
S&P 500 Index	$100	$126	$145	$149	$172	$228
S&P 500 Information Technology Index	$100	$162	$178	$182	$210	$269

ITEM 6.	SELECTED FINANCIAL DATA

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

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2013 (1)	2012	2011 (2)	2010 (3)	2009 (4)

Revenues	$965	$874	$772	$681	$616
Operating income	$528	$457	$329	$232	$160
Income from continuing operations	$544	$312	$139	$70	$92
Income from continuing operations per share:
Basic	$3.77	$1.99	$0.84	$0.39	$0.48
Diluted	$3.49	$1.91	$0.83	$0.39	$0.48
Cash dividend declared and paid per share	$—	$—	$2.75	$3.00	$—
 ———————

(1)
Income from continuing operations for 2013 includes a $375.3 million income tax benefit related to a worthless stock deduction, net of valuation allowances, and accrual for uncertain tax positions, partially offset by $167.1 million of income tax expense related to the intended repatriation in 2014 of cash held by foreign subsidiaries.

(2)
Income from continuing operations for 2011 is reduced by pre-tax amounts of $15.5 million in restructuring charges and $100.0 million in contingent interest paid to holders of our Subordinated Convertible Debentures, as a result of the special dividend to stockholders.

(3)
Income from continuing operations for 2010 is reduced by pre-tax amounts of $16.9 million in restructuring charges and $109.1 million in contingent interest paid to holders of our Subordinated Convertible Debentures, as a result of the special dividend to stockholders.

(4)	Income from continuing operations for 2009 is reduced by pre-tax amounts of $9.7 million of an impairment charge related to our .name gTLD and $5.4 million in restructuring charges

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2013	2012	2011	2010	2009

Cash, cash equivalents and marketable securities (1) (2)	$1,723	$1,556	$1,346	$2,061	$1,477
Total assets (2)	$2,661	$2,062	$1,856	$2,444	$2,470
Deferred revenues (3)	$856	$813	$729	$663	$888
Subordinated Convertible Debentures, including contingent interest derivative	$624	$598	$590	$582	$574
Long-term debt	$750	$100	$100	$—	$—
——————

(1)
2010 amounts include proceeds from the sale of the Authentication Services business, partially offset by a dividend payment of $518.2 million and contingent interest payment of $109.1 million in December 2010.

(2)
Cash, cash equivalents and marketable securities and total assets decreased from 2010 to 2011 because of a dividend payment of $463.5 million and contingent interest of $100.0 million paid in May 2011.

(3)	2009 amounts include deferred revenues of the Authentication Services business which was sold in 2010.

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

Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of TLDs that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). Our product suite also includes NIA Services consisting of DDoS Protection Services, iDefense and Managed DNS.  We have one reportable segment consisting of Registry Services and NIA Services. As of December 31, 2013, we had approximately 127.2 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names has been hindered by certain factors, including the overall economic conditions and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
2013 Business Highlights and Trends

•	We recorded revenues of $965.1 million in 2013, which represents an increase of 10% compared to 2012.

•
During 2013, domain names registered under the .com and .net TLDs increased by 6.1 million to end the year at 127.2 million active domain names, which was an increase of 5% compared to December 31, 2012.

•	We recorded operating income of $528.2 million during 2013, which represents an increase of 16% as compared to 2012.

•
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior notes due 2023. We used a portion of the net proceeds to repay in full the $100.0 million of outstanding indebtedness under our Unsecured Credit Facility, and the remainder was used for general corporate purposes including share repurchases.

•
We repurchased 21.0 million shares of our common stock for an aggregate cost of $1.0 billion in 2013. As of December 31, 2013, there was $472.4 million remaining for future share repurchases under the 2013 Share Buyback Program.

•
On January 31, 2014, the Board of Directors authorized the repurchase of up to $527.6 million of common stock, which brings the total amount to $1.0 billion authorized and available under the Company’s 2014 Share Buyback Program, which has no expiration. Through February 20, 2014, we repurchased an additional 0.5 million shares for $28.6 million under the 2014 Share Buyback Program.

•	We generated cash flows from operating activities of $579.4 million in 2013, which represents an increase of 8% as compared to 2012.

•	During the fourth quarter of 2013, we sold certain cost-method investments and realized a pre-tax gain of $15.8 million.

•	Effective February 1, 2014, the domain name registration fees for the .net TLD increased from $5.62 to $6.18, per our agreement with ICANN.

During the fourth quarter of 2013, we liquidated for tax purposes one of our domestic subsidiaries, which will allow us to claim a worthless stock deduction on our 2013 federal income tax return.   We recorded an income tax benefit during the fourth quarter of 2013 of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions.  The financial statement carrying value of this subsidiary was not material. The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded.  If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.
We evaluated various scenarios for realizing the tax benefits from the worthless stock deduction and determined that using part of the benefit to offset current year domestic income, combined with a repatriation of a portion of the cash held by foreign subsidiaries as the most financially beneficial alternative. Accordingly, during the second or third quarter of 2014, we intend to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the repatriation. The repatriation amount is intended to utilize substantially all of the projected available distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. During the fourth quarter of 2013, we recorded an income tax expense of $167.1 million related to taxable income generated in the U.S. as a result of the intended repatriation. For funds remaining in the foreign subsidiaries after the intended repatriation that have not been previously taxed in the U.S., our intent remains to indefinitely reinvest those funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes.

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

Fair value of financial instruments

Our Subordinated Convertible Debentures have a contingent interest payment provision that is identified as an embedded derivative. The embedded derivative is accounted for separately at fair value, and is marked to market at the end of each reporting period. We utilize a valuation model based on stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations to estimate the value of the derivative. Several of these inputs to the model are not observable and require management judgment.

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

During the second or third quarter of 2014, we intend to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries, in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the intended repatriation. The repatriation amount utilizes substantially all of the projected available distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. Deferred income taxes are not provided for any funds remaining in the foreign subsidiaries after the intended repatriation because these earnings are intended to be indefinitely reinvested. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.
Earnings per Share
We use the treasury stock method to calculate the impact of our Subordinated Convertible Debentures on diluted earnings per share. Under this method, only a positive conversion spread related to the Subordinated Convertible Debentures is included in the diluted earnings per share calculations. This is based on our intent and ability to settle the principal amount of the Subordinated Convertible Debentures in cash. A change in our intent and ability would require us to use the if-converted method, which could have a material impact on our diluted earnings per share.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2013	2012	2011
Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues	20	19	21
Sales and marketing	9	11	13
Research and development	7	7	7
General and administrative	9	11	14
Restructuring charges	—	—	2
Total costs and expenses	45	48	57
Operating income	55	52	43
Interest expense	(8)	(6)	(19)
Non-operating income, net	—	1	1
Income from continuing operations before income taxes	47	47	25
Income tax benefit (expense)	9	(11)	(7)
Income from continuing operations, net of tax	56	36	18
Income from discontinued operations, net of tax	—	1	1
Net income	56%	37%	19%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 . We also increased our .net domain name registration fees from $4.65 to $5.11 on January 15, 2012, from $5.11 to $5.62 on July 1, 2013 and from $5.62 to $6.18 on February 1, 2014. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The price of .com domain names is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Revenues	$965,087	10%	$873,592	13%	$771,978

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	December 31, 2013	% Change	December 31, 2012	% Change	December 31, 2011
Active domain names ending in .com and .net	127.2 million	5%	121.1 million	6%	113.8 million

Our revenues increased by $91.5 million in 2013, as compared to 2012, primarily due to an $80.8 million increase in revenues from the operation of the registries for the .com and .net TLDs and a $10.7 million increase from other service revenues. The increase in revenues from operation of the registries for the .com and .net TLDs is primarily due to a 5% increase in the number of domain names ending in .com and .net and increases in the .com domain name registration fees in January 2012 and .net domain name registration fees in January 2012 and July 2013 as per our agreements with ICANN. Our revenues increased by $101.6 million in 2012, as compared to 2011, primarily due to an $87.6 million increase in revenues from the operation of the registries for the .com and .net TLDs and a $13.8 million increase from other service revenues. The increase in revenues from operation of the registries for the .com and .net TLDs is primarily due to a 6% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net domain name registration fees in July 2010 and January 2012 as per our agreements with ICANN.
The growth in the number of active domain names during 2013 was primarily driven by continued Internet growth and new domain name promotional programs. However, ongoing economic uncertainty has limited the rate of growth of the domain name base. Further, according to published reports, Google has made changes to its search algorithms, which may decrease traffic to certain websites, and pay-per-click advertising policies, which may provide less compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes had a negative effect on the first time renewal rate for registrations during 2013 and 2012.
We expect to see continued growth in the number of active domain names in 2014 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce. We believe certain registrars have made changes to their marketing strategies and are offering fewer discount programs for domain name registrations. We believe these marketing changes by registrars along with economic conditions in certain emerging markets may limit growth in the number of active domain names during 2014. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2014 as compared to fiscal 2013 as a result of continued growth in the number of active domain names ending in .com and .net and increases in the .com domain name registration fees in January 2012 and .net domain name registration fees in January 2012 and July 2013.

The Company generates revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, India, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands)
U.S	$585,201	10%	$530,111	12%	$472,700
EMEA	169,767	26%	135,084	23%	109,680
APAC	129,664	(1)%	130,648	12%	116,999
Other	80,455	3%	77,749	7%	72,599
Total revenues	$965,087	10%	$873,592	13%	$771,978

Revenues for our Registry Services business are generally attributed to the country of domicile and the respective regions in which the Company’s registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating or relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth in EMEA benefited from several such changes during 2013, while revenue in APAC was negatively impacted.
We have applied for 14 new gTLDs, including 12 IDN gTLDs. Although we have been invited by ICANN to begin the contracting process for 12 of our 14 new gTLD applications, there is no certainty that we will ultimately obtain these gTLDs. ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs.

Even if we are successful in obtaining one or more of these new gTLDs, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the gTLDs we have applied for face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN TLDs, but applies to conventional gTLDs as well.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 200 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to the same factors discussed above in connection with our gTLD applications. We also cannot guarantee that we will ultimately provide back-end registry services for such amount of new gTLDs. ICANN's Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new RAA. If registrars do not execute the new RAA, our ability to provide back-end services would be reduced, negatively impacting the sale of our back-end services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. We cannot assess the impact, if any, the introduction of these new gTLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows,” of this Form 10-K.

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
A comparison of cost of revenues is presented below:

	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Cost of revenues	$187,013	12%	$167,600	1%	$165,246

2013 compared to 2012: Cost of revenues increased primarily due to increases in registry fees, depreciation expenses, and salary and employee benefits expenses, including stock-based compensation expenses. Registry fees increased by $9.2 million, due to increased registry fees required to be paid under the renewed .com Registry Agreement which became effective in the fourth quarter of 2012. Depreciation expenses increased by $7.0 million, primarily due to an increase in capital expenditures in 2013, the acceleration of depreciation on an abandoned software project in 2013, and a change in the estimated useful lives of computer hardware and equipment assets from three years to four years in 2012. Salary and employee benefits expenses, including stock-based compensation, increased by $4.2 million, primarily due to an increase in bonus expenses as a result of a lower payout of fiscal 2012 bonuses.

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
We expect cost of revenues as a percentage of revenues to remain consistent in 2014 as compared to 2013.

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
A comparison of sales and marketing expenses is presented below:

	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Sales and marketing	$89,337	(9)%	$97,809	—%	$97,432

2013 compared to 2012: Sales and marketing expenses decreased primarily due to decreases in advertising and consulting services expenses, fees paid to ICANN for new gTLD applications, and allocated overhead expenses. Advertising and consulting services expenses decreased by $2.5 million, due to changes in product marketing programs and the timing of marketing initiatives in our Registry Services business. During 2012, we applied for 14 new gTLDs and incurred fees of $2.6 million related to those applications. Allocated overhead expenses decreased by $1.6 million, primarily due to a decrease in average headcount relative to other functions and a decrease in allocable expenses.

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

We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2014 as compared to 2013.
Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Research and development	$70,297	14%	$61,694	16%	$53,277

2013 compared to 2012: Research and development expenses increased primarily due to an increase in salary and employee benefits expenses, including stock-based compensation expenses, and a decrease in capitalized labor, partially offset by a decrease in contract and professional services expenses. Salary and employee benefits expenses, including stock-based compensation expenses, increased by $8.5 million, primarily due to an increase in average headcount to support the development of our DNS infrastructure and new services and higher bonus expenses as a result of a lower payout of fiscal 2012 bonuses. Capitalized labor decreased by $2.0 million in 2013 due to a decrease in the volume of work performed on internally developed software projects. Contract and professional services expenses decreased by $3.4 million due to lower consulting costs on various projects.

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

We expect research and development expenses as a percentage of revenues to remain consistent in 2014 as compared to 2013.
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
A comparison of general and administrative expenses is presented below:

	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
General and administrative	$90,208	—%	$89,927	(19)%	$111,122

2013 compared to 2012: General and administrative expenses remained consistent in 2013 compared to 2012 as an increase in salary and employee benefits expenses, including stock-based compensation in 2013, and the 2012 reimbursement of previously incurred legal costs, received upon settlement of indemnification claims with the selling shareholders of a previously acquired business, were offset by decreases in legal expenses, occupancy expenses, and contract and professional services expenses. Salary and employee benefits expenses increased by $7.5 million, including a $1.6 million increase in stock-based compensation expenses, primarily due to an increase in average headcount and higher bonus expenses as compared to 2012 as a result of a lower payout of fiscal 2012 bonuses. Stock-based compensation expenses increased due to higher expected attainment levels for performance based RSUs granted to the Company’s executives in 2013. In the fourth quarter of 2012, we recognized a credit of $4.5 million related to reimbursement of previously incurred legal costs, received upon settlement of indemnification claims with the selling shareholders of a previously acquired business. Legal expenses decreased by $8.3 million due to costs incurred in 2012 to support the DOC’s review of our renewal of the .com Registry Agreement with ICANN, in addition to decreases in patent and trademark related expenses and legal advice related to ICANN’s new gTLD program. Occupancy expenses decreased by $2.6 million primarily due to the reversal of certain accrued expenses upon the resolution of a dispute related to a vacated office lease and a decrease in leased space. Contract and professional services expenses decreased by $1.7 million due to an increase in costs capitalized related to development and implementation of internal use software.

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

We expect general and administrative expenses as a percentage of revenues to remain consistent in 2014 as compared to 2013.

Restructuring charges
See Note 6, “Restructuring Charges,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Interest expense
The following table presents the components of interest expense:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$40,625	$40,625	$40,625
Contractual interest on Senior Notes	24,570	—	—
Amortization of debt discount on the Subordinated Convertible Debentures	8,670	7,986	7,355
Contingent interest to holders of Subordinated Convertible Debentures	—	—	100,020
Interest capitalized to Property and equipment, net	(1,218)	(934)	(980)
Credit facility and other interest expense	2,114	2,519	312
Total interest expense	$74,761	$50,196	$147,332

Contractual interest on the Senior Notes during 2013 is the result of the issuance of the Senior Notes in April 2013. The Indenture governing the Subordinated Convertible Debentures requires the payment of contingent interest to the holders of the Subordinated Convertible Debentures if the Board declares a dividend to our stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Subordinated Convertible Debentures. The Board declared an extraordinary dividend in April 2011, and consequently, we paid $100.0 million of contingent interest to holders of the Subordinated Convertible Debentures in 2011
We expect interest expense as a percentage of revenues to increase in 2014 compared to 2013 as a result of having a full year of interest expense related to the Senior Notes included in 2014.
Non-operating income, net
See Note 12, “Non-operating income, net” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Income tax (benefit) expense

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income tax (benefit) expense from continuing operations	$(87,679)	$100,210	$55,031
Effective tax rate	(19)%	24%	28%
During the fourth quarter of 2013, we liquidated for tax purposes one of our domestic subsidiaries, which will allow us to claim a worthless stock deduction on our 2013 federal income tax return.   We recorded an income tax benefit during the fourth quarter of 2013 of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions.  The financial statement carrying value of this subsidiary was not material. The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded.  If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.
We evaluated various scenarios for realizing the tax benefits from the worthless stock deduction and determined that using part of the benefit to offset current year domestic income, combined with a repatriation of cash held by foreign subsidiaries, as the most financially beneficial alternative. Accordingly, during the second or third quarter of 2014, we intend to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries, in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the intended repatriation. The repatriation amount is expected to utilize substantially all of the projected distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. During the fourth quarter of 2013, we recorded an income tax expense of $167.1 million related to taxable income generated in the U.S. as a result of the intended repatriation. For funds remaining in the foreign subsidiaries after the intended repatriation that have not been previously taxed in the U.S., our intent remains to indefinitely reinvest those funds outside of the U.S. and accordingly we have not provided deferred U.S. taxes. See Note 13, “Income Taxes,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Our effective tax rate for 2013 was lower than the statutory federal rate of 35% primarily due to benefits from the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions and tax benefits from foreign income taxed at lower rates, partially offset by the expense related to the repatriation of cash held by foreign subsidiaries and state income taxes.
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
As of December 31, 2013, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $424.7 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to capital loss carryforwards, book and tax basis differences of certain investments and certain foreign net operating loss carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. Our deferred tax assets related to net operating loss carryforwards increased in 2013 primarily due to the worthless stock deduction.
We qualify for two tax holidays in Switzerland. The tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of investment and employment. One of the tax holidays is effective through December 31, 2015, the other is effective through December 31, 2014. Upon expiration the tax holidays may be extended if certain additional requirements are satisfied. These tax holidays increased the Company’s earnings per share by $0.18 in 2013, $0.11 in 2012, and $0.06 in 2011.
Income from discontinued operations, net of tax
See Note 4, “Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Liquidity and Capital Resources

	As of December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$339,223	$130,736
Marketable securities	1,384,062	1,425,700
Total	$1,723,285	$1,556,436
As of December 31, 2013, our principal source of liquidity was $339.2 million of cash and cash equivalents and $1.4 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of December 31, 2013, all of our marketable securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
As of December 31, 2013, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.5 billion. During the second or third quarter of 2014 we intend to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the repatriation. The repatriation amount is expected to utilize substantially all of the projected available distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. For any funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., our intent remains to indefinitely reinvest those funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for such funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. As of December 31, 2013, the amount of undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided was $153.3 million.
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior unsecured notes due 2023 in a private offering. The Senior Notes will mature in May 2023. We used a portion of the net proceeds to repay the $100.0 million of outstanding indebtedness under our Unsecured Credit Facility. The remaining portion of the proceeds were used for general corporate purposes including the repurchase of shares under the 2013 Share Buyback Program. The Unsecured Credit Facility remains available with a borrowing capacity of $200.0 million.
In 2013, proceeds from sales and maturities of marketable securities were $59.0 million, net of purchases, compared with $1.4 billion of purchases in 2012, net of sales and maturities. In 2011, proceeds from maturities and sales of marketable securities were $467.0 million, net of purchases.
In 2013, we repurchased 21.0 million shares of our common stock at an average stock price of $48.65 for an aggregate cost of $1.0 billion. In 2012, we repurchased approximately 7.7 million shares of our common stock at an average stock price of $40.90 for an aggregate cost of $314.6 million. In 2011, we repurchased approximately 16.3 million shares of our common stock at an average stock price of $32.76 for an aggregate cost of $534.6 million. As of December 31, 2013, $472.4 million remained available for further repurchases under the 2013 Share Buyback Program. On January 31, 2014, the Board of Directors authorized the repurchase of up to $527.6 million of common stock, which brings the total amount to $1.0 billion authorized and available under the 2014 Share Buyback Program.
In 2011 we declared and paid a special cash dividend of $2.75 per share of our common stock totaling $463.5 million. As a result of the dividend, we also paid $100.0 million in contingent interest to holders of our Subordinated Convertible Debentures.
As of December 31, 2013, we had $1.25 billion principal amount outstanding of 3.25% Subordinated Convertible Debentures due 2037 (See Note 7 “Debt and Interest Expense” of the accompanying consolidated financial statements).

The price of our common stock exceeded the conversion price threshold trigger during the fourth quarter of 2013. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through March 31, 2014. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
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

In summary, our cash flows for 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$579,397	$537,630	$335,901
Net cash (used in) provided by investing activities	(11,062)	(1,442,353)	273,242
Net cash used in financing activities	(357,333)	(277,752)	(852,198)
Effect of exchange rate changes on cash and cash equivalents	(2,515)	(138)	(3,224)
Net increase (decrease) in cash and cash equivalents	$208,487	$(1,182,613)	$(246,279)

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

2013 compared to 2012: Cash provided by operating activities increased in 2013 primarily due to an increase in cash received from customers, and decreases in cash paid to employees and vendors offset by an increase in interest paid and income taxes paid. Cash received from customers increased primarily due to an increase in new and renewed domain name registrations during 2013. Payments to employees and vendors decreased primarily due to the timing of payments to vendors. Interest paid increased in 2013 as a result of the issuance of our Senior Notes in April 2013. Income taxes paid increased primarily due to federal income tax payments made during 2013 based on estimated taxable income before we determined that we would claim a worthless stock deduction that ultimately resulted in a tax loss for the year.

2012 compared to 2011: Cash provided by operating activities increased in 2012 primarily due to an increase in cash received from customers, the payment of $100.0 million of contingent interest to the holders of our Subordinated Convertible Debentures during 2011, and a decrease in cash paid to employees and vendors, partially offset by an increase in cash paid for income taxes during 2012. Cash received from customers increased as the result of growth in sales during 2012, while cash paid to employees and vendors decreased due to a reduction in operating expenses in 2012. The increase in income taxes paid in 2012 was due primarily to an increase in income tax payments made by our foreign subsidiaries.

Net cash (used in) provided by investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.

2013 compared to 2012: Cash used in investing activities decreased in 2013 primarily due to $1.4 billion of purchases of marketable securities, net of sales and maturities, during 2012 compared to $58.5 million of sales and maturities of marketable securities, net of purchases, in 2013, partially offset by an increase in purchases of property and equipment as we continue to invest in our infrastructure.

2012 compared to 2011: The change in cash (used in) provided by investing activities is primarily due to $1.4 billion of purchases of marketable securities, net of sales and maturities, during 2012 compared to $467.0 million of sales and maturities of marketable securities, net of purchases, in 2011 and a decrease in purchases of property and equipment primarily due to the purchase of our corporate headquarters in Reston, Virginia for $118.5 million in 2011.

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.

2013 compared to 2012: Net cash used in financing activities increased primarily due to an increase in share repurchases during 2013 and repayment of the outstanding indebtedness under our Unsecured Credit Facility in 2013, partially offset by proceeds received from the issuance of Senior Notes in 2013.

2012 compared to 2011: Net cash used in financing activities decreased primarily due to the payment of a special cash dividend in 2011, a decrease in the amount of share repurchases made during 2012, and an increase in excess tax benefits from exercises of stock options and vesting of RSUs in 2012, partially offset by $100.0 million borrowed under our Unsecured Credit Facility in 2011, and a decrease in proceeds from stock option exercises and the ESPP.

Impact of Inflation

We believe that inflation has not had a significant impact on our operations during 2013, 2012 and 2011.

Income taxes
We expect the amount of cash paid for domestic income taxes to increase in future years, after the remaining U.S. federal net operating loss carryforwards, primarily resulting from the worthless stock deduction, are used to offset against future domestic income and the repatriation of funds held by foreign subsidiaries. However, this increase is expected to be partially offset by the increasing benefit from the interest deduction related to our Subordinated Convertible Debentures. The interest expense deducted for income tax purposes is based on the adjusted issue price of the Subordinated Convertible Debentures which grows over the term due to the difference between the interest deduction taken for income tax purposes, using a comparable yield of 8.5%, and the coupon rate of 3.25%, compounded annually. As a result, the amount of interest deducted is expected to grow each year, while the interest recognized in accordance with GAAP, will grow at a slower rate. This difference will result in a continuing increase in the long-term deferred tax liability on our Consolidated Balance Sheet.
We expect the amount of cash paid for foreign income taxes to be higher in 2014 primarily related to international withholding taxes on our intended repatriation.
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

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2014 are anticipated to be between $60 million and $80 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

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

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2013, we did not have any significant off-balance sheet arrangements. See Note 14, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from Subordinated Convertible Debentures, RSUs and Stock Options
The conversion of our Subordinated Convertible Debentures may dilute the holdings of existing shareholders due to the potential number of shares that could be required to settle the Subordinated Convertible Debentures. We have the intent and ability to settle the principal amount of the Subordinated Convertible Debentures in cash, but the excess of the conversion value over the principal amount (“the conversion spread”) may be settled in shares of common stock. As of December 31, 2013, there are 36.4 million shares of common stock reserved for issuance upon conversion or repurchase of the Subordinated Convertible Debentures. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2013, the conversion spread could have required us to issue up to 15.5 million shares of common stock. See Item 1A. “Risk Factors—We may not have the ability to repurchase the Subordinated Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Subordinated Convertible Debentures; Occurrence of certain events related to our Subordinated Convertible Debentures might have significant adverse accounting, disclosure, tax, and liquidity implications,” of this Form 10-K.
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2013, there are a total of 2.6 million unvested RSUs and outstanding stock options which represent potential dilution of 1.9%. This maximum potential dilution will only result if all outstanding options vest and are exercised and all RSUs vest and are settled. There were no stock options granted in the last three years. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option and RSU programs; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

Our marketable securities consist of fixed income securities which are subject to interest rate risk. As of December 31, 2013, we had $1.4 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2013, we held foreign currency forward contracts in notional amounts totaling $27.0 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Changes in the value of the U.S. dollar relative to the foreign currency derivatives outstanding would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market values of our Subordinated Convertible Debentures and the Senior Notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Subordinated Convertible Debentures are subject to market risk due to the convertible feature of the debentures, the fair market value will increase as the market price of our common stock increases, and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Subordinated Convertible Debentures and the Senior Notes but do not impact our financial condition, cash flows or results of operations. As of December 31, 2013, the fair value of the Subordinated Convertible Debentures was approximately $2.2 billion and the fair value of the Senior Notes was $723.3 million, based on available market information from public data sources.

The fair market value of the contingent interest derivative on Subordinated Convertible Debentures is also subject to interest rate risk and market risk. Generally, the fair market value of the contingent interest derivative will change due to changes in interest rates as well as due to changes in the fair market value of the Subordinated Convertible Debentures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Verisign’s financial statements required by this Item are set forth as a separate section of this Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2013. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2013
	Quarter Ended				Year Ended
	March 31	June 30	September 30 (2)	December 31 (3)	December 31,
	(In thousands, except per share data)
Revenues	$236,447	$239,332	$243,678	$245,630	$965,087
Gross Profit	$189,193	$192,702	$197,124	$199,055	$778,074
Operating Income	$133,264	$132,081	$132,713	$130,174	$528,232
Net income	$84,513	$86,890	$80,898	$292,149	$544,450
Net income per share (1):
Basic	$0.55	$0.58	$0.57	$2.15	$3.77
Diluted	$0.52	$0.55	$0.53	$1.94	$3.49
——————

(1)	Net income per share for the year is computed independently and may not equal the sum of the quarterly net income per share.

(2)
Net income for the quarter ended September 30, 2013 was reduced by $5.3 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

(3)
Net income for the quarter ended December 31, 2013 includes a $375.3 million income tax benefit related to a worthless stock deduction net of valuation allowances and accrual for uncertain tax positions, and $15.8 million pre-tax gain on sale of certain cost method investments, partially offset by $167.1 million income tax expense related to an intended repatriation of cash held by foreign subsidiaries in 2014, and $8.1 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures. Income tax benefit related to the worthless stock deduction and income tax expense related to the intended repatriation of cash held by foreign subsidiaries is further described in Note 13, “Income Taxes,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

	2012
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31 (2)	December 31,
	(In thousands, except per share data)
Revenues	$205,726	$214,142	$223,528	$230,196	$873,592
Gross Profit	$164,470	$171,298	$182,068	$188,156	$705,992
Operating Income	$98,930	$106,980	$116,062	$135,355	$457,327
Net income	$68,009	$68,472	$77,910	$105,641	$320,032
Net income per share (1):
Basic	$0.43	$0.43	$0.50	$0.68	$2.04
Diluted	$0.42	$0.42	$0.47	$0.65	$1.95
——————

(1)	Net income per share for the year is computed independently and may not equal the sum of the quarterly net income per share.

(2)
Net income for the quarter ended December 31, 2012 includes pre-tax benefits of $13.6 million primarily related to reimbursements of litigation and defense costs, received upon settlement with the selling shareholders of a previously acquired business, $5.5 million related to a reduction in the estimated bonus payout, and a $7.6 million unrealized gain due to a decrease in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference (“2014 Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website along with the “Verisign Code of Conduct” that applies to all officers and employees, including the aforementioned officers. The Internet address for our website is VerisignInc.com, and the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” may be found from our main Web page by clicking first on “investors,” next on “Corporate Governance,” next on “Ethics and Business Conduct,” and finally on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.” The “Verisign Code of Conduct” applicable to all officers and employees can similarly be found on the Web page for “Ethics and Business Conduct” under the link entitled “Verisign Code of Conduct-2012.”

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

Information required by this item is incorporated herein by reference to our 2014 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2013,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2014 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2014 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein.	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals.	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	11/5/07	3.01

3.02	Sixth Amended and Restated Bylaws of VeriSign, Inc.	8-K	7/31/12	3.01

4.01	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.02	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc. Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. Form of Note (included in Exhibit 4.03).	8-K/A	9/6/07	4.2

4.03	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.04	Form of Note (included in Exhibit 4.03).	8-K	4/17/13	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.	10-K	3/31/03	10.02

10.02	409A Options Election Form and related documentation. +	8-K	1/4/07	99.01

10.03	Registrant's 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement. +	S-8	6/23/03	4.02

10.04	Registrant's 2001 Stock Incentive Plan, as amended through November 22, 2002. +	10-K	3/31/03	10.08

10.05	Registrant's 2006 Equity Incentive Plan, as adopted May 26, 2006. +	10-Q	7/12/07	10.02

10.06	Registrant's 2006 Equity Incentive Plan, form of Stock Option Agreement. +	10-Q	7/12/07	10.03

10.07	Registrant's 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant. +	10-Q	8/9/07	10.01

10.08	Nonqualified Registrant's 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant. +	S-1	11/5/07	10.15

10.09	Registrant's 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.04

10.10	Registrant's 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.05

10.11	Registrant's 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement. +	8-K	8/30/07	99.1

10.12	Registrant's 2007 Employee Stock Purchase Plan, as adopted August 30, 2007. +	S-1	11/5/07	10.19

10.13	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.14	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended.	S-1	1/29/98	10.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.15	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.16	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.17	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation.*	S-1	1/29/98	10.18

10.18	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.19	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.20	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.21	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. *	S-1	11/5/07	10.44

10.22	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007.*	10-Q	7/16/07	10.03

10.23	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. *	10-Q	5/12/08	10.01

10.24	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.25	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.03

10.26	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.27	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.28	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.29	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008. +	10-Q	11/7/08	10.07

10.30	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.31	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.32	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

10.33	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.34	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009.	10-Q	5/8/09	10.03

10.35	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/6/09	10.01

10.36	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. *	10-Q	11/6/09	10.05

10.37	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/6/09	10.06

10.38	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/6/09	10.07

10.39	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.40	Acquisition Agreement between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. *	10-Q	8/3/10	10.01

10.41	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement. +	10-Q	8/3/10	10.02

10.42	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.03

10.43	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement. +	10-Q	8/3/10	10.04

10.44	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.05

10.45	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company as Landlord, and VeriSign, Inc., a Delaware corporation as Tenant, dated as of September 15, 2010.	10-Q	10/29/10	10.01

10.46	VeriSign, Inc. Annual Incentive Compensation Plan. +	10-K	2/24/11	10.64

10.47	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/11	10.65

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.48	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into as of June 27, 2011.	8-K	6/28/11	10.01

10.49	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +	10-Q	7/29/11	10.02

10.50	Form of Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/29/11	10.03

10.51	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/29/11	10.04

10.52	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +	10-Q	7/29/11	10.05

10.53	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +	10-Q	7/29/11	10.06

10.54	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.55	Credit Agreement, dated as of November 22, 2011 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	11/29/11	10.01

10.56	Guarantee Agreement, dated as of November 22, 2011, among VeriSign, Inc., the other guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/29/11	10.02

10.57	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/12	10.75

10.58	Employment Offer Letter between the Registrant and George E. Kilguss, III dated April 20, 2012+	10-Q	7/27/12	10.01

10.59	Letter Agreement between the Registrant and George E. Kilguss, III dated June 28, 2012. +	10-Q	7/27/12	10.02

10.60	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.61	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.62	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2
10.63	VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.02

10.64	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.03

10.65	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.04

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.66	Registration Rights Agreement, dated April 16, 2013, by and among VeriSign, Inc., VeriSign Information Services, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers.	8-K	4/17/13	10.01

12.01	Computation in support of ratios of earnings to fixed charges with respect to the years ended December 31, 2009 through 2013.				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 21st day of February 2014.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February 2014.

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

We have audited VeriSign, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 21, 2014

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$339,223	$130,736
Marketable securities	1,384,062	1,425,700
Accounts receivable, net	13,631	11,477
Deferred tax assets	1,743	44,756
Prepaid expenses and other current assets	64,540	30,795
Total current assets	1,803,199	1,643,464
Property and equipment, net	339,653	333,861
Goodwill	52,527	52,527
Long-term deferred tax assets	437,643	7,299
Other long-term assets	27,745	25,325
Total long-term assets	857,568	419,012
Total assets	$2,660,767	$2,062,476
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$149,276	$130,391
Subordinated convertible debentures, including contingent interest derivative	624,056	—
Deferred revenues	595,221	564,627
Deferred tax liabilities	660,633	—
Total current liabilities	2,029,186	695,018
Long-term deferred revenues	260,615	247,955
Senior notes	750,000	—
Subordinated convertible debentures, including contingent interest derivative	—	597,614
Credit facility	—	100,000
Long-term deferred tax liabilities	—	386,914
Other long-term tax liabilities	44,524	44,298
Total long-term liabilities	1,055,139	1,376,781
Total liabilities	3,084,325	2,071,799
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 320,358 at December 31, 2013 and 318,722 at December 31, 2012; Outstanding shares: 133,724 at December 31, 2013 and 153,392 at December 31, 2012	320	319
Additional paid-in capital	18,935,302	19,891,291
Accumulated deficit	(19,356,095)	(19,900,545)
Accumulated other comprehensive loss	(3,085)	(388)
Total stockholders’ deficit	(423,558)	(9,323)
Total liabilities and stockholders’ deficit	$2,660,767	$2,062,476
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$965,087	$873,592	$771,978
Costs and expenses:
Cost of revenues	187,013	167,600	165,246
Sales and marketing	89,337	97,809	97,432
Research and development	70,297	61,694	53,277
General and administrative	90,208	89,927	111,122
Restructuring charges	—	(765)	15,512
Total costs and expenses	436,855	416,265	442,589
Operating income	528,232	457,327	329,389
Interest expense	(74,761)	(50,196)	(147,332)
Non-operating income, net	3,300	5,564	11,530
Income from continuing operations before income taxes	456,771	412,695	193,587
Income tax benefit (expense)	87,679	(100,210)	(55,031)
Income from continuing operations, net of tax	544,450	312,485	138,556
Income from discontinued operations, net of tax	—	7,547	4,335
Net income	544,450	320,032	142,891
Foreign currency translation adjustments	—	—	110
Realized foreign currency translation adjustments, included in net income	81	—	—
Unrealized (loss) gain on investments, net of tax	(369)	2,757	688
Realized gain on investments, net of tax, included in net income	(2,409)	(61)	(2,548)
Other comprehensive (loss) income	(2,697)	2,696	(1,750)
Comprehensive income	$541,753	$322,728	$141,141

Basic income per share:
Continuing operations	$3.77	$1.99	$0.84
Discontinued operations	—	0.05	0.03
Net income	$3.77	$2.04	$0.87
Diluted income per share:
Continuing operations	$3.49	$1.91	$0.83
Discontinued operations	—	0.04	0.03
Net income	$3.49	$1.95	$0.86
Shares used to compute net income per share
Basic	144,591	156,953	165,408
Diluted	155,786	163,909	166,887
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2010	172,736	$313	$21,040,919	$(20,363,468)	$(1,334)	$676,430
Net income	—	—	—	142,891	—	142,891
Other comprehensive loss	—	—	—	—	(1,750)	(1,750)
Issuance of common stock under stock plans	3,469	4	49,979	—	—	49,983
Stock-based compensation	—	—	46,438	—	—	46,438
Special dividend paid	—	—	(463,498)	—	—	(463,498)
Net excess income tax benefits associated with stock-based compensation	—	—	11,496	—	—	11,496
Repurchase of common stock	(16,783)	—	(550,097)	—	—	(550,097)
Balance at December 31, 2011	159,422	317	20,135,237	(20,220,577)	(3,084)	(88,107)
Net income	—	—	—	320,032	—	320,032
Other comprehensive loss	—	—	—	—	2,696	2,696
Issuance of common stock under stock plans	1,941	2	29,301	—	—	29,303
Stock-based compensation	—	—	36,199	—	—	36,199
Net excess income tax benefits associated with stock-based compensation	—	—	16,045	—	—	16,045
Repurchase of common stock	(7,971)	—	(325,680)	—	—	(325,680)
Other	—	—	189	—	—	189
Balance at December 31, 2012	153,392	319	19,891,291	(19,900,545)	(388)	(9,323)
Net income	—	—	—	544,450	—	544,450
Other comprehensive income	—	—	—	—	(2,697)	(2,697)
Issuance of common stock under stock plans	1,636	1	20,666	—	—	20,667
Stock-based compensation	—	—	39,642	—	—	39,642
Net excess income tax benefits associated with stock-based compensation	—	—	19,320	—	—	19,320
Repurchase of common stock	(21,304)	—	(1,035,617)	—	—	(1,035,617)
Balance at December 31, 2013	133,724	$320	$18,935,302	$(19,356,095)	$(3,085)	$(423,558)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$544,450	$320,032	$142,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	60,655	54,819	55,706
Stock-based compensation	36,649	33,362	43,272
Excess tax benefit associated with stock-based compensation	(19,320)	(18,436)	(13,420)
Deferred income taxes	(112,688)	71,800	24,779
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	17,801	(422)	1,125
Gain on sale of investments	(18,861)	(102)	(4,246)
Other, net	13,360	11,505	16,086
Changes in operating assets and liabilities
Accounts receivable	(2,500)	3,327	(251)
Prepaid expenses and other assets	(2,694)	(9,344)	7,895
Accounts payable and accrued liabilities	19,291	(12,922)	(3,469)
Deferred revenues	43,254	84,011	65,533
Net cash provided by operating activities	579,397	537,630	335,901
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	3,508,569	1,234,156	546,006
Purchases of marketable securities	(3,450,068)	(2,622,898)	(78,975)
Purchases of property and equipment	(65,594)	(53,023)	(192,660)
Other investing activities	(3,969)	(588)	(1,129)
Net cash (used in) provided by investing activities	(11,062)	(1,442,353)	273,242
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	20,667	29,303	49,983
Repurchases of common stock	(1,035,617)	(325,680)	(550,097)
Payment of dividends to stockholders	—	—	(463,498)
Proceeds from senior notes, net of issuance costs	738,297	—	—
Proceeds received from borrowings	—	—	100,000
Repayment of borrowings	(100,000)	—	(1,067)
Excess tax benefit associated with stock-based compensation	19,320	18,436	13,420
Other financing activities	—	189	(939)
Net cash used in financing activities	(357,333)	(277,752)	(852,198)
Effect of exchange rate changes on cash and cash equivalents	(2,515)	(138)	(3,224)
Net increase (decrease) in cash and cash equivalents	208,487	(1,182,613)	(246,279)
Cash and cash equivalents at beginning of period	130,736	1,313,349	1,559,628
Cash and cash equivalents at end of period	$339,223	$130,736	$1,313,349
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$58,928	$41,276	$140,193
Cash paid for income taxes, net of refunds received	$26,133	$19,436	$6,567
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services provides domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of top-level domains (“TLDs”) that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). NIA Services provides infrastructure assurance services consisting of Distributed Denial of Services (“DDoS”) Protection Services, Verisign iDefense Security Intelligence Services (“iDefense”) and Managed Domain Name System (“Managed DNS”).

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Beginning in 2012, the Company changed its estimate of the useful life of its computer equipment and hardware assets from 3 years to 4 years. The impact of this change was not material to any period presented. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms. The Company capitalizes interest on facility assets under construction and on significant software development projects.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that have been capitalized. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software.

	Year Ended December 31,
	2013	2012
	(In thousands)
Third-party implementation and consulting services	$6,361	$3,172
Internally developed software	$22,138	$21,733

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

3.25% Junior Subordinated Convertible Debentures Due 2037 (“Subordinated Convertible Debentures”)

Verisign separately accounts for the liability (debt) and equity (conversion option) components of the Subordinated Convertible Debentures in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The excess of the principal amount of the Subordinated Convertible Debentures over the fair value of the liability component is the equity component or debt discount. Such excess represents the estimated fair value of the conversion feature and is recorded as Additional paid-in capital. The debt discount is amortized using the Company’s effective interest rate over the term of the Subordinated Convertible Debentures as a non-cash charge to interest expense. The Subordinated Convertible Debentures also have a contingent interest payment provision that may require the Company to pay interest based on certain thresholds, beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the Indenture governing the Subordinated Convertible Debentures. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately at fair value, and is marked to market at the end of each reporting period, with any gains and losses recorded in Non-operating income, net.

Foreign Currency Remeasurement

Verisign conducts business throughout the world and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income, net. The Company recorded a net remeasurement loss of $3.1 million in 2013, $0.9 million in 2012, and $3.4 million in 2011.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating income, net. The Company recorded net gains of $1.5 million in 2013, and $0.8 million in 2012, and a net loss of $1.4 million in 2011, related to foreign currency forward contracts.

As of December 31, 2013, Verisign held foreign currency forward contracts in notional amounts totaling $27.0 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

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

•
Collectability is reasonably assured: Collectability is assessed on a customer-by-customer basis. Verisign typically sells to customers for whom there is a history of successful collection. The majority of customers either maintains a deposit with Verisign or provides an irrevocable letter of credit in excess of the amounts owed. New customers are subjected to a credit review process that evaluates the customer’s financial condition and, ultimately, their ability to pay. If Verisign determines from the outset of an arrangement that collectability is not probable based upon its credit review process, revenues are recognized as cash is collected.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses were $13.2 million, $10.2 million, and $17.2 million in 2013, 2012, and 2011, respectively.

Income Taxes

Verisign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. The Company allocates valuation allowances between current deferred tax assets and long-term deferred tax assets in proportion to the related classification of gross deferred tax assets for each tax jurisdiction.

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

The Company’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and character of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and character of income in future years could render the Company’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company’s actual income tax obligations to differ from its estimates, thus materially impacting its financial condition and results of operations.

Stock-based Compensation

During 2013, the Company’s stock-based compensation was primarily related to RSUs granted to employees. There were no stock options granted in 2013, 2012 or 2011. The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted in prior years and also uses the Black-Scholes model to determine the fair value of its employee stock purchase plan (“ESPP”) offerings. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. For the awards that are expected to vest, after considering estimated forfeitures, stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period for each such award. The Company also grants RSUs which include performance conditions, and in some cases market conditions, to certain executives. The

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

expense for these performance-based RSUs is recognized on a graded vesting schedule over the term of the award based on the probable outcome of the performance conditions, The expense recognized for awards with market conditions is based on the grant date fair value of the awards including the impact of the market conditions.

Earnings per Share

The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, ESPP offerings and the conversion spread related to the Subordinated Convertible Debentures using the treasury stock method.

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents, marketable debt and equity securities, foreign currency forward contracts, and the contingent interest derivative associated with the Subordinated Convertible Debentures.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	As of December 31,
	2013	2012
	(In thousands)
Cash	$72,232	$63,578
Money market funds	246,492	38,054
Time deposits	3,978	3,614
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,409,062	1,452,358
Equity securities of a public company	—	3,341
Total	$1,731,764	$1,560,945

Included in Cash and cash equivalents	$339,223	$130,736
Included in Marketable securities	$1,384,062	$1,425,700
Included in Other long-term assets (Restricted cash)	$8,479	$4,509

The fair value of the debt securities held as of December 31, 2013 was $1.4 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of December 31, 2013 have contractual maturities of less than one year.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2013:
Assets:
Investments in money market funds	$246,492	$246,492	$—	$—
Debt securities issued by the U.S. Treasury	1,409,062	1,409,062	—	—
Foreign currency forward contracts (1)	141	—	141	—
Total	$1,655,695	$1,655,554	$141	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$29,004	$—	$—	$29,004
Foreign currency forward contracts (2)	131	—	131	—
Total	$29,135	$—	$131	$29,004
As of December 31, 2012:
Assets:
Investments in money market funds	$38,054	$38,054	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,452,358	1,419,280	33,078	—
Equity securities of public company	3,341	—	3,341	—
Foreign currency forward contracts (1)	71	—	71	—
Total	$1,493,824	$1,457,334	$36,490	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$11,203	$—	$—	$11,203
Foreign currency forward contracts (2)	765	—	765	—
Total	$11,968	$—	$765	$11,203

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Subordinated Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

inputs. As of December 31, 2013, the valuation of the contingent interest derivative assumed a volatility rate of approximately 25%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at December 31, 2013. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on Subordinated Convertible Debentures during the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In thousands)
Beginning balance	$11,203	$11,625
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	17,801	(422)
Ending balance	$29,004	$11,203
Other
As of December 31, 2013, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair values of the Company’s Subordinated Convertible Debentures and the Company’s senior notes due 2023 (the “Senior Notes”) as of December 31, 2013, were $2.2 billion and $723.3 million, respectively, and are based on available market information from public data sources. These fair value measurements are classified as Level 2.

Note 4.    Discontinued Operations

In 2011, the Company completed a four-year restructuring plan which included the divesting or winding down of the Company’s non-core businesses and the sale of the Authentication Services business. Income from discontinued operations in 2012 is primarily related to the reimbursement of previously incurred litigation and legal defense costs received upon the settlement of indemnification claims with selling shareholders of a previously acquired business that was later divested. Income from discontinued operations in 2012 also represents the reversal of certain retained liabilities and the reversal of certain accruals for retained litigation related to the prior operations of a divested business. Loss from discontinued operations before income taxes for 2011 represents the effects of certain retained litigation of the divested businesses. Income tax benefit for discontinued operations for 2011 includes a benefit from the settlement of a foreign income tax liability that had resulted from the sale of the Authentication Services business in 2010.

Note 5. Other Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2013	2012
	(In thousands)
Prepaid expenses	$13,502	$15,413
Income tax and other receivables	39,884	15,056
Debt issuance costs	10,705	—
Other	449	326
Total prepaid expenses and other current assets	$64,540	$30,795

Income tax and other receivables as of December 31, 2013, includes a federal income tax receivable recognized in connection with a worthless stock deduction for the Company’s 2013 federal income tax return as discussed in Note 13, “Income Taxes.” Debt issuance costs related to the Company’s Subordinated Convertible Debentures were reclassified to Prepaid expenses and other current assets from Other long-term assets during 2013, as the related Subordinated Convertible

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Debentures were reclassified from long-term liabilities to current liabilities due to the fact that they are convertible at the option of each holder. Refer to Note 7, “Debt and Interest Expense” for further discussion of the Senior Notes and Subordinated Convertible Debentures.

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2013	2012
	(In thousands)
Land	$31,141	$31,141
Buildings and building improvements	240,572	236,171
Computer equipment and software	359,331	315,654
Capital work in progress	16,213	11,393
Office equipment and furniture	6,305	6,420
Leasehold improvements	2,189	2,223
Total cost	655,751	603,002
Less: accumulated depreciation	(316,098)	(269,141)
Total property and equipment, net	$339,653	$333,861

Goodwill

The following table presents the detail of goodwill:

	As of December 31,
	2013	2012
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2013	2012
	(In thousands)
Other tax receivable	$5,811	$5,811
Long-term investments	—	413
Debt issuance costs	11,521	11,516
Long-term restricted cash	8,479	4,509
Long-term prepaid expenses and other assets	1,934	3,076
Total other long-term assets	$27,745	$25,325
Debt issuance costs included in Other long-term assets at December 31, 2013 relate primarily to the Senior Notes which were issued in April 2013.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2013	2012
	(In thousands)
Accounts payable	$24,843	$23,519
Accrued employee compensation	49,974	38,778
Customer deposits, net	20,869	19,321
Taxes payable and other tax liabilities	19,853	21,918
Other accrued liabilities	33,737	26,855
Total accounts payable and accrued liabilities	$149,276	$130,391
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
Note 6.    Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from California to Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”). Under the 2010 Restructuring Plan, the Company incurred pre-tax cash severance charges of $21.3 million, stock-based compensation expenses of $16.2 million upon acceleration of stock-based awards, and excess facility exit costs of $8.0 million, inclusive of amounts reported in discontinued operations. The 2010 Restructuring Plan was completed in 2011 and all expenses incurred under the plan have been paid or settled.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

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

2011 Credit Facility

On November 22, 2011, Verisign entered into a credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as the administrative agent. The credit agreement provides for a $200.0 million committed senior unsecured revolving credit facility, under which Verisign and certain designated subsidiaries may be borrowers. Loans under the 2011 Facility may be denominated in U.S. dollars and certain other currencies. The Company has the option under the Unsecured Credit Facility to invite lenders to make competitive bid loans at negotiated interest rates. The facility expires on November 22, 2016 at which time any outstanding borrowings are due.
On November 28, 2011, the Company borrowed $100.0 million as a LIBOR revolving loan denominated in US dollars to be used in connection with the purchase of Verisign’s headquarters facility in Reston, Virginia and for general corporate purposes. In April 2013, the company repaid the $100.0 million of borrowings that were outstanding under the Unsecured Credit Facility using proceeds from the issuance of the Senior Notes. The Unsecured Credit Facility remains open with a borrowing capacity of $200.0 million available to the Company.
The Company is required to pay a commitment fee between 0.2% and 0.3% per year of the amount committed under the facility, depending on the Company’s leverage ratio. The credit agreement contains customary representations and warranties, as well as covenants limiting the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate with others, change its business, sell or dispose of assets. The covenants also include limitations on investments, limitations on dividends, share redemptions and other restricted payments, limitations on entering into certain types of restrictive agreements, limitations on entering into hedging agreements, limitations on amendments, waivers or prepayments of the Subordinated Convertible Debentures, limitations on transactions with affiliates and limitations on the use of proceeds from the facility.
The facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.0 to 1.0. As of December 31, 2013, the Company was in compliance with the financial covenants of the Unsecured Credit Facility.
Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million during the term of the Unsecured Credit Facility.

Subordinated Convertible Debentures

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% subordinated convertible debentures due August 15, 2037, in a private offering. The Subordinated Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Subordinated Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Indenture governing the Subordinated Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2013, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Subordinated Convertible Debentures.

On or after August 15, 2017, the Company may redeem all or part of the Subordinated Convertible Debentures for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption.

Holders of the debentures may convert their Subordinated Convertible Debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any fiscal quarter beginning after December 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price in effect on the last trading day of such preceding fiscal quarter (the “Conversion Price Threshold Trigger”). The Conversion Price Threshold Trigger is currently $44.68;

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

The Company’s common stock price exceeded the Conversion Price Threshold Trigger during the fourth quarter of 2013. Accordingly, the Subordinated Convertible Debentures were convertible at the option of each holder during the first quarter of 2014. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, classified the debt component of the Subordinated Convertible Debentures, the embedded contingent interest derivative and the related deferred tax liability as current liabilities, and also classified the related debt issuance costs as a current asset as of December 31, 2013. The determination of whether or not the Subordinated Convertible Debentures are convertible, and accordingly, the classification of the related liabilities and assets as long-term or current, must continue to be performed quarterly. As of December 31, 2013, the if-converted value of the Subordinated Convertible Debentures exceeded its principal amount. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2013, the conversion spread could have required the Company to issue up to an additional 15.5 million shares of common stock.

In addition, holders of the Subordinated Convertible Debentures who convert their Subordinated Convertible Debentures in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Subordinated Convertible Debentures may require Verisign to purchase all or a portion of their Subordinated Convertible Debentures at a purchase price equal to 100% of the principal amount of Subordinated Convertible Debentures, plus accrued and unpaid interest, if any.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Subordinated Convertible Debentures. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Subordinated Convertible Debentures as a non-cash charge included in Interest expense. As of December 31, 2013, the remaining term of the Subordinated Convertible Debentures is 23.6 years. Interest is payable semiannually in arrears on August 15 and February 15.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Proceeds upon issuance of the Subordinated Convertible Debentures were as follows (in thousands):

Principal value of Subordinated Convertible Debentures	$1,250,000
Less: Issuance costs	(25,777)
Net proceeds, Subordinated Convertible Debentures	$1,224,223
Amounts recognized at issuance:
Subordinated Convertible Debentures, including contingent interest derivative	$558,243
Additional paid-in capital	418,996
Long-term deferred tax liabilities	267,225
Other long-term assets	(11,328)
Non-operating loss	(8,913)
Net proceeds, Subordinated Convertible Debentures	$1,224,223

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2013	2012
	(In thousands)
Debt discount upon issuance (net of issuance costs of $14,449)	$686,221	$686,221
Deferred taxes associated with the debt discount upon issuance	(267,225)	(267,225)
Carrying amount of equity component	$418,996	$418,996

Principal amount of Subordinated Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(654,948)	(663,589)
Carrying amount of liability component	595,052	586,411
Contingent interest derivative	29,004	11,203
Subordinated Convertible Debentures, including contingent interest derivative	$624,056	$597,614

The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$40,625	$40,625	$40,625
Contractual interest on Senior Notes	24,570	—	—
Amortization of debt discount on the Subordinated Convertible Debentures	8,670	7,986	7,355
Contingent interest to holders of Subordinated Convertible Debentures	—	—	100,020
Interest capitalized to Property and equipment, net	(1,218)	(934)	(980)
Credit facility and other interest expense	2,114	2,519	312
Total interest expense	$74,761	$50,196	$147,332
The Indenture governing the Subordinated Convertible Debentures requires the payment of contingent interest to the holders of the Subordinated Convertible Debentures if the Board of Directors (the “Board”) declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Subordinated

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Convertible Debentures. The Board declared an extraordinary dividend in April 2011, and consequently, the Company paid contingent interest of $100.0 million to holders of the Subordinated Convertible Debentures.
Note 8. Stockholders’ Deficit

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of RSUs.

On July 24, 2013, the Board authorized the repurchase of up to $518.7 million of the Company’s common stock, in addition to $481.3 million remaining available under the previous 2012 Share Buyback Program for a total repurchase authorization of $1.0 billion of the Company’s common stock (collectively “the 2013 Share Buyback Program”). The 2013 Share Buyback Program has no expiration date. Purchases made under the 2013 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

On January 31, 2014, the Board authorized the repurchase of up to $527.6 million of common stock, in addition to the $472.4 million of our common stock remaining available for repurchase under the 2013 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively “the 2014 Share Buyback Program”). The 2014 Share Buyback Program has no expiration date. Purchases made under the 2014 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Tax Withholdings

Upon vesting of RSUs, the Company places a portion of the vested RSUs into treasury stock sufficient to cover tax withholdings due, and makes a cash payment to tax authorities to cover the applicable withholding taxes.

The summary of the Company’s common stock repurchases for 2013, 2012 and 2011 are as follows:

	2013		2012		2011
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	21,006	$48.65	7,692	$40.90	16,318	$32.76
Total repurchases for tax witholdings	298	$46.16	279	$39.63	465	$33.37
Total repurchases	21,304	$48.61	7,971	$40.86	16,783	$32.78
Total costs	$1,035,617		$325,680		$550,097

Since inception, the Company has repurchased 186.6 million shares of its common stock for an aggregate cost of $6.0 billion, which is recorded as a reduction of Additional paid-in capital.

Special Dividends

On April 27, 2011, the Board declared a special dividend of $2.75 per share of the Company’s common stock, totaling $463.5 million, which was paid on May 18, 2011. The special dividend was accounted for as a reduction of Additional paid-in capital. The Company did not pay any dividends during 2012 and 2013.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2013 and 2012:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain On Investments, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2011	$(3,241)	$157	$(3,084)
Changes	—	2,696	2,696
Balance, December 31, 2012	(3,241)	2,853	(388)
Changes	81	(2,778)	(2,697)
Balance, December 31, 2013	$(3,160)	$75	$(3,085)

The change in the unrealized gain on investments, net of tax during 2013 was due primarily to the sale of the Company’s investment in the equity securities of a public company and the reclassification of the related gain out of Accumulated other comprehensive loss and into net income. This gain is included in Non-operating income, net as discussed in Note 12, “Non-Operating Income, net”.

Note 9. Calculation of Net Income per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted-average shares of common stock outstanding	144,591	156,953	165,408
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	10,361	5,944	416
Unvested RSUs	709	763	736
Stock Options	92	174	309
Employee stock purchase plan	33	75	18
Shares used to compute diluted net income per share	155,786	163,909	166,887
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Weighted-average stock options outstanding	—	30	366
Weighted-average exercise price	$—	$40.81	$35.70
Weighted-average RSUs outstanding	76	17	35
Employee stock purchase plan	148	96	434

Performance based RSUs granted by the Company are excluded from the above calculation of diluted weighted average shares outstanding until the relevant performance criteria are achieved. There were less than 0.2 million shares excluded from the calculation for 2013.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Note 10. Geographic and Customer Information

The Company generates revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, India, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S	$585,201	$530,111	$472,700
EMEA	169,767	135,084	109,680
APAC	129,664	130,648	116,999
Other	80,455	77,749	72,599
Total revenues	$965,087	$873,592	$771,978

Revenues for our Registry Services business are generally attributed to the country of domicile and the respective regions in which the Company’s registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2013	2012
	(In thousands)
U.S	$325,636	$323,564
EMEA	13,317	9,450
APAC	700	847
Total property and equipment, net	$339,653	$333,861

Major Customers

One customer accounted for approximately 30% of revenues in each of the last three years. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Note 11. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. In 2013, 2012 and 2011, the Company matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary. The Company contributed $3.1 million in 2013, $2.8 million in 2012, and $2.9 million in 2011 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of Verisign’s stock-based compensation relates to RSUs. Stock options granted in prior years were granted only to upper management level employees. As of December 31, 2013, a total of 14.3 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under Verisign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces Verisign’s previous 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. Certain performance-based RSUs, granted to the Company’s executives, vest over two and three year terms. Additionally, the Company has granted fully vested RSUs to members of its Board of Directors in each of the last two years. The Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan. The 2006 Plan was amended by shareholder approval in 2011 to allow for equitable adjustment of stock options outstanding under the plan in the event of any future special dividends paid by the Company. This amendment to the 2006 Plan was approved after the Company declared the May 2011 special dividend. The modification of the plan did not result in any additional stock-based compensation.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan which replaced the previous 1998 Employee Stock Purchase Plan. A total of 6.0 million common shares were authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2013, 2.1 million shares of the Company’s common stock are reserved for issuance under this plan.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock-based compensation:
Cost of revenues	$6,156	$5,754	$6,655
Sales and marketing	6,252	6,091	6,062
Research and development	7,199	6,023	4,926
General and administrative	17,042	15,494	19,928
Restructuring charges	—	—	5,701
Total stock-based compensation	$36,649	$33,362	$43,272

The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
RSUs	$29,123	$28,874	$32,501
Performance-based RSUs	5,033	1,933	804
ESPP	5,307	4,436	3,904
Stock options	179	956	3,528
RSUs/Stock options acceleration	—	—	5,701
Capitalization (Included in Property and equipment, net)	(2,993)	(2,837)	(3,166)
Total stock-based compensation expense	$36,649	$33,362	$43,272

The income tax benefit recognized on stock-based compensation within Income tax expense for 2013, 2012, and 2011 was $11.9 million, $9.4 million, and $13.1 million, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of ESPP awards:

	Year Ended December 31,
	2013	2012	2011
Volatility	26%	26%	26%
Risk-free interest rate	0.14%	0.16%	0.30%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

The Company’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the options and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected terms are based on an analysis of the observed and expected time to post-vesting exercise and/or cancellation of options. On the ESPP offering dates, the Company did not anticipate paying any cash dividends and therefore used an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation only for those awards that are expected to vest.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	2,478	$32.07	2,345	$27.33	2,719	$23.50
Granted	1,132	45.08	1,341	38.20	1,860	34.29
Vested and settled	(900)	30.73	(881)	27.57	(1,411)	27.00
Forfeited	(268)	36.09	(327)	32.34	(1,025)	24.94
Dividend equivalents	—	—	—	—	202	—
	2,442	$38.00	2,478	$32.07	2,345	$27.33

The RSUs in the table above include certain RSUs granted to the Company’s executives that are subject to performance conditions, and in some cases, market conditions. The unvested RSUs as of December 31, 2013 include approximately 0.2 million RSUs subject to performance and/or market conditions. The number of RSUs that ultimately vest may range from zero to a maximum of 0.4 million RSUs depending on the level of performance achieved and whether any market conditions are satisfied.

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

At the time the May 2011 special dividend was declared, the 2006 Plan did not have the same anti-dilution provisions for outstanding stock options. Because the option holders did not participate in the special dividends, the Company granted option holders additional RSUs equivalent to the amount of the dividend. The RSUs granted were either fully vested or on a two year cliff vesting, depending on whether the corresponding stock options were vested or unvested. The Company recognized $9.2 million of stock-based compensation expense related to the fully vested RSUs granted in 2011.

The closing price of Verisign’s stock was $59.78 on December 31, 2013. As of December 31, 2013, the aggregate intrinsic value of unvested RSUs was $145.9 million. The fair values of RSUs that vested during 2013, 2012, and 2011 were $41.5 million, $31.7 million, and $44.2 million, respectively. As of December 31, 2013, total unrecognized compensation cost related to unvested RSUs was $56.9 million which is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options Information

The Company has not granted any stock options in each of the last three years. The number of remaining options outstanding is not material. As of December 31, 2013, all of the compensation cost related to the Company’s stock options has been recognized.

Modifications

In 2011, the Company modified certain stock-based awards held by employees affected by divestitures and workforce reductions to accelerate the vesting of twenty-five percent (25%) of each such individual’s unvested “in-the-money” stock options and 25% of each such individual’s unvested RSUs on the termination dates of such individual’s employment. The Company remeasured the fair value of these modified awards and recorded the charges over the requisite future service periods, if any. The modification charges are included as restructuring costs for continuing operations as well as for discontinued

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

operations. 217 employees were affected by these modifications and the Company recognized $5.7 million of acceleration cost in Restructuring charges during 2011.

Under the ESPP, if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the offering date, the plan is immediately cancelled after that purchase date and a new two-year plan is established using the then-current stock price as the base purchase price. The Company also allows its employees to increase their payroll withholdings during the offering period. The Company accounts for these increases in employee payroll withholdings and the plan rollover as modifications. Modification expenses for the ESPP were not material in any period presented.
Note 12. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Realized net gain on investments	$18,861	$102	$4,246
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	(17,801)	422	(1,125)
Interest and dividend income	1,897	2,957	5,017
Income from transition services agreements	—	2,541	8,083
Other, net	343	(458)	(4,691)
Total non-operating income, net	$3,300	$5,564	$11,530
The realized net gain on investments in 2013 included gains of $15.8 million from the sale of certain cost method investments, and $3.0 million from the sale of the Company’s investment in the equity securities of a public company. The unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that results primarily from the changes in the Company’s stock price. Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012. Other, net, in 2011, includes a $3.9 million out-of-period adjustment recorded for certain non-income taxes related to investments.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Note 13. Income Taxes

Income from continuing operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$250,041	$245,745	$62,287
Foreign	206,730	166,950	131,300
Total income from continuing operations before income taxes	$456,771	$412,695	$193,587

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Continuing Operations:
Current (expense) benefit:
Federal	$(1,104)	$(13,553)	$(30,325)
State	(8,150)	(7,960)	(1,963)
Foreign, including foreign witholding tax	(13,613)	(8,498)	(1,146)
	(22,867)	(30,011)	(33,434)
Deferred (expense) benefit:
Federal	53,629	(67,700)	(17,047)
State	66,701	(6,760)	(1,501)
Foreign	(9,784)	4,261	(3,049)
	110,546	(70,199)	(21,597)
Total income tax expense from continuing operations	$87,679	$(100,210)	$(55,031)
Income tax (expense) benefit from discontinued operations	$—	$(3,594)	$4,422

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to Income from continuing operations before income taxes is attributable to the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax expense at federal statutory rate	$(159,870)	$(144,443)	$(67,755)
State taxes, net of federal benefit	(13,821)	(10,003)	(2,280)
Differences between statutory rate and foreign effective tax rate	51,016	51,780	43,591
Tax benefit from worthless stock deduction	1,717,466	—	—
Change in valuation allowance	(1,195,303)	5,760	(350)
Deferred taxes on unremitted foreign earnings	(167,115)	—	—
Accrual for uncertain tax positions	(140,596)	(306)	(23,265)
Other	(4,098)	(2,998)	(4,972)
	$87,679	$(100,210)	$(55,031)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

During 2013, the Company liquidated for tax purposes one of its domestic subsidiaries, which will allow the Company to claim a worthless stock deduction on its 2013 federal income tax return.  During the fourth quarter of 2013 the Company recorded an income tax benefit of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions.  The financial statement carrying value of this subsidiary was not material. The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded.  If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, the Company may have to pay additional cash income taxes, which could adversely affect the Company’s results of operations, financial condition and cash flows. The Company cannot guarantee what the ultimate outcome or amount of benefit it receives, if any, will be.

During 2014 the Company intends to repatriate approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries, in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the intended repatriation. The repatriation amount is expected to utilize substantially all of the projected available distributable capital reserves of the Company’s foreign subsidiaries under applicable foreign statutes. During the fourth quarter of 2013, the Company recorded income tax expense of $167.1 million related to taxable income generated in the U.S. as a result of the intended repatriation. For funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., the Company’s intention remains to indefinitely reinvest those funds outside of the U.S. and accordingly deferred U.S. taxes have not been provided. As of December 31, 2013, the amount of undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided was $153.3 million.

During 2011, we repatriated $86.4 million of funds that had been previously taxed in the U.S. from our foreign subsidiaries, which included the realization of a foreign currency gain of $17.7 million for tax purposes. The Company recorded an income tax expense of $6.2 million related to the foreign currency gain.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$260,253	$34,422
Deductible goodwill and intangible assets	48,365	7,761
Tax credit carryforwards	4,432	—
Deferred revenue, accruals and reserves	99,934	87,235
Capital loss carryforwards and book impairment of investments	1,210,529	3,400
Other	5,060	5,234
Total deferred tax assets	1,628,573	138,052
Valuation allowance	(1,203,870)	(20,815)
Net deferred tax assets	424,703	117,237
Deferred tax liabilities:
Property and equipment	(19,354)	(21,522)
Unremitted foreign earnings	(167,115)	—
Subordinated Convertible debentures	(453,825)	(424,488)
Other	(5,656)	(5,984)
Total deferred tax liabilities	(645,950)	(451,994)
Total net deferred tax liabilities	$(221,247)	$(334,757)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

With the exception of deferred tax assets related to capital loss carryforwards, book and tax basis differences of certain investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

As of December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards of approximately $986.5 million, $1.6 billion, and $37.8 million, respectively, before applying tax rates for the respective jurisdictions. As of December 31, 2013, the Company had federal and state research tax credits of $41.3 million and $2.0 million, respectively, and alternative minimum tax credits of $12.7 million available for future years. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate, tax effected amount of $70.1 million will be recorded to Additional paid-in capital when carried forward excess tax benefits from stock-based compensation are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2014 through 2033. The majority of the foreign net operating loss carryforwards will expire in 2015 through 2017.

The deferred tax liability related to the Subordinated Convertible Debentures is driven by the excess of the tax deduction taken for interest expense over the amount of interest expense recognized in the consolidated financial statements. The interest expense deducted for tax purposes is based on the adjusted issue price of the Subordinated Convertible Debentures, while the interest expense recognized in accordance with GAAP is based only on the liability portion of the Subordinated Convertible Debentures. The adjusted issue price of the Subordinated Convertible Debentures grows over the term due to the difference between the interest deduction taken for income tax, using a comparable yield of 8.5%, and the coupon rate of 3.25%, compounded annually.

The Company qualifies for two tax holidays in Switzerland. The tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of investment and employment. One of the tax holidays is effective through December 31, 2015, the other is effective through December 31, 2014. Upon expiration the tax holidays may be extended if certain additional requirements are satisfied. These tax holidays increased the Company’s earnings per share by $0.18 in 2013, $0.11 in 2012, and $0.06 in 2011.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2013	2012
	(In thousands)
Gross unrecognized tax benefits at January 1	$56,593	$55,933
Increases in tax positions for prior years	83	420
Increases in tax positions for current year	140,513	240
Gross unrecognized tax benefits at December 31	$197,189	$56,593

As of December 31, 2013, approximately $187.2 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The gross unrecognized tax benefit amount is not expected to materially change in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.

The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. The Company’s federal income tax returns are currently under examination by the Internal Revenue Service for the years ended December 31, 2010, 2011 and 2012. The Company’s other tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2012 tax year and forward.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

Note 14. Commitments and Contingencies

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Subordinated Convertible Debentures and the Senior Notes:

	Purchase Obligations	Leases	.tv Agreement	Senior Notes	Subordinated Convertible Debentures	Total
	(In thousands)
2014	$33,256	$1,766	$4,500	$34,688	$40,625	$114,835
2015	6,705	1,525	5,000	34,688	40,625	88,543
2016	3,612	1,369	5,000	34,688	40,625	85,294
2017	393	249	5,000	34,688	40,625	80,955
2018	—	—	5,000	34,688	40,625	80,313
Thereafter	—	—	15,000	923,435	2,006,641	2,945,076
Total	$43,966	$4,909	$39,500	$1,096,875	$2,209,766	$3,395,016

The amounts in the table above exclude $187.2 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2017.

Verisign leases a portion of its facilities under operating leases that extend through 2017. Rental expenses under operating leases were $1.9 million in 2013, $3.0 million in 2012, and $10.6 million in 2011.
On November 29, 2012, the Company renewed its agreement with Internet Corporation for Assigned Name and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com TLD through November 30, 2018. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. As of December 31, 2013, there were 112.0 million domain names in the .com TLD. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com TLD of $27.9 million in 2013, $18.7 million in 2012, and $18.0 million in 2011. Registry fees for other generic TLDs have been excluded from the table above because the amounts are variable or passed through to registrars.
In 2011, the Company renewed its agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees were $4.5 million in 2013, $4.0 million in 2012, and $2.5 million in 2011.
In April 2013, the Company issued $750 million principal amount of Senior Notes. The Company will pay cash interest at an annual rate of 4.625% payable semi-annually on May 1 and November 1 of each year until maturity on May 1, 2023.
In August 2007, the Company issued $1.25 billion principal amount of Subordinated Convertible Debentures. The Company will pay cash interest at an annual rate of 3.25% payable semi-annually on February 15 and August 15 of each year, until maturity on August 15, 2037.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

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
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Prior Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Prior Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company’s Prior Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain. On May 25, 2012, the defendants filed motions to dismiss this action in its entirety. Oral arguments on the motions to dismiss took place on November 16, 2012. On September 18, 2013, the Magistrate Judge issued a Report and Recommendation recommending that the motions to dismiss be granted and that the plaintiff be permitted leave to amend the complaint. Thereafter, on October 17, 2013, the plaintiff filed a Notice of Voluntary Dismissal.  On October 22, 2013, the Court issued an order holding the dismissal in abeyance and stating that the dismissal would be granted (without prejudice) twenty-one days after notice is made public if no shareholder intervenes. On January 15, 2014, the court entered an order dismissing the case.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013, 2012 AND 2011

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

EXHIBITS
As required under Item 15—Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

12.01	Computation in support of ratios of earnings to fixed charges with respect to the years ended December 31, 2009 through 2013.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Powers of Attorney (Included as part of the signature pages hereto).
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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