Form 10-Q
period 2014-03-31
VERISIGN INC/CA
filed 2014-04-24
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 18, 2014
Common stock, $.001 par value	131,449,939

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$267,053	$339,223
Marketable securities	1,450,155	1,384,062
Accounts receivable, net	15,437	13,631
Income tax receivables and other current assets	57,553	66,283
Total current assets	1,790,198	1,803,199
Property and equipment, net	329,711	339,653
Goodwill	52,527	52,527
Long-term deferred tax assets	409,616	437,643
Other long-term assets	27,297	27,745
Total long-term assets	819,151	857,568
Total assets	$2,609,349	$2,660,767
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$108,994	$149,276
Deferred revenues	620,593	595,221
Subordinated convertible debentures, including contingent interest derivative	621,061	624,056
Deferred tax liabilities	693,149	660,633
Total current liabilities	2,043,797	2,029,186
Long-term deferred revenues	265,627	260,615
Senior notes	750,000	750,000
Other long-term tax liabilities	7,544	44,524
Total long-term liabilities	1,023,171	1,055,139
Total liabilities	3,066,968	3,084,325
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 321,301 at March 31, 2014 and 320,358 at December 31, 2013; Outstanding shares: 131,994 at March 31, 2014 and 133,724 at December 31, 2013	321	320
Additional paid-in capital	18,806,804	18,935,302
Accumulated deficit	(19,261,672)	(19,356,095)
Accumulated other comprehensive loss	(3,072)	(3,085)
Total stockholders’ deficit	(457,619)	(423,558)
Total liabilities and stockholders’ deficit	$2,609,349	$2,660,767
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$248,796	$236,447
Costs and expenses:
Cost of revenues	48,026	47,254
Sales and marketing	20,289	18,104
Research and development	18,439	18,176
General and administrative	22,457	19,649
Total costs and expenses	109,211	103,183
Operating income	139,585	133,264
Interest expense	(21,385)	(12,596)
Non-operating income (loss), net	6,516	(5,777)
Income before income taxes	124,716	114,891
Income tax expense	(30,293)	(30,378)
Net income	94,423	84,513
Unrealized gain (loss) on investments, net of tax	8	(267)
Realized loss (gain) on investments, net of tax, included in net income	5	(20)
Other comprehensive income (loss)	13	(287)
Comprehensive income	$94,436	$84,226

Income per share:
Basic	$0.71	$0.55
Diluted	$0.64	$0.52
Shares used to compute net income per share
Basic	133,417	152,543
Diluted	148,600	161,346
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$94,423	$84,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	16,008	15,118
Stock-based compensation	9,993	7,594
Excess tax benefit associated with stock-based compensation	—	(11,808)
Deferred income taxes	22,179	4,787
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(5,269)	6,433
Other, net	2,371	4,309
Changes in operating assets and liabilities
Accounts receivable	(1,806)	(2,280)
Prepaid expenses and other assets	7,925	3,210
Accounts payable and accrued liabilities	(34,579)	4,549
Deferred revenues	30,384	34,212
Net cash provided by operating activities	141,629	150,637
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	718,177	706,244
Purchases of marketable securities	(784,090)	(764,268)
Purchases of property and equipment	(11,262)	(17,115)
Other investing activities	34	(3,426)
Net cash used in investing activities	(77,141)	(78,565)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	8,668	8,733
Repurchases of common stock	(145,556)	(142,892)
Excess tax benefit associated with stock-based compensation	—	11,808
Net cash used in financing activities	(136,888)	(122,351)
Effect of exchange rate changes on cash and cash equivalents	230	(1,837)
Net decrease in cash and cash equivalents	(72,170)	(52,116)
Cash and cash equivalents at beginning of period	339,223	130,736
Cash and cash equivalents at end of period	$267,053	$78,620
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$20,209	$20,393
Cash paid for income taxes, net of refunds received	$7,651	$729
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2013 Annual Report on Form 10-K (the “2013 Form 10-K”) filed with the SEC on February 21, 2014.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31,	December 31,
	2014	2013
	(In thousands)
Cash	$81,076	$72,232
Money market funds	190,331	246,492
Time deposits	4,091	3,978
Debt securities issued by the U.S. Treasury	1,450,155	1,409,062
Total	$1,725,653	$1,731,764

Included in Cash and cash equivalents	$267,053	$339,223
Included in Marketable securities	$1,450,155	$1,384,062
Included in Other long-term assets (Restricted cash)	$8,445	$8,479

The fair value of the debt securities held as of March 31, 2014 was $1.5 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of March 31, 2014 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of March 31, 2014:
Assets:
Investments in money market funds	$190,331	$190,331	$—	$—
Debt securities issued by the U.S. Treasury	1,450,155	1,450,155	—	—
Foreign currency forward contracts (1)	90	—	90	—
Total	$1,640,576	$1,640,486	$90	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$23,735	$—	$—	$23,735
Foreign currency forward contracts (2)	216	—	216	—
Total	$23,951	$—	$216	$23,735
As of December 31, 2013:
Assets:
Investments in money market funds	$246,492	$246,492	$—	$—
Debt securities issued by the U.S. Treasury	1,409,062	1,409,062	—	—
Foreign currency forward contracts (1)	141	—	141	—
Total	$1,655,695	$1,655,554	$141	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$29,004	$—	$—	$29,004
Foreign currency forward contracts (2)	131	—	131	—
Total	$29,135	$—	$131	$29,004

(1)	Included in Income tax receivables and other current assets

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of March 31, 2014, the valuation of the contingent interest derivative assumed a volatility rate of approximately 26%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at March 31, 2014. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$29,004	$11,203
Unrealized (gain) loss	(5,269)	6,433
Ending balance	$23,735	$17,636
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2014, the carrying value of these financial instruments approximated their fair value. The fair values of the Company’s Subordinated Convertible Debentures and the senior notes due 2023 (the “Senior Notes”) as of March 31, 2014, are $2.0 billion and $741.1 million, respectively, and are based on available market information from public data sources. These fair value measurements are classified as Level 2.
Note 4. Other Balance Sheet Items
Income Tax Receivables and Other Current Assets
Income tax receivables and other current assets consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Income tax and other receivables	$27,385	$39,884
Prepaid expenses	17,300	13,502
Debt issuance costs	10,672	10,705
Deferred tax assets	1,759	1,743
Other	437	449
Total income tax receivables and other current assets	$57,553	$66,283
Income tax and other receivables primarily relates to a federal income tax receivable recognized during the fourth quarter of 2013 in connection with a worthless stock deduction for the Company’s 2013 federal income tax return as discussed in Note 13, “Income Taxes,” of our 2013 Form 10-K.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Accounts payable	$22,688	$24,843
Accrued employee compensation	29,296	49,974
Customer deposits, net	21,610	20,869
Income taxes payable and other tax liabilities	8,752	19,853
Other accrued liabilities	26,648	33,737
Total accounts payable and accrued liabilities	$108,994	$149,276
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2013, was paid during the three months ended March 31, 2014. Income taxes payable as of December 31, 2013, included approximately $11.2 million of non-U.S. income tax liabilities that were paid during the first quarter of 2014. Other accrued liabilities include miscellaneous vendor payables, interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15, and interest on the Senior Notes which is paid semi-annually in arrears on May 1 and November 1.

Note 5. Stockholders’ Deficit
On January 31, 2014, the Company’s Board of Directors authorized the repurchase of up to $527.6 million of common stock, in addition to the $472.4 million of its common stock remaining available for repurchase under the previous 2013 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of its common stock (collectively, the “2014 Share Buyback Program”). The 2014 Share Buyback Program has no expiration date. Purchases made under the 2014 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2014 the Company repurchased 2.4 million shares of its common stock at an average stock price of $54.39 for an aggregate cost of $131.7 million. As of March 31, 2014, $868.3 million remained available for further repurchases under the 2014 Share Buyback Program.
During the three months ended March 31, 2014, the Company placed 0.3 million shares, at an average stock price of $55.16 and for an aggregate cost of $13.9 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 189.3 million shares of its common stock for an aggregate cost of $6.1 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Net Income per Share
The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to dilutive potential common shares, including the conversion spread relating to the Subordinated Convertible Debentures, unvested RSUs, outstanding stock options, and employee stock purchases, using the treasury stock method. The following table presents the weighted-average number of shares used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Weighted-average shares of common stock outstanding	133,417	152,543
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	14,286	7,904
Unvested RSUs	817	787
Stock options	37	104
Employee stock purchase plan	43	8
Shares used to compute diluted net income per share	148,600	161,346
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Weighted-average RSUs outstanding	19	301
Employee stock purchase plan	90	86
Performance based RSUs granted by the Company are excluded from the above calculation of diluted weighted average shares outstanding until the relevant performance criteria are achieved. There were less than 0.3 million such shares excluded from the calculation for each of the periods presented.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenues	$1,598	$1,540
Sales and marketing	1,848	1,487
Research and development	1,872	1,895
General and administrative	4,675	2,672
Total stock-based compensation expense	$9,993	$7,594
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
RSUs	$7,715	$6,449
Performance-based RSUs	1,868	72
Employee stock purchase plan	1,040	1,707
Stock options	—	83
Capitalization (Included in Property and equipment, net)	(630)	(717)
Total stock-based compensation expense	$9,993	$7,594
Note 8. Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on Senior Notes	8,672	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,282	2,101
Credit facility and amortization of debt issuance costs	491	607
Interest capitalized to Property and equipment, net	(216)	(268)
Total interest expense	$21,385	$12,596
Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$5,269	$(6,433)
Interest income	316	643
Other, net	931	13
Total non-operating income (loss), net	$6,516	$(5,777)
Unrealized loss on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that results primarily from changes in the Company’s stock price. Interest income is earned principally from the Company’s surplus cash balances and marketable securities.

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Income tax expense	$30,293	$30,378
Effective tax rate	24%	26%
The effective tax rate for the three months ended March 31, 2014 and 2013 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.
In the three months ended March 31, 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, Or a Tax Credit Carryforward Exists.” This ASU generally requires that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. As a result of the adoption of this ASU, approximately $36.9 million of unrecognized tax benefits, which had previously been included in Other long-term tax liabilities, have been reclassified on the Condensed Consolidated Balance Sheet to offset the carryforwards that are available to settle the liabilities as of March 31, 2014.
Long-term deferred tax assets as of March 31, 2014 reflects the reclassification of unrecognized tax benefits and the allocation of valuation allowances between current and long-term deferred tax assets. Current deferred tax liabilities as of March 31, 2014 reflects the use of a portion of U.S. federal net operating losses during the first quarter of 2014, an increase in the deferred tax liability related to the Subordinated Convertible Debentures, the reclassification of unrecognized tax benefits and the allocation of valuation allowances between current and long-term deferred tax assets.
Note 11. Contingencies
Legal Proceedings
Verisign is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion, will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2014 and our 2013 Form 10-K, which was filed on February 21, 2014, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of TLD’s that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). Our product suite also includes Network Intelligence and Availability (“NIA Services”) consisting of DDoS Protection Services, iDefense and Managed DNS. We have one reportable segment consisting of Registry Services and NIA Services. As of March 31, 2014, we had approximately 128.5 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names has been hindered by certain factors, including changes to the marketing strategies of certain registrars, overall economic conditions and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $248.8 million during the three months ended March 31, 2014. This represents an increase of 5% as compared to the same period in 2013.

•	We recorded operating income of $139.6 million during the three months ended March 31, 2014. This represents an increase of 5% as compared to the same period last year.

•
We added 1.28 million net new names during the first quarter, ending with 128.5 million active domain names in the zone for .com and .net, which represents a 4% increase over the zone at the end of the first quarter in 2013.

•	In the first quarter, we processed 8.6 million new domain name registrations for .com and .net as compared to 8.8 million for the same period in 2013.

•
The final .com and .net renewal rate for the fourth quarter of 2013 was 72.2% compared with 72.9% for the same quarter in 2012. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
On January 31, 2014, our Board of Directors authorized the repurchase of up to $527.6 million of common stock, in addition to the $472.4 million of our common stock remaining available for repurchase under the previous 2013 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of its common stock.

•
During the three months ended March 31, 2014, we repurchased 2.4 million shares of our common stock under the 2014 Share Buyback Program for $131.7 million. As of March 31, 2014, $868.3 million remained available for further repurchases under the 2014 Share Buyback Program.

•	Through April 23, 2014, we repurchased an additional 0.7 million shares for $35.2 million under the 2014 Share Buyback Program.

•	We generated cash flows from operating activities of $141.6 million during the three months ended March 31, 2014, a decrease of 6% as compared to the same period last year.

•	Effective February 1, 2014, the domain name registration fees for the .net TLD increased from $5.62 to $6.18, per our agreement with ICANN.
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
http://www.verisigninc.com
http://blogs.verisigninc.com
The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2014	2013
Revenues	100%	100%
Costs and expenses:
Cost of revenues	19	20
Sales and marketing	8	8
Research and development	8	8
General and administrative	9	8
Total costs and expenses	44	44
Operating income	56	56
Interest expense	(9)	(5)
Non-operating income (loss), net	3	(2)
Income before income taxes	50	49
Income tax expense	(12)	(13)
Net income	38%	36%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. We increased our .net domain name registration fees from $5.11 to $5.62 on July 1, 2013 and from $5.62 to $6.18 on February 1, 2014. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The price of .com domain names is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Revenues	$248,796	5%	$236,447
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	March 31, 2014	% Change	March 31, 2013
Active domain names ending in .com and .net	128.5 million	4%	123.1 million

Revenues increased by $12.3 million during the three months ended March 31, 2014, as compared to the same period last year, primarily due to an increase of $11.8 million in revenues from the operation of the registries for the .com and .net TLDs. The increase in revenues from the operation of the registries for the .com and .net TLDs is primarily due to a 4% increase in the number of domain names ending in .com and .net and an increase in the .net domain name registration fees in July 2013 and February 2014.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. However, ongoing economic uncertainty and changing marketing strategies by certain registrars has limited the rate of growth of the domain name base. Further, according to published reports, Google periodically makes changes to its search algorithms, which may decrease traffic to certain websites, and pay-per-click advertising policies, which may provide less compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes had a negative effect on the first time renewal rate for registrations in recent years.
We expect to see continued growth in the number of active domain names during the remainder of 2014 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce. We believe certain registrars made changes to their marketing strategies and offered fewer discount programs for domain name registrations during the three months ended March 31, 2014 and may continue to do so in the future. We believe these marketing changes by registrars along with overall economic conditions may limit growth in the number of active domain names during 2014. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2014 as compared to fiscal 2013 as a result of continued growth in the number of active domain names ending in .com and .net and increases in the .net domain name registration fees in July 2013 and February 2014.

Geographic revenues
We generate revenues in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
U.S.	151,761	7%	$142,147
EMEA	45,149	13%	40,001
APAC	32,194	(4)%	33,659
Other	19,692	(5)%	20,640
Total revenues	$248,796		$236,447
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. These changes are reflected in the revenue growth in EMEA and the decline in revenue in APAC.
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Cost of revenues	$48,026	2%	$47,254
Cost of revenues remained consistent during the three months ended March 31, 2014, as compared to the same period last year.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2014 compared to the three months ended March 31, 2014.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Sales and marketing	$20,289	12%	$18,104
Sales and marketing expenses increased during the three months ended March 31, 2014, as compared to the same period last year, primarily due to a $2.8 million increase in consulting and advertising expenses resulting from an increase in product marketing initiatives promoting Registry and NIA services and an increase in corporate marketing expenses.

We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2014 compared to the three months ended March 31, 2014 as the volume of marketing initiatives increases. We expect sales and marketing expenses as a percent of revenues for full year 2014 to be at comparable levels to 2013.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Research and development	$18,439	1%	$18,176
Research and development expenses remained consistent during the three months ended March 31, 2014, as compared to the same period last year.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the three months ended March 31, 2014.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
General and administrative	$22,457	14%	$19,649
General and administrative expenses increased during the three months ended March 31, 2014, as compared to the same period last year, primarily due to $2.0 million increase in stock-based compensation expenses due to higher expected attainment levels for performance-based RSUs granted in 2013 and a decrease in expense recognized during the three months ended March 31, 2013 as a result of lower actual attainment level for performance-based RSUs granted in 2012.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the three months ended March 31, 2014.

Interest expense
The following table presents the components of Interest expense:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on Senior Notes	8,672	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,282	2,101
Credit facility and amortization of debt issuance costs	491	607
Interest capitalized to Property and equipment, net	(216)	(268)
Total interest expense	$21,385	$12,596
Contractual interest on the Senior Notes during the three months ended March 31, 2014 is the result of the issuance of the Senior Notes in April 2013. We expect interest expense to remain consistent during each of the remaining quarters of 2014 as compared to the three months ended March 31, 2014.
Non-operating income (loss), net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$5,269	$(6,433)
Interest income	316	643
Other, net	931	13
Total non-operating income (loss), net	$6,516	$(5,777)
Unrealized gain (loss) on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that results primarily from changes in our stock price. Interest income is earned principally from our surplus cash balances and marketable securities.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Income tax expense	$30,293	$30,378
Effective tax rate	24%	26%
The effective tax rate for the three months ended March 31, 2014 and 2013 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.

Liquidity and Capital Resources

	March 31,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$267,053	$339,223
Marketable securities	1,450,155	1,384,062
Total	$1,717,208	$1,723,285
As of March 31, 2014, our principal source of liquidity was $267.1 million of cash and cash equivalents and $1.5 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds. As of March 31, 2014, all of our marketable securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of March 31, 2014, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.5 billion. During the second quarter of 2014, we expect to complete the repatriation of approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction, which was recognized in the fourth quarter of 2013, to offset the taxable income generated in the U.S. as a result of the repatriation. The repatriation amount is expected to utilize substantially all of the projected available distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. For any funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., our intent remains to indefinitely reinvest those funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for such funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of March 31, 2014, we had $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. The Senior Notes are scheduled to mature in May 2023. We also continue to maintain our unsecured revolving credit facility which has a borrowing capacity of $200.0 million. There were no borrowings outstanding under the credit facility as of March 31, 2014.
As of March 31, 2014, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock continued to exceed the Conversion Price Threshold Trigger, currently $44.68, during the first quarter of 2014. Accordingly, the Subordinated Convertible Debentures are convertible at the option of the holder through June 30, 2014. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
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

In summary, our cash flows for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$141,629	$150,637
Net cash used in investing activities	(77,141)	(78,565)
Net cash used in financing activities	(136,888)	(122,351)
Effect of exchange rate changes on cash and cash equivalents	230	(1,837)
Net decrease in cash and cash equivalents	$(72,170)	$(52,116)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the three months ended March 31, 2014 primarily due to an increase in income tax payments made during the first quarter of 2014 which related primarily to certain non-US jurisdictions. An increase in cash paid to employees and vendors was offset by an increase in cash received from customers. Payments to employees increased primarily due to an increase in payments made during the first quarter of 2014 for 2013 annual bonuses. Cash received from customers increased primarily due to an increase in the number of renewed domain name registrations during the three months ended March 31, 2014, and the increases in the .net domain name registration fees in July 2013 and February 2014.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash used in investing activities decreased during the three months ended March 31, 2014, due to a decrease in purchases of property and equipment and an increase in proceeds from maturities and sales of marketable securities, partially offset by an increase in purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.
Net cash used in financing activities increased during the three months ended March 31, 2014 primarily due to a decrease in realized excess tax benefits from exercises of stock options and vesting of RSUs, partially offset by an increase in the amount of share repurchases, compared to the same period of the prior year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

•
any changes to the scope and success of marketing efforts by third-party registrars or their resellers in the case of our Registry Services business, and by our sales channels, including resellers, referrers and OEMs, in the case of our NIA Services business;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of the removal of the right to increase prices for .com domain names in four of six years up to seven percent, as was permitted under the 2006 .com Registry Agreement;

•	the impact of decisions by distributors to offer competing or replacement products, including ccTLDs and new gTLDs, or modify or cease their marketing practices, including with respect to new gTLDs;

•	the impact of ICANN’s Registry Agreement for new gTLDs, which requires the distribution of new gTLDs only through registrars who have executed the new RAA;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	the introduction of new gTLDs, which could cause security, stability and resiliency problems that could substantially and permanently harm our business;

•	in the case of our NIA Services business, the long sales cycles for some of our services and the timing and execution of individual customer contracts;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

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
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, conflicts in Europe, currency fluctuations, potential fallout from the disclosures related to the U.S. Internet and communications surveillance and the uncertainties of the U.S. economic environment. For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future. More generally, the economic, social and political environment has or may negatively impact, among other things:

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
The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in Internet user behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our ability to develop new products, services or other offerings;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our current or new customers, of new products and services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events, armed conflict and currency fluctuations;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors;

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions; and

•	the successful introduction and compliance with consensus policies as they pertain to thick WHOIS and privacy issues for personally identifiable information of .com and .net registrants.
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

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The Affirmation of Commitments (the “AOC”) established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to Verisign; and

•
the AOC could be terminated and replaced with a different agreement between ICANN and some other authority which may establish other review panels or review procedures that may be unfavorable to Verisign.

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
As of March 31, 2014, we had 132, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
We administer and operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Under the Cooperative Agreement with the National Telecommunications and Information Administration (“NTIA”) of the DOC, we play a supporting role in the Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself and periodically distribute it to all root zone server operators.
Under its new gTLD program, ICANN intends to recommend for delegation into the root zone up to 1,400 new gTLDs potentially within a compressed timeframe. On October 23, 2013, NTIA began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new gTLDs cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or if the third parties routing Internet communications present inconsistent data for these new gTLDs, or other aspects of the global DNS or other relying parties are negatively impacted as a result of unaddressed domain name collisions.

On March 14, 2014, the National Telecommunications and Information Administration announced its intent to transition key internet domain name functions potentially impacting our Root Zone Maintainer function.
On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. It is uncertain whether the transition of oversight of the IANA function will affect our role as Root Zone Maintainer. Although our Root Zone Maintainer function is separate from our Registry Services business, and the NTIA announcement does not affect Verisign's operation of the .com and .net registries, there can be no assurance that the transition will not negatively impact our business.
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
Many Internet merchants are not currently required to collect sales taxes in respect of shipments of goods into states where they lack physical presence. However, state tax laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce.  Several states have enacted “affiliate nexus” laws which require online retailers without a physical presence in the state to begin collecting sales taxes if a significant number of local sales are generated by brick and mortar affiliates operating in the state.  In addition, it is possible that national legislation may be enacted requiring online retailers with greater than $1 million in sales in a state, but without any physical presence in the state, to begin collecting sales taxes.  This federal legislation, the Marketplace Fairness Act of 2013 (S. 743), passed the Senate in 2013 and is currently before the House Judiciary Committee.  The enactment of any such state or federal laws may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root zone file or the supporting cryptographic and other operational infrastructure that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could create potential liability and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers and TLD name servers that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as first disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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
In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses, including patents related to software and business methods, are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.
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
As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2013 Form 10-K, we expect to claim a worthless stock deduction on our 2013 federal income tax return and have recorded, during the fourth quarter of 2013, an income tax benefit of $375.3 million, net of valuation allowances and accrual for uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.
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
As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2013 Form 10-K, during the second quarter of 2014, we expect to complete the repatriation of approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the intended repatriation. The repatriation amount utilizes substantially all of the projected available distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. Deferred income taxes are not provided for any funds remaining in the foreign subsidiaries after the intended repatriation because these earnings are intended to be indefinitely reinvested.
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
As of March 31, 2014, we had $1.7 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.5 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
U.S. and most other countries’ trademark laws do not permit the registration of TLDs such as .com and .net as trademarks. Accordingly, Verisign’s ability to prevent other registries from using the .com and .net brand in their marketing materials may be limited.

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
We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, IBM X-Force, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc. (acquired by Akamai Technologies, Inc.), AT&T Inc., Verizon Communications, Inc., Dyn, Inc., Neustar, Inc., OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc., Afilias Limited and Akamai Technologies, Inc.
We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additional competition to our business may arise from the introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs requested by country code managers, resulting in the ongoing delegation of new IDN ccTLDs to the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending up to 1,400 new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We applied for 14 new gTLDs, including 12 IDN gTLDs. We have been invited by ICANN to begin the contracting process for 13 of these new gTLD applications. The remaining application was for a transliteration of “.com” in Traditional Chinese script, which was a variant of a string we applied for in another IDN application, and has been withdrawn at the request of ICANN. Because ICANN had not yet developed a policy to address such variants, ICANN requested that we withdraw one of the variant applications, which we have done. We may continue with this application, or a new one for the same string, once ICANN develops and implements a policy to address variant strings. There is no certainty that we will ultimately obtain any of these new gTLDs.
  ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. Even if we are successful in obtaining one or more of these new gTLDs, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the gTLDs we have applied for face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 200 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to the same factors discussed above in connection with our gTLD applications. We also cannot guarantee that we will ultimately provide back-end registry services for such amount of new gTLDs. ICANN’s Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new RAA. If registrars do not execute the new RAA, our ability to provide back-end services would be reduced, negatively impacting the sale of our back-end services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs.

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
As of March 31, 2014, we had one billion authorized common shares, of which 132.0 million shares were outstanding. In addition, of our authorized common shares, 15.3 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our Senior Notes, we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of March 31, 2014, we had no borrowings under the Unsecured Credit Facility.
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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
As of March 31, 2014, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $1.5 billion. As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2013 Form 10-K, during the second quarter of 2014, we expect to complete the repatriation of approximately $700.0 million to $800.0 million of cash held by foreign subsidiaries. For any funds remaining in the foreign subsidiaries after the intended repatriation that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2014	—	$—	—	$1.0	billion
February 1 – 28, 2014	926	$54.85	926	$949.2	million
March 1 – 31, 2014	1,495	$54.10	1,495	$868.3	million
	2,421		2,421
(1) On January 31, 2014, our Board of Directors authorized the repurchase of up to $527.6 million of our common stock, in addition to the $472.4 million of our common stock remaining available for repurchase under the 2013 Share Buyback Program, for a total repurchase authorization of up to $1.0 billion of our common stock (collectively “the 2014 Share Buyback Program”). The 2014 Share Buyback Program has no expiration date. Purchases made under the 2014 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.01	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates a management contract or compensatory plan or arrangement
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

Date: April 24, 2014	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 24, 2014	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer