Form 10-Q
period 2014-06-30
VERISIGN INC/CA
filed 2014-07-24
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 18, 2014
Common stock, $.001 par value	125,020,600

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$237,361	$339,223
Marketable securities	1,308,110	1,384,062
Accounts receivable, net	13,810	13,631
Income taxes receivable and other current assets	37,762	66,283
Total current assets	1,597,043	1,803,199
Property and equipment, net	323,782	339,653
Goodwill	52,527	52,527
Long-term deferred tax assets	322,596	437,643
Other long-term assets	26,686	27,745
Total long-term assets	725,591	857,568
Total assets	$2,322,634	$2,660,767
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$129,516	$149,276
Deferred revenues	623,860	595,221
Subordinated convertible debentures, including contingent interest derivative	618,136	624,056
Deferred tax liabilities	471,558	660,633
Total current liabilities	1,843,070	2,029,186
Long-term deferred revenues	266,591	260,615
Senior notes	750,000	750,000
Other long-term tax liabilities	95,825	44,524
Total long-term liabilities	1,112,416	1,055,139
Total liabilities	2,955,486	3,084,325
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 321,373 at June 30, 2014 and 320,358 at December 31, 2013; Outstanding shares: 125,993 at June 30, 2014 and 133,724 at December 31, 2013	321	320
Additional paid-in capital	18,531,430	18,935,302
Accumulated deficit	(19,161,496)	(19,356,095)
Accumulated other comprehensive loss	(3,107)	(3,085)
Total stockholders’ deficit	(632,852)	(423,558)
Total liabilities and stockholders’ deficit	$2,322,634	$2,660,767
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$250,382	$239,332	$499,178	$475,779
Costs and expenses:
Cost of revenues	45,989	46,630	94,015	93,884
Sales and marketing	23,651	23,269	43,940	41,373
Research and development	15,694	16,899	34,133	35,075
General and administrative	21,927	20,453	44,384	40,102
Total costs and expenses	107,261	107,251	216,472	210,434
Operating income	143,121	132,081	282,706	265,345
Interest expense	(21,490)	(19,809)	(42,875)	(32,405)
Non-operating income, net	4,994	6,161	11,510	384
Income before income taxes	126,625	118,433	251,341	233,324
Income tax expense	(26,449)	(31,543)	(56,742)	(61,921)
Net income	100,176	86,890	194,599	171,403
Unrealized loss on investments, net of tax	(33)	(159)	(25)	(426)
Realized (gain) loss on investments, net of tax, included in net income	(2)	(2,459)	3	(2,479)
Other comprehensive loss	(35)	(2,618)	(22)	(2,905)
Comprehensive income	$100,141	$84,272	$194,577	$168,498

Income per share:
Basic	$0.77	$0.58	$1.48	$1.14
Diluted	$0.71	$0.55	$1.34	$1.07
Shares used to compute net income per share
Basic	129,350	148,576	131,372	150,549
Diluted	141,142	158,641	144,861	159,982
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$194,599	$171,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	32,115	30,526
Stock-based compensation	19,365	16,429
Excess tax benefit associated with stock-based compensation	(15,309)	(17,642)
Deferred income taxes	(22,613)	16,055
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(10,515)	4,437
Other, net	5,169	5,627
Changes in operating assets and liabilities
Accounts receivable	(233)	(2,263)
Income taxes receivable and other assets	26,414	(991)
Accounts payable and accrued liabilities	(869)	30,090
Deferred revenues	34,615	43,802
Net cash provided by operating activities	262,738	297,473
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,118,861	1,564,459
Purchases of marketable securities	(2,042,657)	(1,557,724)
Purchases of property and equipment	(18,747)	(37,550)
Other investing activities	74	(3,221)
Net cash provided by (used in) investing activities	57,531	(34,036)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	8,970	9,396
Repurchases of common stock	(446,676)	(478,148)
Repayment of borrowings	—	(100,000)
Proceeds from Senior Notes, net of issuance costs	—	738,731
Excess tax benefit associated with stock-based compensation	15,309	17,642
Net cash (used in) provided by financing activities	(422,397)	187,621
Effect of exchange rate changes on cash and cash equivalents	266	(3,493)
Net (decrease) increase in cash and cash equivalents	(101,862)	447,565
Cash and cash equivalents at beginning of period	339,223	130,736
Cash and cash equivalents at end of period	$237,361	$578,301
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$37,507	$20,495
Cash paid for income taxes, net of refunds received	$34,464	$17,531
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
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30,	December 31,
	2014	2013
	(In thousands)
Cash	$73,656	$72,232
Money market funds	168,508	246,492
Time deposits	3,602	3,978
Debt securities issued by the U.S. Treasury	1,308,110	1,409,062
Total	$1,553,876	$1,731,764

Included in Cash and cash equivalents	$237,361	$339,223
Included in Marketable securities	$1,308,110	$1,384,062
Included in Other long-term assets (Restricted cash)	$8,405	$8,479

The fair value of the debt securities held as of June 30, 2014 was $1.3 billion, including less than $0.1 million of gross and net unrealized losses. All of the debt securities held as of June 30, 2014 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of June 30, 2014:
Assets:
Investments in money market funds	$168,508	$168,508	$—	$—
Debt securities issued by the U.S. Treasury	1,308,110	1,308,110	—	—
Foreign currency forward contracts (1)	124	—	124	—
Total	$1,476,742	$1,476,618	$124	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$18,489	$—	$—	$18,489
Foreign currency forward contracts (2)	100	—	100	—
Total	$18,589	$—	$100	$18,489
As of December 31, 2013:
Assets:
Investments in money market funds	$246,492	$246,492	$—	$—
Debt securities issued by the U.S. Treasury	1,409,062	1,409,062	—	—
Foreign currency forward contracts (1)	141	—	141	—
Total	$1,655,695	$1,655,554	$141	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$29,004	$—	$—	$29,004
Foreign currency forward contracts (2)	131	—	131	—
Total	$29,135	$—	$131	$29,004

(1)	Included in Income taxes receivable and other current assets

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of June 30, 2014, the valuation of the contingent interest derivative assumed a volatility rate of approximately 25%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at June 30, 2014. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$23,735	$17,636	$29,004	$11,203
Unrealized (gain) loss	(5,246)	(1,996)	(10,515)	4,437
Ending balance	$18,489	$15,640	$18,489	$15,640
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2014, the carrying value of these financial instruments approximated their fair value. The fair values of the Company’s Subordinated Convertible Debentures and the senior notes due 2023 (the “Senior Notes”) as of June 30, 2014, are $1.9 billion and $743.5 million, respectively, and are based on available market information from public data sources. These fair value measurements are classified as Level 2.
Note 4. Other Balance Sheet Items
Income Taxes Receivable and Other Current Assets
Income taxes receivable and other current assets consist of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Income tax and other receivables	$9,500	$39,884
Prepaid expenses	16,889	13,502
Debt issuance costs	10,639	10,705
Deferred tax assets	262	1,743
Other	472	449
Total income taxes receivable and other current assets	$37,762	$66,283
Income tax and other receivables primarily relates to a federal income tax receivable recognized during the fourth quarter of 2013 in connection with a worthless stock deduction for the Company’s 2013 federal income tax return as discussed in Note 13, “Income Taxes,” of our 2013 Form 10-K.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Accounts payable	$26,051	$24,843
Accrued employee compensation	33,390	49,974
Customer deposits	22,457	20,869
Income taxes payable and other tax liabilities	19,803	19,853
Other accrued liabilities	27,815	33,737
Total accounts payable and accrued liabilities	$129,516	$149,276
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2013, was paid during the six months ended June 30, 2014. Other accrued liabilities include miscellaneous vendor payables, interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15, and interest on the Senior Notes which is paid semi-annually in arrears on May 1 and November 1.

Note 5. Stockholders’ Deficit
On January 31, 2014, the Company’s Board of Directors authorized the repurchase of up to $527.6 million of common stock, in addition to the $472.4 million remaining available for repurchases of common stock under the previous share buyback program for a total repurchase authorization of up to $1.0 billion of its common stock. The share buyback program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2014 the Company repurchased 6.0 million and 8.5 million shares of its common stock, respectively, at an average stock price of $49.58 and $50.95, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2014 was $300.0 million and $431.6 million, respectively. On July 23, 2014, the Board of Directors approved an additional authorization for share repurchases of approximately $490.6 million of common stock, which brings the total amount to $1.0 billion authorized and available under the Company’s share buyback program.
During the six months ended June 30, 2014, the Company placed 0.3 million shares, at an average stock price of $54.68 and for an aggregate cost of $15.1 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 195.4 million shares of its common stock for an aggregate cost of $6.4 billion, which is presented as a reduction of Additional paid-in capital.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted-average shares of common stock outstanding	129,350	148,576	131,372	150,549
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	11,291	9,391	12,788	8,647
Unvested RSUs	462	536	640	661
Stock options	26	98	33	101
Employee stock purchase plan	13	40	28	24
Shares used to compute diluted net income per share	141,142	158,641	144,861	159,982
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted-average RSUs outstanding	621	1	320	151
Employee stock purchase plan	432	54	261	70
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$1,532	$1,575	$3,130	$3,115
Sales and marketing	1,820	1,727	3,668	3,214
Research and development	1,639	1,745	3,511	3,640
General and administrative	4,381	3,788	9,056	6,460
Total stock-based compensation expense	$9,372	$8,835	$19,365	$16,429
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
RSUs	$7,066	$7,094	$14,781	$13,543
Performance-based RSUs	2,030	1,075	3,898	1,147
Employee stock purchase plan	1,038	1,425	2,078	3,132
Stock options	—	97	—	180
Capitalization (Included in Property and equipment, net)	(762)	(856)	(1,392)	(1,573)
Total stock-based compensation expense	$9,372	$8,835	$19,365	$16,429
Note 8. Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Senior Notes	8,672	7,227	17,344	7,227
Amortization of debt discount on the Subordinated Convertible Debentures	2,329	2,145	4,611	4,246
Credit facility and amortization of debt issuance costs	494	574	985	1,181
Interest capitalized to Property and equipment, net	(161)	(293)	(377)	(561)
Total interest expense	$21,490	$19,809	$42,875	$32,405

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$5,246	$1,996	$10,515	$(4,437)
Interest income	195	620	511	1,263
Other, net	(447)	3,545	484	3,558
Total non-operating income, net	$4,994	$6,161	$11,510	$384
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price. Interest income is earned principally from the Company’s surplus cash balances and marketable securities. Other, net includes a $3.0 million gain on the sale of an investment in the equity securities of a public company for the three and six months ended June 30, 2013.
Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income tax expense	$26,449	$31,543	$56,742	$61,921
Effective tax rate	21%	27%	23%	27%
The effective tax rate for the three and six months ended June 30, 2014 and 2013 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.
During the three months ended June 30, 2014, the Company completed the previously disclosed repatriation of $740.9 million of cash held by foreign subsidiaries, net of $28.1 million of foreign withholding taxes which were accrued during 2013. The Company utilized substantially all of the remaining deferred tax asset for net operating loss carryforwards generated from the 2013 worthless stock deduction to offset the income tax resulting from current year income and the repatriation. The repatriation generated foreign source income in the U.S. which allows the Company to claim eligible foreign taxes amounting to $191.8 million paid in the current year and prior years as foreign tax credits instead of as deductions. The benefit from these foreign tax credits was included in the computation of the deferred tax liability on unremitted foreign earnings as of December 31, 2013. The majority of these foreign tax credits will expire in 2024. The Company believes it is more likely than not that it will realize the benefit from these foreign tax credits before they expire, and accordingly has recognized a deferred tax asset as of June 30, 2014. During the three months ended June 30, 2014, the Company recognized a discrete tax benefit of $5.2 million in connection with the completion of the repatriation.
In 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, Or a Tax Credit Carryforward Exists.” This ASU generally requires that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. As noted previously, the Company utilized a substantial portion of the remaining deferred tax asset for net operating loss carryforwards to offset the income tax resulting from current year income and the repatriation, and also recognized a deferred tax asset for foreign tax credits. As a result of the adoption of this ASU, and the utilization of deferred tax asset for net operating loss carryforwards, partially offset by recognized deferred tax asset for foreign tax credits, approximately $51.3 million of unrecognized tax benefits, which had previously been offset against deferred tax assets, have been reclassified to Other long-term tax liabilities as of June 30, 2014.

Long-term deferred tax assets as of June 30, 2014 reflects the recognition of deferred tax asset for foreign tax credits and the effect of the re-allocation of valuation allowances between current and long-term deferred tax assets. Current deferred tax liabilities as of June 30, 2014 reflects the release of the deferred tax liability related to unremitted foreign earnings, as actual tax liability was determined upon the completion of the repatriation, the use of deferred tax asset for net operating loss carryforwards, the recognition of deferred tax asset for foreign tax credits, the reclassification of unrecognized tax benefits, the effect of the re-allocation of valuation allowances between current and long-term deferred tax assets, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures.
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
Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of TLD’s that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). Our product suite also includes Network Intelligence and Availability (“NIA Services”) consisting of DDoS Protection Services, iDefense and Managed DNS. We have one reportable segment consisting of Registry Services and NIA Services. As of June 30, 2014, we had approximately 128.9 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names has been hindered by certain factors, including changes to the marketing strategies of certain registrars, overall economic conditions and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $250.4 million and $499.2 million during the three and six months ended June 30, 2014. This represents an increase of 5% as compared to the same periods in 2013.

•
We recorded operating income of $143.1 million and $282.7 million during the three and six months ended June 30, 2014. This represents an increase of 8% and 7%, respectively, as compared to the same periods in 2013.

•
During the three months ended June 30, 2014, we completed the previously announced repatriation of $740.9 million of cash held by foreign subsidiaries, net of $28.1 million of foreign withholding taxes.

•
We added 0.4 million net new names during the second quarter, ending with 128.9 million active domain names in the zone for .com and .net, which represents a 4% increase over the zone at the end of the second quarter in 2013.

•	During the three months ended June 30, 2014, we processed 8.5 million new domain name registrations for .com and .net as compared to 8.7 million for the same period in 2013.

•
The final .com and .net renewal rate for the first quarter of 2014 was 72.6% compared with 73.2% for the same quarter in 2013. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•	During the three months ended June 30, 2014, we repurchased 6.0 million shares of our common stock under the share buyback program for $300.0 million.

•
Through July 23, 2014, we repurchased an additional 1.2 million shares for $59.0 million under the share buyback program. On July 23, 2014, the Board of Directors approved an additional authorization for share repurchases of approximately $490.6 million of common stock, which brings the total amount to $1.0 billion authorized and available under the share buyback program, which has no expiration.

•	We generated cash flows from operating activities of $262.7 million during the six months ended June 30, 2014, a decrease of 12% as compared to the same period last year.

•	On July 24, 2014, we announced an increase in the annual fee for a .net domain name registration from $6.18 to $6.79, effective February 1, 2015, per our agreement with ICANN.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	18	19	19	20
Sales and marketing	10	10	9	9
Research and development	6	7	7	7
General and administrative	9	9	9	8
Total costs and expenses	43	45	43	44
Operating income	57	55	57	56
Interest expense	(9)	(8)	(9)	(7)
Non-operating income, net	2	3	2	—
Income before income taxes	50	50	50	49
Income tax expense	(11)	(14)	(11)	(13)
Net income	40%	36%	39%	36%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.11 to $5.62 on July 1, 2013 and from $5.62 to $6.18 on February 1, 2014. On July 24, 2014, we announced an increase in the annual fee for a.net domain name registration from $6.18 to $6.79, effective February 1, 2015. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Revenues	$250,382	5%	$239,332	$499,178	5%	$475,779
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	June 30, 2014	% Change	June 30, 2013
Active domain names ending in .com and .net	128.9 million	4%	124.3 million

Revenues increased by $11.1 million during the three months ended June 30, 2014, as compared to the same period last year, primarily due to an increase of $10.9 million in revenues from the operation of the registries for the .com and .net TLDs. Revenues increased by $23.4 million during the six months ended June 30, 2014, as compared to the same period last year, primarily due to an increase of $22.7 million in revenues from the operation of the registries for the .com and .net TLDs. The increase in revenues from the operation of the registries for the .com and .net TLDs is primarily due to a 4% increase in the number of domain names ending in .com and .net and an increase in the .net domain name registration fees in July 2013 and February 2014.
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
We expect to see continued growth in the number of active domain names during the remainder of 2014 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce. We believe certain registrars made changes to their marketing strategies and offered fewer discount programs for domain name registrations during the first half of 2014 and may continue to do so in the future. We believe these marketing changes by registrars along with overall economic conditions may limit growth in the number of active domain names during 2014. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2014 as compared to fiscal 2013 as a result of continued growth in the number of active domain names ending in .com and .net and increases in the .net domain name registration fees in July 2013 and February 2014.
Geographic revenues
We generate revenues in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
U.S.	$153,158	6%	$144,510	$304,919	6%	$286,657
EMEA	45,053	7%	42,103	90,202	10%	82,104
APAC	32,776	1%	32,521	64,970	(2)%	66,180
Other	19,395	(4)%	20,198	39,087	(4)%	40,838
Total revenues	$250,382		$239,332	$499,178		$475,779
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. These factors are reflected in the revenue growth in EMEA and the decline in revenue in certain countries within the APAC and Other regions.
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
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Cost of revenues	$45,989	(1)%	$46,630	$94,015	—%	$93,884
Cost of revenues remained consistent during the three and six months ended June 30, 2014, as compared to the same periods last year.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2014 compared to the six months ended June 30, 2014.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Sales and marketing	$23,651	2%	$23,269	$43,940	6%	$41,373
Sales and marketing expenses remained consistent during the three months ended June 30, 2014, as compared to the same period last year.

Sales and marketing expenses increased during the six months ended June 30, 2014, as compared to the same period last year, primarily due to a $3.3 million increase in consulting and advertising expenses resulting from an increase in product marketing initiatives promoting Registry and NIA services and an increase in corporate marketing expenses.
We expect sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2014 compared to the six months ended June 30, 2014 as the volume of marketing initiatives increases. We expect sales and marketing expenses as a percent of revenues for full year 2014 to be at comparable levels to 2013.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Research and development	$15,694	(7)%	$16,899	$34,133	(3)%	$35,075
Research and development expenses decreased slightly during the three months ended June 30, 2014, as compared to the same period last year, due to decreases in various costs, each of which were not individually significant.
Research and development expenses remained consistent during the six months ended June 30, 2014, as compared to the same period last year.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the six months ended June 30, 2014.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
General and administrative	$21,927	7%	$20,453	$44,384	11%	$40,102
General and administrative expenses increased slightly during the three months ended June 30, 2014, as compared to the same period last year, due to increases in various costs, each of which were not individually significant.
General and administrative expenses increased during the six months ended June 30, 2014, as compared to the same period last year, primarily due to increases in stock-based compensation expenses and contract and professional services expenses. Stock-based compensation expenses increased by $2.6 million primarily due to higher expected attainment levels for performance-based RSUs granted in 2013 and lower expense recognized during the six months ended June 30, 2013 as a result of lower actual attainment level for performance-based RSUs granted in 2012. Contract and professional services increased by $1.5 million due to costs incurred in support of an internal use software product subsequent to being placed into service at the beginning of 2014.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the six months ended June 30, 2014.

Interest expense
The following table presents the components of Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Senior Notes	8,672	7,227	17,344	7,227
Amortization of debt discount on the Subordinated Convertible Debentures	2,329	2,145	4,611	4,246
Credit facility and amortization of debt issuance costs	494	574	985	1,181
Interest capitalized to Property and equipment, net	(161)	(293)	(377)	(561)
Total interest expense	$21,490	$19,809	$42,875	$32,405
The increase in contractual interest on the Senior Notes during the three and six months ended June 30, 2014 is the result of the issuance of the Senior Notes in April 2013. We expect interest expense to remain consistent during the remainder of 2014 as compared to the six months ended June 30, 2014.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$5,246	$1,996	$10,515	$(4,437)
Interest income	195	620	511	1,263
Other, net	(447)	3,545	484	3,558
Total non-operating income, net	$4,994	$6,161	$11,510	$384
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income is earned principally from our surplus cash balances and marketable securities. Other, net includes a $3.0 million gain on the sale of an investment in the equity securities of a public company for the three and six months ended June 30, 2013.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income tax expense	$26,449	$31,543	$56,742	$61,921
Effective tax rate	21%	27%	23%	27%
The effective tax rate for the six months ended June 30, 2014 and 2013 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. During the three months ended June 30, 2014, the Company recognized a discrete tax benefit of $5.2 million in connection with the completion of the repatriation of $740.9 million of cash held by foreign subsidiaries.

Liquidity and Capital Resources

	June 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$237,361	$339,223
Marketable securities	1,308,110	1,384,062
Total	$1,545,471	$1,723,285
As of June 30, 2014, our principal source of liquidity was $237.4 million of cash and cash equivalents and $1.3 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds. As of June 30, 2014, all of our marketable securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the second quarter of 2014, we completed the previously disclosed repatriation of approximately $740.9 million of cash held by foreign subsidiaries, net of foreign withholding taxes of $28.1 million. As of June 30, 2014, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $816.6 million. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. We utilized substantially all of the remaining net operating losses generated from the 2013 worthless stock deduction to offset current year taxable income including the taxable income recognized in the U.S. as a result of the repatriation. The repatriation generated foreign source income in the U.S. which allows the Company to claim eligible foreign taxes amounting to $191.8 million paid in the current year and prior years as foreign tax credits instead of as deductions. The majority of these foreign tax credits will expire in 2024. See “Risk Factors - Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our effective tax rates.”
As of June 30, 2014, we had $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. The Senior Notes are scheduled to mature in May 2023. We also continue to maintain our unsecured revolving credit facility which has a borrowing capacity of $200.0 million. There were no borrowings outstanding under the credit facility as of June 30, 2014.
As of June 30, 2014, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock continued to exceed the Conversion Price Threshold Trigger, currently $44.68, during the second quarter of 2014. Accordingly, the Subordinated Convertible Debentures are convertible at the option of the holder through September 30, 2014. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
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

We derive significant tax savings from the Subordinated Convertible Debentures. During the six months ended June 30, 2014 and 2013, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures was $77.5 million and $72.9 million, respectively, compared to coupon interest of $20.3 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid

(in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the long-term deferred tax liability on our Condensed Consolidated Balance Sheet.
Beginning August 15, 2014, upside contingent interest under our Subordinated Convertible Debentures may start to accrue if the upside trigger is met.  The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period.  If triggered, contingent interest would be payable February 15, 2015 for this initial semi-annual period.  The upside trigger is tested semi-annually for the following six months.  The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.
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
In summary, our cash flows for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$262,738	$297,473
Net cash provided by (used in) investing activities	57,531	(34,036)
Net cash (used in) provided by financing activities	(422,397)	187,621
Effect of exchange rate changes on cash and cash equivalents	266	(3,493)
Net (decrease) increase in cash and cash equivalents	$(101,862)	$447,565
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the six months ended June 30, 2014 primarily due to an increase in interest paid in 2014 resulting from the issuance of the Senior Notes in April 2013 and an increase in income tax payments made during 2014 which related primarily to certain non-US jurisdictions, including the withholding taxes paid related to the repatriation. An increase in cash paid to employees and vendors was offset by an increase in cash received from customers. Payments to employees increased primarily due to an increase in payments made during the first quarter of 2014 for 2013 annual bonuses and an increase in operating expenses in 2014. Cash received from customers increased primarily due to an increase in the number of renewed domain name registrations during the six months ended June 30, 2014, and the increases in the .net domain name registration fees in July 2013 and February 2014.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The change in cash from investing activities during the six months ended June 30, 2014, was due to a decrease in purchases of property and equipment and an increase in proceeds from maturities and sales of marketable securities, partially offset by an increase in purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.
The change in cash from financing activities during the six months ended June 30, 2014 was primarily due to the proceeds from the issuance of the Senior Notes in 2013, partially offset by the repayment of borrowings under our revolving credit facility in 2013 and a decrease in share repurchases in the six months ended June 30, 2014.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Our operating expenses may increase. If an increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from most of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenses, which are expensed in full when incurred.
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
An unstable global economic, social and political environment, including the ongoing hostilities in the Middle East, natural disasters, conflicts in Europe, currency fluctuations, potential fallout from the disclosures related to the U.S. Internet and communications surveillance and the uncertainties of the U.S. economic environment may have a negative impact on demand for our services, our business and our foreign operations. For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future. More generally, the economic, social and political environment has or may negatively impact, among other things:

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

The successful operation of our business depends on numerous factors.
The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in Internet user behavior, Internet platforms, social networks, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our ability to develop new products, services or other offerings;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our current or new customers, of new products and services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events, armed conflict and currency fluctuations;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors;

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions; and

•	the successful introduction and compliance with Consensus Policies as they pertain to thick WHOIS and privacy issues for personally identifiable information of .com and .net registrants.
Substantially all of our revenue is derived from our Registry Services business. Limitations on our ability to raise prices on domain name registrations and any failure to renew key agreements could materially and adversely affect our business, results of operations, financial condition and cash flows.
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
There is also uncertainty of future revenue and profitability and potential fluctuations in quarterly operating results due to the potential increase in expenses and costs coupled with such factors as restrictions on increasing prices due to market conditions, under the .com Registry Agreement and the Cooperative Agreement, or otherwise, or any other changes to pricing terms in these agreements upon renewal.

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

In addition, under the .com, .net and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of a greater than 15% ownership interest in any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition. However, ICANN has established a process whereby these registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in some instances. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, unless prohibited by ICANN as noted above, such vertical integration restrictions do not generally apply to ccTLD operators.
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

•
ICANN is mandated by the Affirmation of Commitments (the “AOC”) by the DOC and ICANN to uphold a “bottom-up” or “multi-stakeholder” Internet governance approach. We believe recent actions by ICANN have signaled a willingness to abandon this model on certain important issues that impact our business and the Internet community.  If ICANN fails to uphold or significantly redefines the multi-stakeholder model, it could harm our business and our relationship with ICANN;

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The AOC established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to Verisign; and

•
the AOC could be terminated and replaced with a different agreement between ICANN and some other authority which may establish other review panels or review procedures that may be unfavorable to Verisign; and

•	some governments are now questioning the ability of ICANN to be accountable with respect to Internet governance and, as a result, may seek a multilateral oversight body as a replacement.
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
As of June 30, 2014, we had 131, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

Governmental regulation and the application of new and existing laws in the U.S. and overseas may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or overseas to the Internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.
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
We administer and operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Under the Cooperative Agreement with the National Telecommunications and Information Administration (“NTIA”) of the DOC, we play a supporting role in the Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself multiple times daily and distribute it to all root server operators.
Under its new gTLD program, ICANN intends to recommend for delegation into the root zone up to 1,400 new gTLDs potentially within a compressed timeframe. On October 23, 2013, NTIA began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new gTLDs cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or other aspects of the global DNS, or other relying parties are negatively impacted as a result of domain name collisions.

Additionally, DNS Security Extensions (“DNSSEC”) enabled in the root zone and at other levels of the DNS require new preventative maintenance functions and operational practices that did not exist prior to the introduction of DNSSEC. Any failure by Verisign or the IANA functions operator to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other Internet users and consumers of the DNS, which could have a material adverse impact on our business.
On March 14, 2014, the National Telecommunications and Information Administration announced its intent to transition key internet domain name functions potentially impacting our Root Zone Maintainer function.
On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. It is uncertain whether the transition of oversight of the IANA function will affect our role as Root Zone Maintainer. Although our Root Zone Maintainer function is separate from our Registry Services business, and the NTIA announcement does not affect Verisign's operation of the .com, .net and .name registries, there can be no assurance that the transition will not negatively impact our business.
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
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites, and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
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
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers, and third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

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
In addition, our Registry Services business and certain of our other services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the Shared Registration System. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past beyond our scope of control. In addition, if these service providers present inconsistent data regarding the DNS, our business could be harmed.
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
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers, the root zone files, TLD name servers and TLD zone files that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
We are frequently subject to large-scale DDoS attacks.
Our networks have been and likely will continue to be subject to DDoS attacks of increasing size and sophistication.  We have adopted mitigation techniques, procedures and strategies to defend against such attacks but there can be no assurance that we will be able to defend against every attack especially as the attacks increase in size and sophistication.  Any successful attack, or partially successful attack, could disrupt our networks, increase response time, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader Internet community. Further, we sell DDoS protection services to NIA Services customers.  Although our contracts with these customers provide that we may prioritize all or part of these services at no liability to us in order to preserve our operational stability, the provision of such services might expose our critical DNS services to temporary degradations or outages caused by very large-scale DDoS attacks against those customers, in addition to any directed specifically against us and our networks.
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
With the introduction of new gTLDs, many of our registrars, based upon their perception of market opportunity, may choose to focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms, and if we are unable to maintain their focus on our products and services or move through them to engage the same registrants, this could harm our business.
New entrants may disrupt the registrar industry, which could have adverse effects on Verisign’s business. This could include, but is not limited to, potential harm to the business models of existing registrars, impairing their ability to engage in promotional activities beneficial to the sale of Verisign domain names.

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

•
special meetings of our stockholders may be called only by the chairman of the board of directors, the president, our Board, or the secretary (acting as a representative of the stockholders) whenever a stockholder or group of stockholders owning at least thirty-five percent (35%) in the aggregate of the capital stock issued, outstanding and entitled to vote, and who held that amount in a net long position continuously for at least one year, so request in writing;

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
We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the projected available distributable capital reserves under applicable foreign statutes, the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If these factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations, financial condition and cash flows. During the second quarter of 2014, we completed the repatriation of approximately $740.9 million of cash held by foreign subsidiaries, net of withholding taxes, in a tax efficient manner by using the tax benefits resulting from the worthless stock deduction to offset the taxable income generated in the U.S. as a result of the repatriation. See “Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our effective tax rates.” The repatriation utilized substantially all of the distributable capital reserves of our foreign subsidiaries under applicable foreign statutes. Deferred income taxes are not provided for any funds remaining in the foreign subsidiaries after the repatriation because these earnings are intended to be indefinitely reinvested. There is no certainty as to whether we can repatriate additional cash held by our foreign subsidiaries in a tax efficient manner.
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
As of June 30, 2014, we had $1.6 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.3 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

•	adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with environmental, health and safety, zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination or notices of violation from federal or state environmental agencies, and the costs associated with fixing any environmental problems or addressing notices of violation; and

•	possible disputes with neighboring owners, tenants, service providers or others.
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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), and the 18 other operational gTLDs delegated before October 23, 2013, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
In addition, on October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN is executing registry agreements with new gTLD applicants, awarding up to 1,400 new gTLDs in an initial round under its new gTLD program, and plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. For additional information about the potential risks presented by these new gTLDs, see “We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
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
We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, IBM X-Force, Secunia ApS, Dell SecureWorks, McAfee, Inc., Akamai Technologies Inc. (including their acquisition of Prolexic Technologies, Inc.), AT&T Inc., Verizon Communications, Inc., Dyn, Inc., Neustar, Inc., OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.
We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additional competition to our business may arise from the introduction of new TLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs requested by country code managers, resulting in the ongoing delegation of new IDN ccTLDs to the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending up to 1,400 new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. Increased competition from these new TLDs could have a material effect on our business, results of operations, financial condition and cash flows. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

We applied for 14 new gTLDs, including 12 IDN gTLDs. We are engaging with ICANN in the contracting process for 13 of these new gTLD applications. The remaining application was for a transliteration of “.com” in Traditional Chinese script, which was a variant of a string we applied for in another IDN application, and has been withdrawn at the request of ICANN. Because ICANN had not yet developed a policy to address such variants, ICANN requested that we withdraw one of the variant applications, which we have done. We may continue with this application, or a new one for the same string, once ICANN develops and implements a policy to address variant strings. There is no certainty that we will ultimately obtain any of these new gTLDs.
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
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 185 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to the same factors discussed above in connection with our gTLD applications. We also cannot guarantee that we will ultimately provide back-end registry services for such amount of new gTLDs. ICANN’s Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the new RAA. If registrars do not execute the new RAA, our ability to provide back-end services would be reduced, negatively impacting the sale of our back-end services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. In addition, we may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs.

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
As of June 30, 2014, we had one billion authorized common shares, of which 126.0 million shares were outstanding. In addition, of our authorized common shares, 15.2 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our Senior Notes, we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of June 30, 2014, we had no borrowings under the Unsecured Credit Facility.

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
As of June 30, 2014, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $816.6 million. During the second quarter of 2014, we completed the repatriation of approximately $740.9 million, net of withholding taxes, of cash held by foreign subsidiaries. For any funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
April 1 – 30, 2014	904	$51.10	904	$822.2	million
May 1 – 31, 2014	3,007	$48.28	3,007	$677.0	million
June 1 – 30, 2014	2,139	$50.76	2,139	$568.4	million
	6,050		6,050
(1) On January 31, 2014, our Board of Directors authorized the repurchase of up to $527.6 million of our common stock, in addition to the $472.4 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(2) On July 23, 2014, the Board of Directors approved an additional authorization for share repurchases of approximately $490.6 million of common stock, which brings the total amount to $1.0 billion authorized and available under our share buyback program, which has no expiration. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

3.01	Fifth Amended and Restated Certificate of Incorporation of VeriSign, Inc.

3.02	Seventh Amended and Restated Bylaws of VeriSign, Inc.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: July 24, 2014	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 24, 2014	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer