Form 10-Q
period 2014-09-30
VERISIGN INC/CA
filed 2014-10-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 17, 2014
Common stock, $.001 par value	121,090,105

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$233,949	$339,223
Marketable securities	1,240,769	1,384,062
Accounts receivable, net	16,081	13,631
Income taxes receivable and other current assets	32,188	66,283
Total current assets	1,522,987	1,803,199
Property and equipment, net	318,808	339,653
Goodwill	52,527	52,527
Long-term deferred tax assets	286,429	437,643
Other long-term assets	26,671	27,745
Total long-term assets	684,435	857,568
Total assets	$2,207,422	$2,660,767
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$133,542	$149,276
Deferred revenues	625,007	595,221
Subordinated convertible debentures, including contingent interest derivative	627,068	624,056
Deferred tax liabilities	463,649	660,633
Total current liabilities	1,849,266	2,029,186
Long-term deferred revenues	268,066	260,615
Senior notes	750,000	750,000
Other long-term tax liabilities	88,844	44,524
Total long-term liabilities	1,106,910	1,055,139
Total liabilities	2,956,176	3,084,325
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 321,608 at September 30, 2014 and 320,358 at December 31, 2013; Outstanding shares: 122,026 at September 30, 2014 and 133,724 at December 31, 2013	322	320
Additional paid-in capital	18,320,280	18,935,302
Accumulated deficit	(19,066,307)	(19,356,095)
Accumulated other comprehensive loss	(3,049)	(3,085)
Total stockholders’ deficit	(748,754)	(423,558)
Total liabilities and stockholders’ deficit	$2,207,422	$2,660,767

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$255,022	$243,678	$754,200	$719,457
Costs and expenses:
Cost of revenues	46,933	46,554	140,948	140,438
Sales and marketing	24,304	22,900	68,244	64,273
Research and development	16,320	17,456	50,453	52,531
General and administrative	27,965	24,055	72,349	64,157
Total costs and expenses	115,522	110,965	331,994	321,399
Operating income	139,500	132,713	422,206	398,058
Interest expense	(21,533)	(21,119)	(64,408)	(53,524)
Non-operating (loss) income, net	(6,473)	(4,592)	5,037	(4,208)
Income before income taxes	111,494	107,002	362,835	340,326
Income tax expense	(16,305)	(26,104)	(73,047)	(88,025)
Net income	95,189	80,898	289,788	252,301
Unrealized gain (loss) on investments, net of tax	59	85	34	(341)
Realized (gain) loss on investments, net of tax, included in net income	(1)	1	2	(2,478)
Other comprehensive income (loss)	58	86	36	(2,819)
Comprehensive income	$95,247	$80,984	$289,824	$249,482

Income per share:
Basic	$0.77	$0.57	$2.25	$1.71
Diluted	$0.69	$0.53	$2.03	$1.60
Shares used to compute net income per share
Basic	124,109	141,701	128,924	147,567
Diluted	138,112	152,951	142,584	157,606
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$289,788	$252,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	47,924	45,415
Stock-based compensation	34,281	27,006
Excess tax benefit associated with stock-based compensation	(8,566)	(30,095)
Deferred income taxes	(1,331)	29,000
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(3,953)	9,723
Other, net	8,837	7,854
Changes in operating assets and liabilities
Accounts receivable	(2,550)	(3,525)
Income taxes receivable and other assets	31,349	1,679
Accounts payable and accrued liabilities	(2,540)	47,185
Deferred revenues	37,237	45,414
Net cash provided by operating activities	430,476	431,957
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,425,259	2,253,776
Purchases of marketable securities	(2,281,523)	(2,516,714)
Purchases of property and equipment	(30,058)	(50,201)
Other investing activities	351	(3,946)
Net cash provided by (used in) investing activities	114,029	(317,085)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	15,816	16,661
Repurchases of common stock	(673,540)	(810,067)
Repayment of borrowings	—	(100,000)
Proceeds from Senior Notes, net of issuance costs	—	738,297
Excess tax benefit associated with stock-based compensation	8,566	30,095
Net cash used in financing activities	(649,158)	(125,014)
Effect of exchange rate changes on cash and cash equivalents	(621)	(3,003)
Net decrease in cash and cash equivalents	(105,274)	(13,145)
Cash and cash equivalents at beginning of period	339,223	130,736
Cash and cash equivalents at end of period	$233,949	$117,591
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$57,767	$40,435
Cash paid for income taxes, net of refunds received	$34,937	$17,055
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

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30,	December 31,
	2014	2013
	(In thousands)
Cash	$68,413	$72,232
Money market funds	161,942	246,492
Time deposits	3,522	3,978
Debt securities issued by the U.S. Treasury	1,248,969	1,409,062
Total	$1,482,846	$1,731,764

Included in Cash and cash equivalents	$233,949	$339,223
Included in Marketable securities	$1,240,769	$1,384,062
Included in Other long-term assets (Restricted cash)	$8,128	$8,479

The fair value of the debt securities held as of September 30, 2014 was $1.2 billion, including less than $0.1 million of gross and net unrealized losses. All of the debt securities held as of September 30, 2014 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of September 30, 2014:
Assets:
Investments in money market funds	$161,942	$161,942	$—	$—
Debt securities issued by the U.S. Treasury	1,248,969	1,248,969	—	—
Foreign currency forward contracts (1)	229	—	229	—
Total	$1,411,140	$1,410,911	$229	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$25,051	$—	$—	$25,051
Foreign currency forward contracts (2)	333	—	333	—
Total	$25,384	$—	$333	$25,051
As of December 31, 2013:
Assets:
Investments in money market funds	$246,492	$246,492	$—	$—
Debt securities issued by the U.S. Treasury	1,409,062	1,409,062	—	—
Foreign currency forward contracts (1)	141	—	141	—
Total	$1,655,695	$1,655,554	$141	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$29,004	$—	$—	$29,004
Foreign currency forward contracts (2)	131	—	131	—
Total	$29,135	$—	$131	$29,004

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of September 30, 2014, the valuation of the contingent interest derivative assumed a volatility rate of approximately 32%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at September 30, 2014. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$18,489	$15,640	$29,004	$11,203
Unrealized loss (gain)	6,562	5,286	(3,953)	9,723
Ending balance	$25,051	$20,926	$25,051	$20,926

On August 14, 2014, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2014 through February 14, 2015. On February 15, 2015, the Company will pay contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. The value of the contingent interest payable in February 2015 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of September 30, 2014.
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2014, the carrying value of these financial instruments approximated their fair value. The fair values of the Company’s Subordinated Convertible Debentures and the senior notes due 2023 (the “Senior Notes”) as of September 30, 2014, are $2.1 billion and $742.5 million, respectively, and are based on available market information from public data sources. These fair value measurements are classified as Level 2.
Note 4. Other Balance Sheet Items
Income Taxes Receivable and Other Current Assets
Income taxes receivable and other current assets consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Income tax and other receivables	$8,033	$39,884
Prepaid expenses	12,789	13,502
Debt issuance costs	10,605	10,705
Deferred tax assets	257	1,743
Other	504	449
Total income taxes receivable and other current assets	$32,188	$66,283
Income tax and other receivables primarily relates to a federal income tax receivable recognized during the fourth quarter of 2013 in connection with a worthless stock deduction for the Company’s 2013 federal income tax return as discussed in Note 13, “Income Taxes,” of our 2013 Form 10-K.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Accounts payable	$21,314	$24,843
Accrued employee compensation	39,029	49,974
Customer deposits	26,287	20,869
Income taxes payable and other tax liabilities	18,064	19,853
Other accrued liabilities	28,848	33,737
Total accounts payable and accrued liabilities	$133,542	$149,276
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2013, was paid during the nine months ended September 30, 2014. Other accrued liabilities include miscellaneous vendor payables, coupon interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15, and interest on the Senior Notes which is paid semi-annually in arrears on May 1 and November 1.
Note 5. Stockholders’ Deficit
On July 23, 2014, the Board of Directors approved an additional authorization for share repurchases of approximately $490.6 million of common stock in addition to the $509.4 million remaining available for repurchases of common stock under the previous share buyback program for a total repurchase authorization of up to $1.0 billion of its common stock. The share buyback program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2014 the Company repurchased 4.2 million and 12.7 million shares of its common stock, respectively, at an average stock price of $53.99 and $51.96, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2014 was $226.3 million and $657.9 million, respectively. As of September 30, 2014, $832.7 million remained available for further repurchases under the share buyback program.
During the nine months ended September 30, 2014, the Company placed 0.3 million shares, at an average stock price of $54.64 and for an aggregate cost of $15.6 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 199.6 million shares of its common stock for an aggregate cost of $6.6 billion, which is presented as a reduction of Additional paid-in capital.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted-average shares of common stock outstanding	124,109	141,701	128,924	147,567
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	13,228	10,480	12,935	9,258
Unvested RSUs	730	669	670	664
Stock options	25	94	30	98
Employee stock purchase plan	20	7	25	19
Shares used to compute diluted net income per share	138,112	152,951	142,584	157,606

The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$1,618	$1,524	$4,748	$4,639
Sales and marketing	2,234	1,442	5,902	4,656
Research and development	1,678	1,674	5,189	5,314
General and administrative	9,386	5,937	18,442	12,397
Total stock-based compensation expense	$14,916	$10,577	$34,281	$27,006
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
RSUs	$9,669	$8,267	$24,450	$21,810
Performance-based RSUs	4,897	1,935	8,795	3,082
Employee stock purchase plan	1,046	1,130	3,124	4,262
Stock options	—	—	—	180
Capitalization (Included in Property and equipment, net)	(696)	(755)	(2,088)	(2,328)
Total stock-based compensation expense	$14,916	$10,577	$34,281	$27,006
Note 8. Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on Senior Notes	8,672	8,672	26,015	15,899
Amortization of debt discount on the Subordinated Convertible Debentures	2,375	2,189	6,986	6,435
Credit facility and amortization of debt issuance costs	497	443	1,482	1,623
Interest capitalized to Property and equipment, net	(167)	(341)	(544)	(902)
Total interest expense	$21,533	$21,119	$64,408	$53,524

Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(6,562)	$(5,286)	$3,953	$(9,723)
Interest income	197	320	708	1,583
Other, net	(108)	374	376	3,932
Total non-operating (loss) income, net	$(6,473)	$(4,592)	$5,037	$(4,208)
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price. Interest income is earned principally from the Company’s surplus cash balances and marketable securities. Other, net in the nine months ended September 30, 2013 includes a $3.0 million gain on the sale of an investment in the equity securities of a public company.

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income tax expense	$16,305	$26,104	$73,047	$88,025
Effective tax rate	15%	24%	20%	26%
The effective tax rate for the three and nine months ended September 30, 2014 and 2013 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. The effective tax rate for the three and nine months ended September 30, 2014 was also reduced by discrete income tax benefits recognized as a result of changes in estimated income tax expenses relating to the repatriation of funds held by foreign subsidiaries.
During the nine months ended September 30, 2014, the Company completed the previously disclosed repatriation of $740.9 million of cash held by foreign subsidiaries, net of $28.1 million of foreign withholding taxes which were accrued during 2013. The Company utilized the majority of the remaining deferred tax asset for net operating loss carryforwards generated from the 2013 worthless stock deduction to offset the income tax resulting from current year income and the repatriation. The repatriation generated foreign source income in the U.S. which allows the Company to claim eligible foreign taxes amounting to $191.4 million paid in the current year and prior years as foreign tax credits instead of as deductions. The benefit from these foreign tax credits was included in the computation of the deferred tax liability on unremitted foreign earnings as of December 31, 2013. The majority of these foreign tax credits will expire in 2024. The Company believes it is more likely than not that it will realize the benefit from these foreign tax credits before they expire, and accordingly has recognized a deferred tax asset as of September 30, 2014. The Company recognized a discrete tax benefit of $5.2 million in the second quarter of 2014 and an additional $11.4 million during the third quarter of 2014, as a result of changes in estimated income tax expenses related to the repatriation.

In 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, Or a Tax Credit Carryforward Exists.” This ASU generally requires that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. As noted previously, the Company utilized a substantial portion of the remaining deferred tax asset for net operating loss carryforwards to offset the income tax resulting from current year income and the repatriation, and also recognized a deferred tax asset for foreign tax credits. As a result of the adoption of this ASU, and the utilization of the deferred tax asset for net operating loss carryforwards, partially offset by recognized deferred tax asset for foreign tax credits, approximately $22.2 million of unrecognized tax benefits, which had previously been offset against deferred tax assets, have been reclassified to Other long-term tax liabilities as of September 30, 2014.
Long-term deferred tax assets as of September 30, 2014 reflects the recognition of deferred tax asset for foreign tax and alternative minimum tax credits, the effect of the re-allocation of valuation allowances between current and long-term deferred tax assets and the reclassification of unrecognized tax benefits. Current deferred tax liabilities as of September 30, 2014 reflects the release of the deferred tax liability related to unremitted foreign earnings, as actual tax liability was determined upon the completion of the repatriation, the use of deferred tax asset for net operating loss carryforwards, the recognition of deferred tax asset for foreign tax credits, the reclassification of unrecognized tax benefits, the effect of the re-allocation of valuation allowances between current and long-term deferred tax assets, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures.
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
Overview
We are a global provider of domain name registry services which power the navigation of the Internet by operating a global infrastructure for a portfolio of TLD’s that includes .com, .net, .tv, .edu, .gov, .jobs, .name and .cc as well as two of the world’s 13 Internet root servers (“Registry Services”). Our product suite also includes Network Intelligence and Availability (“NIA Services”) consisting of DDoS Protection Services, iDefense and Managed DNS. We have one reportable segment consisting of Registry Services and NIA Services. As of September 30, 2014, we had approximately 130.0 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names has been hindered by certain factors, including changes to the marketing strategies of certain registrars, overall economic conditions and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $255.0 million and $754.2 million during the three and nine months ended September 30, 2014. This represents an increase of 5% as compared to the same periods in 2013.

•
We recorded operating income of $139.5 million and $422.2 million during the three and nine months ended September 30, 2014. This represents an increase of 5% and 6%, respectively, as compared to the same periods in 2013.

•
We added 1.1 million net new names during the third quarter, ending with 130.0 million active domain names in the zone for .com and .net, which represents a 3% increase over the zone at the end of the third quarter in 2013.

•	During the three months ended September 30, 2014, we processed 8.7 million new domain name registrations for .com and .net as compared to 8.3 million for the same period in 2013.

•
The final .com and .net renewal rate for the second quarter of 2014 was 71.8% compared with 72.7% for the same quarter in 2013. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
On July 23, 2014, the Board of Directors approved an additional authorization for share repurchases of approximately $490.6 million of common stock, to bring the total amount authorized and available under the share buyback program to $1.0 billion, which has no expiration. During the three months ended September 30, 2014, we repurchased 4.2 million shares of our common stock under the share buyback program for $226.3 million. As of September 30, 2014, $832.7 million remained available for further repurchases under our share buyback program.

•	Through October 22, 2014, we repurchased an additional 1.2 million shares for $65.3 million under our share buyback program.

•	We generated cash flows from operating activities of $430.5 million during the nine months ended September 30, 2014, a slight decrease from $432.0 million in the same period last year.

•	On July 24, 2014, we announced an increase in the annual fee for a .net domain name registration from $6.18 to $6.79, effective February 1, 2015, per our agreement with ICANN.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	18	19	19	20
Sales and marketing	10	9	9	9
Research and development	6	7	7	7
General and administrative	11	10	9	9
Total costs and expenses	45	45	44	45
Operating income	55	55	56	55
Interest expense	(8)	(9)	(9)	(7)
Non-operating (loss) income, net	(3)	(2)	1	(1)
Income before income taxes	44	44	48	47
Income tax expense	(7)	(11)	(10)	(12)
Net income	37%	33%	38%	35%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.11 to $5.62 on July 1, 2013 and from $5.62 to $6.18 on February 1, 2014. On July 24, 2014, we announced an increase in the annual fee for a .net domain name registration from $6.18 to $6.79, effective February 1, 2015. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Revenues	$255,022	5%	$243,678	$754,200	5%	$719,457
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	September 30, 2014	% Change	September 30, 2013
Active domain names ending in .com and .net	130.0 million	3%	125.9 million

Revenues increased by $11.3 million and $34.7 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase was driven by a 3% increase in the number of domain names ending in .com and .net and an increase in the .net domain name registration fees in July 2013 and February 2014.
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
We expect to see continued growth in the number of active domain names during the remainder of 2014 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce. We believe certain registrars made changes to their marketing strategies and offered fewer discount programs for domain name registrations earlier in 2014. While some registrars increased their discount programs during the third quarter of 2014 we believe these marketing changes by registrars along with overall economic conditions have limited the total growth in the number of active domain names during 2014. Although growth in the domain name base may continue to be limited by these factors, we expect revenues will continue to increase in fiscal 2014 as compared to fiscal 2013 as a result of continued growth in the aggregate number of active domain names ending in .com and .net and increases in the .net domain name registration fees in July 2013 and February 2014.

Geographic revenues
We generate revenues in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
U.S.	$155,098	5%	$148,408	$460,017	6%	$435,065
EMEA	45,886	6%	43,483	136,088	8%	125,587
APAC	34,821	10%	31,752	99,791	2%	97,932
Other	19,217	(4)%	20,035	58,304	(4)%	60,873
Total revenues	$255,022		$243,678	$754,200		$719,457
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. These factors are reflected in the higher revenue growth in EMEA and lower revenue growth in APAC during the nine months ended September 30, 2014 and the decline in revenue in the Other region during the three and nine months ended September 30, 2014.
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
A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Cost of revenues	$46,933	1%	$46,554	$140,948	—%	$140,438
Cost of revenues remained consistent during the three and nine months ended September 30, 2014, as compared to the same periods last year.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2014 compared to the nine months ended September 30, 2014.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Sales and marketing	$24,304	6%	$22,900	$68,244	6%	$64,273
Sales and marketing expenses increased slightly during the three months ended September 30, 2014, as compared to the same period last year due to a number of factors, none of which were individually significant.

Sales and marketing expenses increased during the nine months ended September 30, 2014, as compared to the same period last year, primarily due to a $3.6 million increase in consulting and advertising expenses for product marketing initiatives promoting Registry and NIA services and an increase in general corporate marketing expenses.
We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the nine months ended September 30, 2014.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
Research and development	$16,320	(7)%	$17,456	$50,453	(4)%	$52,531
Research and development expenses decreased slightly during the three months ended September 30, 2014, as compared to the same period last year due to a number of factors, none of which were individually significant.
Research and development expenses decreased slightly during the nine months ended September 30, 2014, as compared to the same period last year due to a decrease in external consulting costs on various development projects.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the nine months ended September 30, 2014.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)
General and administrative	$27,965	16%	$24,055	$72,349	13%	$64,157
General and administrative expenses increased during the three months ended September 30, 2014, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses, including stock-based compensation. Stock-based compensation expenses increased by $3.4 million primarily due to additional expense recognized for certain performance-based RSUs which was recorded based on the fair value of the awards as of September 30, 2014. Salary and employee benefits expenses increased by $1.9 million primarily due to marginal increases in average headcount in corporate support functions, payroll tax expenses and severance costs during the three months ended September 30, 2014.
General and administrative expenses increased during the nine months ended September 30, 2014, as compared to the same period last year, primarily due to increases in salary and employee benefit expenses, including stock-based compensation expenses, and contract and professional services expenses, partially offset by decreases in legal expenses. Stock-based compensation expenses increased by $6.0 million primarily due to additional expense recognized for certain performance-based RSUs which was recorded based on the fair value of the awards as of September 30, 2014 as well as an increase in expense related to higher expected attainment levels for performance-based RSUs granted in 2013 and 2014, and lower expense recognized during the nine months ended September 30, 2013 as a result of lower actual attainment level for performance-based RSUs granted in 2012. Salary and employee benefits expenses increased by $1.9 million primarily due to marginal increases in average headcount in corporate support functions and severance costs during the nine months ended September 30, 2014. Contract and professional services expenses increased by $2.1 million due to an increase in consulting costs and expenses incurred in support of an internal use software product subsequent to being placed into service at the beginning of 2014. Legal expenses decreased by $1.8 million due to a reduction in external corporate legal services expenses.

We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2014 compared to the nine months ended September 30, 2014.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on Senior Notes	8,672	8,672	26,015	15,899
Amortization of debt discount on the Subordinated Convertible Debentures	2,375	2,189	6,986	6,435
Credit facility and amortization of debt issuance costs	497	443	1,482	1,623
Interest capitalized to Property and equipment, net	(167)	(341)	(544)	(902)
Total interest expense	$21,533	$21,119	$64,408	$53,524
The increase in contractual interest on the Senior Notes during the nine months ended September 30, 2014 is the result of the issuance of the Senior Notes in April 2013. We expect interest expense as a percent of revenue to remain consistent during the remainder of 2014 as compared to the nine months ended September 30, 2014.
Non-operating (loss) income, net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(6,562)	$(5,286)	$3,953	$(9,723)
Interest income	197	320	708	1,583
Other, net	(108)	374	376	3,932
Total non-operating (loss) income, net	$(6,473)	$(4,592)	$5,037	$(4,208)
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income is earned principally from our surplus cash balances and marketable securities. Other, net includes a $3.0 million gain on the sale of an investment in the equity securities of a public company for the three and nine months ended September 30, 2013.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income tax expense	$16,305	$26,104	$73,047	$88,025
Effective tax rate	15%	24%	20%	26%
The effective tax rate for the three and nine months ended September 30, 2014 and 2013 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. The effective tax rate for the three and nine months ended September 30, 2014 was also reduced by discrete income tax benefits recognized as a result of changes in estimated income tax expenses relating to the repatriation of funds held by foreign subsidiaries. The repatriation and the discrete income tax benefits recognized during the three and nine months ended September 30, 2014 are further discussed in Note 10, "Income Taxes" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

	September 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$233,949	$339,223
Marketable securities	1,240,769	1,384,062
Total	$1,474,718	$1,723,285
As of September 30, 2014, our principal source of liquidity was $233.9 million of cash and cash equivalents and $1.2 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds. As of September 30, 2014, all of our marketable securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the second quarter of 2014, we completed the previously disclosed repatriation of approximately $740.9 million of cash held by foreign subsidiaries, net of foreign withholding taxes of $28.1 million. As of September 30, 2014, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $875.8 million. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. We utilized substantially all of the remaining net operating losses generated from the 2013 worthless stock deduction to offset current year taxable income including the taxable income recognized in the U.S. as a result of the repatriation. The repatriation generated foreign source income in the U.S. which allows the Company to claim eligible foreign taxes amounting to $191.4 million paid in the current year and prior years as foreign tax credits instead of as deductions. The majority of these foreign tax credits will expire in 2024. See “Risk Factors - Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our effective tax rates.”
As of September 30, 2014, we had $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. The Senior Notes are scheduled to mature in May 2023. We also continue to maintain our unsecured revolving credit facility which has a borrowing capacity of $200.0 million. There were no borrowings outstanding under the credit facility as of September 30, 2014.
As of September 30, 2014, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock continued to exceed the Conversion Price Threshold Trigger, currently $44.68, during the third quarter of 2014. Accordingly, the Subordinated Convertible Debentures are convertible at the option of the holder through December 31, 2014. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
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

We derive significant tax savings from the Subordinated Convertible Debentures. During the nine months ended September 30, 2014 and 2013, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures was $116.2 million and $109.3 million, respectively, compared to coupon interest expense of $30.5 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the long-term deferred tax liability on our Condensed Consolidated Balance Sheet.
On August 14, 2014, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2014 through February 14, 2014. On February 15, 2015 we will pay contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.
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
In summary, our cash flows for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$430,476	$431,957
Net cash provided by (used in) investing activities	114,029	(317,085)
Net cash used in financing activities	(649,158)	(125,014)
Effect of exchange rate changes on cash and cash equivalents	(621)	(3,003)
Net decrease in cash and cash equivalents	$(105,274)	$(13,145)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased slightly during the nine months ended September 30, 2014 primarily due to increases in interest paid resulting from the issuance of the Senior Notes in April 2013, income tax payments which related primarily to certain non-US jurisdictions, including withholding taxes related to the repatriation and payments made to employees and vendors, partially offset by an increase in cash received from customers and a decrease in excess tax benefits from stock-based compensation used to offset income taxes payable. Cash received from customers increased primarily due to an increase in the number of renewed domain name registrations during the nine months ended September 30, 2014, and the increases in the .net domain name registration fees in July 2013 and February 2014. Payments to employees increased primarily due to an increase in payments made during the first quarter of 2014 for 2013 annual bonuses and the timing of vendor payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The change in cash flows from investing activities during the nine months ended September 30, 2014, was due to a decrease in purchases of marketable securities, an increase in proceeds from maturities and sales of marketable securities, and a decrease in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.
The increase in cash used in financing activities during the nine months ended September 30, 2014 was primarily due to the proceeds from the issuance of the Senior Notes in 2013 and a decrease in excess tax benefits from stock-based compensation, partially offset by the repayment of borrowings under our revolving credit facility in 2013 and a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

•
the impact of ICANN’s Registry Agreement for new gTLDs (the “New gTLD Registry Agreement”), which requires the distribution of new gTLDs only through registrars who have executed the 2013 Registrar Accreditation Agreement (“the 2013 RAA”) as well as accepting a unilateral right of ICANN to amend the New gTLD Registry Agreement;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	the introduction of new gTLDs, which could cause security, stability and resiliency problems that could possibly harm the industry and could substantially and permanently harm our business;

•	in the case of our NIA Services business, the long sales cycles for some of our services and the timing and execution of individual customer contracts;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

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
Our operating results may be adversely affected as a result of unfavorable market, economic, social and political conditions.
An unstable global economic, social and political environment, including the ongoing hostilities in the Middle East and Ukraine, natural disasters, conflicts in Europe, currency fluctuations, country specific operating regulations, potential fallout from the disclosures related to the U.S. Internet and communications surveillance and the uncertainties of the U.S. economic environment may have a negative impact on demand for our services, our business and our foreign operations. For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future. More generally, the economic, social and political environment has or may negatively impact, among other things:

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

•
ICANN has adopted registry agreements for new gTLDs that include the right for ICANN to amend the agreement without a registry operator’s consent, which could impose unfavorable contract obligations on us that could impact our plans and competitive positions with respect to new gTLDs. ICANN might seek to impose this same unilateral right to amend other registry agreements with us under certain conditions. ICANN has also included new mandatory obligations on registry operators that may increase the risks and potential liabilities associated with providing new gTLDs and ICANN might seek to impose these new mandatory obligations in our registry agreements under certain conditions;

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

•
under certain circumstances, the GSA could terminate, or we could not seek to renew, our agreement to be the registry for the .gov gTLD, which could have a material adverse impact on how the Registry Services business is perceived; and

•
contracts within our Registry Services business have faced, and could continue to face, challenges, including possible legal challenges resulting from our activities or the activities of ICANN, registrars, registrants and others, and any adverse outcome from such challenges could have a material adverse effect on our business.

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

•
ICANN is mandated by the Affirmation of Commitments (the “AOC”) by the DOC and ICANN to uphold a private sector led multi-stakeholder approach to Internet governance for the public benefit. We believe recent actions by ICANN have signaled a willingness to abandon this model on certain important issues that impact our business and the Internet community.  If ICANN fails to uphold or significantly redefines the multi-stakeholder model, by expanding the role of governments in the Governmental Advisory Committee for example, it could harm our business and our relationship with ICANN;

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
As of September 30, 2014, we had 128, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

•
high costs associated with repatriating profits to the U.S., which could impact us due to the large percentage of our cash, cash equivalents and marketable securities currently held by us outside the U.S. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”);

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
We administer and operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Under the Cooperative Agreement with the National Telecommunications and Information Administration (“NTIA”) of the DOC, we play a key operational role in support of the Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself multiple times daily and distribute it to all root server operators.
Under its new gTLD program, ICANN intends to recommend for delegation into the root zone up to 1,400 new gTLDs potentially within a compressed timeframe. On October 23, 2013, NTIA began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new gTLDs cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or other aspects of the global DNS, or other relying parties are negatively impacted as a result of domain name collisions, such as exposure or other leakage of private or sensitive information.
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
Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines were to change the value of their algorithms on the use of a domain for finding a website; (iii) Internet users’ preferences or practices continue to shift away from directly typing in web addresses; (iv) Internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; or (v) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.
Changes in the level of spending on online advertising and/or the way that online networks compensate owners of websites could impact the demand for domain names.
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites, and pay-per-click advertising policies to provide less compensation for advertising on certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
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
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks, including hacktivism, by miscreants or other nefarious actors;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control;

•	risks inherent in or arising from the terms and conditions of our agreements with service providers to operate our networks and data centers;

•	State suppression of Internet operations; and

•	any failure to implement effective and timely remedial actions in response to any damage or interruption.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, or other events could result in a DNS resolution or other service outage or in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root zone file or the supporting cryptographic and other operational infrastructure that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could create potential liability and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical Internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers, the root zone files, TLD name servers and TLD zone files that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers or domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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
Our success depends in part on our internally developed technologies and intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force.  To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.

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
We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold.

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
New entrants may disrupt the registrar industry, which could have adverse effects on our business. This could include, but is not limited to, potential harm to the business models of existing registrars, impairing their ability to engage in promotional activities beneficial to the sale of domain name registrations in the TLDs operated by us.

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
The NIA Services incorporate and rely on third party hardware and software products, many of which have unique capabilities. If we are unable to procure these third party products, the NIA Services may malfunction, not perform as well as they should perform, not perform as well as they have been performing or not perform as planned, and our business could suffer.
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
Our Registry Services and NIA Services businesses are developing services in emerging markets, including services that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting Internet access and availability, domain name registrations or the provision of registry services, or e-commerce and telecommunications over the Internet.
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
As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2013 Form 10-K, we claimed a worthless stock deduction on our 2013 federal income tax return and have recorded, during the fourth quarter of 2013, an income tax benefit of $375.3 million, net of valuation allowances and accrual for uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

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
As of September 30, 2014, we had $1.5 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.2 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

•	adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with environmental, health and safety, zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination or notices of violation from federal or state environmental agencies,

•	and the costs associated with fixing any environmental problems or addressing notices of violation; and

•	possible disputes with neighboring owners, tenants, service providers or others.
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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), and the 18 other operational gTLDs delegated before October 23, 2013, there are over 250 Latin script ccTLD registries and more than 40 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs requested by country code managers, resulting in the ongoing delegation of new IDN ccTLDs to the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending up to 1,400 new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. Increased competition from these new TLDs could have a material effect on our business, results of operations, financial condition and cash flows. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. In addition, under the .com, .net and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition. However, ICANN has established a process whereby these registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in some instances. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, unless prohibited by ICANN as noted above, such vertical integration restrictions do not generally apply to other ccTLD operators if at all.
If Verisign were to seek removal of the vertical integration restrictions contained in our agreements with respect to existing gTLDs, or in the future with respect to new gTLDs, it is uncertain whether ICANN and/or the DOC approval would be obtained; without such changes, we may be at a competitive disadvantage.

We applied for 14 new gTLDs, including 12 IDN gTLDs, which are transliterations of “.com” or “.net” in various languages. While we are engaging with ICANN in the contracting process for 13 of these new gTLD applications, to date, ICANN has not agreed to make any changes we requested to the form registry agreement. As we have not yet reached a final agreement, ICANN has granted an extension of time until December 30, 2014 to execute the new agreements for all but our .verisign application, where the deadline is July 29, 2015. The remaining application was for a transliteration of “.com” in Traditional Chinese script, which was a variant of a string we applied for in another IDN application (“.com” in Simplified Chinese), and has been withdrawn at the request of ICANN. Because ICANN had not yet developed a policy to address such variants, ICANN requested that we withdraw one of the variant applications, which we have done. We may continue with this application, or a new one for the same string, once ICANN develops and implements a policy to address variant strings. There is no certainty that we will enter into the registry agreement for, or ultimately obtain the rights to operate, any of these new gTLDs.

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
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 175 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to the same factors discussed above in connection with our gTLD applications. We also cannot guarantee that we will ultimately provide back-end registry services for such amount of new gTLDs. ICANN’s Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the 2013 RAA. If registrars do not execute the 2013 RAA, our ability to provide back-end registry services would be reduced, negatively impacting the sale of our back-end registry services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. In addition, we may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs which we operate or for which we provide back-end registry services.

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
As of September 30, 2014, we had one billion authorized common shares, of which 122.0 million shares were outstanding. In addition, of our authorized common shares, 15.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our Senior Notes, we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of September 30, 2014, we had no borrowings under the Unsecured Credit Facility.
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
As of September 30, 2014, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $875.8 million. During the second quarter of 2014, we completed the repatriation of approximately $740.9 million, net of withholding taxes, of cash held by foreign subsidiaries. For any funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2014	1,190	$49.58	1,190	$1.0	billion
August 1 – 31, 2014	1,571	$55.20	1,571	$913.3	million
September 1 – 30, 2014	1,431	$56.31	1,431	$832.7	million
	4,192		4,192
(1) On July 23, 2014, our Board of Directors authorized the repurchase of up to $490.6 million of our common stock, in addition to the $509.4 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

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

Date: October 23, 2014	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 23, 2014	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer