Form 10-K
period 2014-12-31
VERISIGN INC/CA
filed 2015-02-13
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2014, was $3.0 billion based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 06, 2015: 116,884,257 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us” and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS
Overview

We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world (“Registry Services”). Our Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the Internet’s Domain Name System (“DNS”). Our product suite also includes Network Intelligence and Availability (“NIA”) Services consisting of Distributed Denial of Service (“DDoS”) Protection Services, Verisign iDefense Security Intelligence Services (“iDefense”) and Managed Domain Name System (“Managed DNS”) Services.

We have one reportable segment, which consists of Registry Services and NIA Services. We have operations inside as well as outside the United States (“U.S.”). For certain additional information about our segment, including a geographic breakdown of revenues and changes in revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 9, “Geographic and Customer Information” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

 Naming Services

Registry Services

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names, among others. Registry Services allows individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

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

Separate from our agreements with ICANN, we have agreements to be the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) and to operate the back-end registry systems for the .gov, .jobs and .edu gTLDs, among others. These TLDs are also supported by our global constellation of domain name servers and Shared Registration System.

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

Operations Infrastructure

Our operations infrastructure consists of three secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as approximately 70 resolution sites around the world. These secure data centers operate 24 hours a day, supporting our business units and services. The performance and scale of our infrastructure are critical for our business, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

•
Distributed Servers:    We operate a large number of high-speed servers globally to support localized capacity and availability demands. In conjunction with our proprietary software, processes and procedures, this platform offers automatic failover, global and local load balancing, and threshold monitoring on critical servers.

•
Networking:    We deploy and maintain a redundant and diverse global Internet network, and maintain high-speed connections to numerous Internet service providers (“ISPs”) and maintain peering relationships globally to ensure that our critical services are readily accessible to customers at all times.

•
Security:    We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. In addition, we employ firewalls and intrusion detection software, as well as proprietary security mechanisms at many points across our infrastructure. We perform recurring internal vulnerability testing and controls audits, and also contract with third-party security consultants who perform periodic penetration tests and security risk assessments on our systems. Verisign has engineered resiliency and diversity into how it hosts classes of products throughout its set of interconnected sites to mitigate unknown vendor defects and zero-hour security vulnerabilities. This includes different physical security silos, which themselves are separated into bulkheads, and in which servers are located. Corporate networks are in their own physical silo. Thus, the corporate networks to which personnel directly connect are separated from the silos that house production services; administration of production gear from corporate systems must go through an internal, fortified intermediary; and account credentials used within the corporate networks are not used within the production silos, nor on the fortified systems.

•	Data Integrity: Verisign employs both phased and systemic integrity validation operations via a number of proprietary mechanisms on all internal DNS publication operations.

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other TLDs for which we are the registry. We also administer and operate two of the 13 root zone servers that contain authoritative data for the very top of the DNS hierarchy. Our domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the Internet and a large number of other TLD queries, resulting in an average of over 110 billion transactions per day. These name servers are located in resolution sites which are in a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2013 and 2014, we continued to expand our infrastructure to meet demands to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to accommodate projected Internet attack trends.

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

Marketing, Sales and Distribution

We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We seek to expand our existing businesses through focused marketing programs that target growth in the .com and .net domain name base, particularly in emerging international markets, and by extending our brand and serving new markets through the IDNs for which we have applied. We market our NIA Services worldwide through multiple distribution channels, including direct sales and indirect channels. We have marketing and sales offices throughout the world.

Research and Development

We believe that timely development of new and enhanced services, including monitoring and visualization, registry provisioning platforms, navigation and resolution services, data services, value added services, and NIA Services is necessary to remain competitive in the marketplace. During 2014, 2013 and 2012 our research and development expenses were $67.8 million, $70.3 million and $61.7 million, respectively.

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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), and the 18 other operational gTLDs delegated before October 23, 2013, there are over 250 Latin script ccTLD registries and more than 40 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
In addition, on October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN is executing registry agreements with new gTLD applicants, awarding over 1,300 new gTLDs in an initial round under its new gTLD program, and plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. For additional information about the potential risks presented by these new gTLDs, see “We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
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

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and, in the case of .com, the DOC:

.com Registry Agreement: On November 29, 2012, we renewed our Registry Agreement with ICANN for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com TLD through November 30, 2018. The .com Registry Agreement revised the pricing provisions for .com domain name registrations contained in the prior agreement to provide that the price of a .com domain name shall not exceed $7.85 for the term of the Agreement except that we will continue to have the right to increase the price of a .com domain name during the term, subject to the terms of the Cooperative Agreement as set forth below, due to the imposition of any new

Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability (each as defined in the .com Registry Agreement) of the DNS not to exceed 7% above the price in the prior year. Additionally, on a quarterly basis, we pay $0.25 to ICANN for each annual increment of a domain name registered or renewed during such quarter. See Note 13, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

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

Cooperative Agreement: On November 29, 2012, Verisign and the DOC entered into Amendment Number Thirty-Two (32) (“Amendment 32”) to the Cooperative Agreement between Verisign and the DOC (the “Cooperative Agreement”), which approved the renewal of the .com Registry Agreement on the terms and conditions described below as in the public interest. Except as modified by Amendment 32, the terms and conditions of the Cooperative Agreement, including Amendment Thirty (30) to the Cooperative Agreement, which was entered into on November 29, 2006 by the Company and the DOC, remain unchanged. Amendment 32 provides that the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name shall not exceed $7.85 for the term of the .com Registry Agreement, except that the we are entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement, provided that we may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. Amendment 32 further provides that we shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if we demonstrate to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC. Amendment 32 also provides that the DOC’s approval of the .com Registry Agreement is not intended to confer federal antitrust immunity on us with respect to the .com Registry Agreement and extends the term of the Cooperative Agreement through November 30, 2018. The Cooperative Agreement also provides that any renewal or extension of the .com Registry Agreement is subject to prior written approval by the DOC. Amendment 30 to the Cooperative Agreement provides that the DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet DNS and the operation of the .com registry including, in addition to other relevant factors, consideration of Verisign’s compliance with consensus policies and technical specifications, its service level agreements as set forth in the .com Registry Agreement, and the investment associated with improving the security and stability of the DNS, and (b) the provision of Registry Services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and Verisign is not in breach of the .com Registry Agreement.

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

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2014	2013	2012
Employee headcount by function:
Cost of revenues	299	301	304
Sales and marketing	171	172	194
Research and development	318	333	339
General and administrative	273	273	262
Total	1,061	1,079	1,099

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
An unstable global economic, social and political environment, including the ongoing hostilities in the Middle East and Ukraine, natural disasters, conflicts in Europe, currency fluctuations, country specific operating regulations, and potential fallout from the disclosures related to the U.S. Internet and communications surveillance may have a negative impact on demand for our services, our business and our foreign operations. For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future. More generally, the economic, social and political environment has or may negatively impact, among other things:

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
Under the terms of the Cooperative Agreement, the Company has the right to petition for potential relief from the .com Registry Agreement’s pricing restrictions. However, there is uncertainty whether the DOC will approve any exercise by the Company of its right to increase the price per .com domain name registration under certain circumstances and whether the Company will be able to successfully demonstrate to the DOC that market conditions warrant removal of the pricing restrictions on .com domain name registrations, each of which could materially and adversely affect our business and results of operations.
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

•
the AOC could be terminated or replaced with a different agreement between ICANN and some other authority which may establish other review panels or review procedures that may be unfavorable to Verisign; and

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
As of December 31, 2014, we had 124, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
Under its new gTLD program, ICANN intends to recommend for delegation into the root zone over 1,300 new gTLDs potentially within a compressed timeframe. On October 23, 2013, NTIA began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new gTLDs cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or other aspects of the global DNS, or other relying parties are negatively impacted as a result of domain name collisions, such as exposure or other leakage of private or sensitive information.
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
Many Internet merchants are not currently required to collect sales taxes in respect of shipments of goods into states where they lack physical presence. However, state tax laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce.  Several states have enacted “affiliate nexus” laws which require online retailers without a physical presence in the state to begin collecting sales taxes if a significant number of local sales are generated by brick and mortar affiliates operating in the state.  In addition, it is possible that national legislation may be enacted requiring online retailers with greater than $1 million in sales in a state, but without any physical presence in the state, to begin collecting sales taxes for that state.  Legislation called the Marketplace Fairness Act of 2013 (S. 743), which would have done this, passed the Senate in 2013, but no action was taken by the House of Representatives prior to the 2013-2014 congressional term.  It is expected that a new version of the Marketplace Fairness Act will be introduced in 2015, but it is unclear if this new version will have any greater chance of passage than S. 743 did in the prior congressional term. The enactment of any such state or federal laws may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
In addition, our Registry Services business and certain of our other services depend on the efficient operation of the Internet connections from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past beyond our scope of control. In addition, if these service providers present inconsistent data regarding the DNS, our business could be harmed.
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
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical Internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat

(“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers, the root zone files, TLD name servers and TLD zone files that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters. See Note 13, “Commitments and Contingencies” Legal Proceedings, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
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
As described further in “Note 12, Income Taxes, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of our 2014 Form 10-K, we claimed a worthless stock deduction on our 2013 federal income tax return and recorded, during the fourth quarter of 2013, an income tax benefit of $375.3 million, net of valuation allowances and accrual for uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

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
We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the projected available distributable capital reserves under applicable foreign statutes, the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If these factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations, financial condition and cash flows. Deferred income taxes are not provided for any funds remaining in the foreign subsidiaries because these earnings are intended to be indefinitely reinvested.
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
As of December 31, 2014, we had $1.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.2 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), and the 18 other operational gTLDs delegated before October 23, 2013, there are over 250 Latin script ccTLD registries and more than 40 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
In addition, on October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN is executing registry agreements with new gTLD applicants, awarding over 1,300 new gTLDs in an initial round under its new gTLD program, and plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. For additional information about the potential risks presented by these new gTLDs, see “We may face additional competition, operational and other risks from the introduction of new gTLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs requested by country code managers, resulting in the ongoing delegation of new IDN ccTLDs to the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending over 1,300 new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. Increased competition from these new TLDs could have a material effect on our business, results of operations, financial condition and cash flows. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, there has been an increase in domain name collisions in 2014 which have resulted in network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

We applied for 14 new gTLDs, including 12 IDN gTLDs, which are transliterations of “.com” or “.net” in various languages.  We executed registry agreements to become the registry operator for 12 of these new gTLDs, including 11 IDNs as well as .comsec. The remaining IDN application was for a transliteration of “.com” in Traditional Chinese script, which was a variant of a string we applied for in another IDN application (“.com” in Simplified Chinese), and has been withdrawn at the request of ICANN, because ICANN had not yet developed a policy to address such variants. We may continue with this application, or a new one for the same string, once ICANN develops and implements a policy to address variant strings. The deadline to execute the registry agreement for our .verisign application is July 29, 2015.  There is no certainty that we will enter into the registry agreement for .verisign or ultimately operate any of these new gTLDs.

  ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. Further, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs including our new gTLD strings, may face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 170 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to some or all of the factors discussed above in connection with our new gTLDs. We also cannot guarantee that we will ultimately provide back-end registry services for all of these new gTLDs. ICANN’s Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the 2013 RAA. If registrars do not execute the 2013 RAA, our ability to provide back-end registry services would be reduced, negatively impacting the sale of our back-end registry services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. In addition, we may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs which we operate or for which we provide back-end registry services.

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
The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market share, we must continually improve our access to technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and Internet users’ preferences and practices, or launch entirely new products and services in anticipation of, or in response to, market trends. We cannot assure that we will be able to adapt to these challenges or anticipate or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.
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
As of December 31, 2014, we had one billion authorized common shares, of which 118.5 million shares were outstanding. In addition, of our authorized common shares, 15.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures and our Senior Notes, we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of December 31, 2014, we had no borrowings under the Unsecured Credit Facility.
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
As of December 31, 2014, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $939.0 million. During the second quarter of 2014, we completed the repatriation of approximately $740.9 million, net of withholding taxes, of cash held by foreign subsidiaries. For any funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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
Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Europe, Asia, and Australia. As of December 31, 2014, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2014 we leased approximately 60,000 square feet of space, in Asia and Europe and to a lesser extent in the U.S. These facilities are under lease agreements that expire at various dates through 2017.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2014:

	Approximate
	Square
Major Locations	Footage	Use
United States:
Reston, Virginia	221,000	Corporate Headquarters; and Naming Services
New Castle, Delaware	105,000	Naming Services
Dulles, Virginia	70,000	Naming Services

Asia Pacific:
Bangalore, India	25,000	Naming Services; and Corporate Services
Europe:
Fribourg, Switzerland	8,000	Naming Services; and Corporate Services

The table above does not include approximately 58,000 square feet of space owned by us and leased to third parties, and approximately 13,000 square feet of space leased by us and subleased to third parties.

ITEM 3.	LEGAL PROCEEDINGS
See Note 13, “Commitments and Contingencies,” Legal Proceedings, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 13, 2015:

Name	Age	Position
D. James Bidzos	59	Executive Chairman, President and Chief Executive Officer
George E. Kilguss, III	54	Senior Vice President and Chief Financial Officer
Thomas C. Indelicarto	51	Senior Vice President, General Counsel and Secretary

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
Thomas C. Indelicarto has served as Senior Vice President, General Counsel and Secretary since November 2014. From September 2008 to November 2014, he served as Vice President and Associate General Counsel. From January 2006 to September 2008, he served as Litigation Counsel. Prior to joining the Company, Mr. Indelicarto was in private practice as an associate at Arnold & Porter LLP and Buchanan Ingersoll (now, Buchanan Ingersoll & Rooney, PC). Mr. Indelicarto also served as a U.S. Army officer for nine years. Mr. Indelicarto holds a J.D. degree from the University of Pittsburgh School of Law and a Bachelor of Science degree from Indiana University of Pennsylvania.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2014:
Fourth Quarter	$61.25	$52.10
Third Quarter	$57.57	$48.50
Second Quarter	$54.47	$46.45
First Quarter	$62.96	$48.55
Year ended December 31, 2013:
Fourth Quarter	$59.89	$49.16
Third Quarter	$52.13	$44.38
Second Quarter	$49.62	$43.28
First Quarter	$47.50	$37.55

On February 6, 2015, there were 555 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 6, 2015, the reported last sale price of our common stock was $59.97 per share as reported by the NASDAQ Global Select Market.

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

The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. To the extent we have met or exceeded analyst or investor expectations in the past does not necessarily mean that we will be able to do so in the future. In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company’s securities. This type of litigation could result in substantial costs and a diversion of our management’s attention and resources. See Note 13, “Commitments and Contingencies,” Legal Proceedings of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We have not declared or paid any cash dividends on our common stock or any other securities in the last three years. We continually evaluate the overall cash and investing needs of the business and consider the best uses for our cash, including investments in the strengthening of our infrastructure and growth opportunities for our business, as well as potential share repurchases.
For information regarding securities authorized for issuance under our equity compensation plans, see Note 10, “Employee Benefits and Stock-based Compensation,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Share Repurchases

The following table presents the share repurchase activity during the three months ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
October 1 – 31, 2014	1,510	$55.11	1,510	$749.5	million
November 1 – 30, 2014	912	$59.80	912	$694.9	million
December 1 – 31, 2014	1,230	$58.07	1,230	$623.5	million
	3,652		3,652

(1)
On July 23, 2014, our Board of Directors authorized the repurchase of up to $490.6 million of our common stock, in addition to the $509.4 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

(2)
Effective January 30, 2015, our Board of Directors authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2009, and calculates the return annually through December 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
VeriSign, Inc	$100	$147	$173	$188	$290	$276
S&P 500 Index	$100	$115	$117	$136	$180	$205
S&P 500 Information Technology Index	$100	$110	$113	$130	$166	$200

ITEM 6.	SELECTED FINANCIAL DATA

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

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2014 (1)	2013 (2)	2012	2011 (3)	2010 (4)

Revenues	$1,010	$965	$874	$772	$681
Operating income	$564	$528	$457	$329	$232
Income from continuing operations	$355	$544	$312	$139	$70
Income from continuing operations per share:
Basic	$2.80	$3.77	$1.99	$0.84	$0.39
Diluted	$2.52	$3.49	$1.91	$0.83	$0.39
Cash dividend declared and paid per share	$—	$—	$—	$2.75	$3.00
 ———————

(1)
Income from continuing operations for 2014 is reduced by $9.8 million for a non-U.S. income tax charge related to a reorganization of certain international operations and changes in estimates during 2014 for U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of funds held by foreign subsidiaries.

(2)
Income from continuing operations for 2013 includes a $375.3 million income tax benefit related to a worthless stock deduction, net of valuation allowances, and accrual for uncertain tax positions, partially offset by $167.1 million of income tax expense related to the repatriation of cash held by foreign subsidiaries.

(3)
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

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2014	2013	2012	2011	2010

Cash, cash equivalents and marketable securities (1) (2)	$1,425	$1,723	$1,556	$1,346	$2,061
Total assets (2)	$2,155	$2,661	$2,062	$1,856	$2,444
Deferred revenues	$890	$856	$813	$729	$663
Subordinated Convertible Debentures, including contingent interest derivative	$631	$624	$598	$590	$582
Long-term debt (3)	$750	$750	$100	$100	$—
——————

(1)
Cash, cash equivalents and marketable securities and total assets decreased from 2013 to 2014 because of the repurchase of $867.1 million worth of common stock under our share buyback program. Total assets also decreased due to the use of a majority of our net operating loss carryforwards to offset the income generated in the U.S. as a result of the repatriation discussed in Note 12, “Income taxes” in Part IV, Item 15 of this Form 10-K.

(2)
Cash, cash equivalents and marketable securities and total assets decreased from 2010 to 2011 because of a dividend payment of $463.5 million and contingent interest of $100.0 million paid in May 2011.

(3)
The increase in Long-term debt from 2012 to 2013 was due to the issuance of $750.0 million aggregate principal amount of 4.625% senior unsecured notes due 2023. We used a portion of the net proceeds to repay the $100.0 million of outstanding indebtedness under our Unsecured Credit Facility.

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

Overview
We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the Internet’s DNS. Our product suite also includes NIA Services consisting of DDoS Protection Services, Verisign iDefense Services and Managed DNS Services.  As of December 31, 2014, we had approximately 130.6 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names has been hindered by certain factors, including changes to the marketing strategies of certain registrars, overall economic conditions, the introduction of new gTLDs, and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
2014 Business Highlights and Trends

•	We recorded revenues of $1,010.1 million in 2014, which represents an increase of 5% compared to 2013.

•
During 2014, domain names registered under the .com and .net TLDs increased by 3.4 million to end the year at 130.6 million domain names in the domain name base, which was an increase of 3% compared to December 31, 2013.

•	We recorded operating income of $564.4 million during 2014, which represents an increase of 7% as compared to 2013.

•	During 2014, we processed 34 million new domain name registrations for .com and .net, the same as compared to 2013.

•
The final .com and .net renewal rate for the third quarter of 2014 was 72.0% compared with 72.7% for the same quarter in 2013. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•	During the second quarter of 2014, we completed the repatriation of $740.9 million of cash held by foreign subsidiaries, net of $28.1 million of foreign withholding taxes.

•
We repurchased 16.3 million shares of our common stock for an aggregate cost of $867.1 million in 2014. As of December 31, 2014, there was $623.5 million remaining for future share repurchases under the share buyback program.

•
Effective January 30, 2015, the Board of Directors authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. Through February 12, 2015, we repurchased an additional 2.0 million shares for $112.6 million under our share buyback program.

•	We generated cash flows from operating activities of $600.9 million in 2014, which represents an increase of 4% as compared to 2013.

•	On July 24, 2014, we announced an increase in the annual fee for a .net domain name registration from $6.18 to $6.79, which became effective February 1, 2015.

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

Fair value of financial instruments

Our Subordinated Convertible Debentures have a contingent interest payment provision that is identified as an embedded derivative. The embedded derivative is accounted for separately at fair value, and is marked to market at the end of each reporting period. We utilize a valuation model based on stock price, bond price, risk free interest rates, volatility, and credit spread observations to estimate the value of the derivative. Several of these inputs to the model are not observable and require management judgment.

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

During the second quarter of 2014, we completed the repatriation of $740.9 million of cash held by foreign subsidiaries, in a tax efficient manner by using the tax benefits resulting from the 2013 worthless stock deduction to offset the taxable income generated in the U.S. as a result of the repatriation. The repatriation utilized substantially all of the capital reserves of our foreign subsidiaries that were legally distributable under applicable foreign statutes. Deferred income taxes are not provided for any funds remaining in the foreign subsidiaries after the repatriation because these earnings are intended to be indefinitely reinvested. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.
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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2014	2013	2012
Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues	19	20	19
Sales and marketing	9	9	11
Research and development	7	7	7
General and administrative	9	9	11
Total costs and expenses	44	45	48
Operating income	56	55	52
Interest expense	(9)	(8)	(6)
Non-operating income, net	1	—	1
Income from continuing operations before income taxes	48	47	47
Income tax (expense) benefit	(13)	9	(11)
Income from continuing operations, net of tax	35	56	36
Income from discontinued operations, net of tax	—	—	1
Net income	35%	56%	37%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.11 to $5.62 on July 1, 2013, from $5.62 to $6.18 on February 1, 2014, and from $6.18 to $6.79 on February 1, 2015. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Revenues	$1,010,117	5%	$965,087	10%	$873,592
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	December 31, 2014	% Change	December 31, 2013	% Change	December 31, 2012
Domain names ending in .com and .net	130.6 million	3%	127.2 million	5%	121.1 million

2014 compared to 2013: Revenues increased by $45.0 million, primarily due to a 3% increase in the number of domain names ending in .com and .net and increases in the .net domain name registration fees in July 2013 and February 2014.
2013 compared to 2012: Revenues increased by $91.5 million, primarily due to an $80.8 million increase in revenues from the operation of the registries for the .com and .net TLDs and a $10.7 million increase from other service revenues. The increase in revenues from operation of the registries for the .com and .net TLDs is primarily due to a 5% increase in the number of domain names ending in .com and .net and increases in the .com domain name registration fees in January 2012 and .net domain name registration fees in January 2012 and July 2013 as per our agreements with ICANN.

The growth in the domain name base was primarily driven by continued Internet growth and new domain name promotional programs. However, ongoing economic uncertainty, the introduction of new gTLDs and changing marketing strategies by certain registrars has limited the rate of growth of the domain name base in 2014 and to a lesser extent in 2013. Further, according to published reports, Google periodically makes changes to its search algorithms, which may decrease traffic to certain websites, and pay-per-click advertising policies, which may provide less compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes had a negative effect on the first time renewal rate for registrations in recent years.

We expect to see continued growth in the domain name base during 2015 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce. However, we expect the rate of growth to be limited because of the same factors described above which limited growth in 2014. We expect revenues will continue to increase in fiscal 2015, albeit at a slower rate, as compared to fiscal 2014 as a result of continued growth in the aggregate number of active domain names ending in .com and .net and increases in the .net domain name registration fees in February 2014 and 2015.

We generate revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, India, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
U.S	$616,125	5%	$585,201	10%	$530,111
EMEA	182,897	8%	169,767	26%	135,084
APAC	133,748	3%	129,664	(1)%	130,648
Other	77,347	(4)%	80,455	3%	77,749
Total revenues	$1,010,117	5%	$965,087	10%	$873,592

Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. These factors are reflected in the higher revenue growth in EMEA in 2014 and 2013, lower revenue growth in APAC during 2014, and declining revenue in APAC during 2013 and in the Other region during 2014.

We applied for 14 new gTLDs, including 12 IDN gTLDs, which are transliterations of “.com” or “.net” in various languages.  We executed registry agreements to become the registry operator for 12 of these new gTLDs, including 11 IDNs as well as .comsec. The remaining IDN application was for a transliteration of “.com” in Traditional Chinese script, which was a variant of a string we applied for in another IDN application (“.com” in Simplified Chinese), and has been withdrawn at the request of ICANN, because ICANN had not yet developed a policy to address such variants. We may continue with this application, or a new one for the same string, once ICANN develops and implements a policy to address variant strings. The deadline to execute the registry agreement for our .verisign application is July 29, 2015.  There is no certainty that we will enter into the registry agreement for .verisign or ultimately operate any of these new gTLDs.
ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. Further, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs including our new gTLD strings, may face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 170 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to some or all of the factors discussed above in connection with our new gTLDs. We also cannot guarantee that we will ultimately provide back-end registry services for all of these new gTLDs. ICANN’s Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the 2013 RAA. If registrars do not execute the 2013 RAA, our ability to provide back-end registry services would be reduced, negatively impacting the sale of our back-end registry services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. In addition, we may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs which we operate or for which we provide back-end registry services.
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
A comparison of cost of revenues is presented below:

	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Cost of revenues	$188,425	1%	$187,013	12%	$167,600

2014 compared to 2013: Cost of revenues increased slightly, primarily due to increases in allocated overhead expenses and depreciation expenses. Allocated overhead expenses increased by $1.8 million, primarily due to an increase in allocable indirect costs. Depreciation expenses increased by $1.5 million, primarily due to an increase in hardware and equipment purchases to support our network infrastructure in recent years.

2013 compared to 2012: Cost of revenues increased primarily due to increases in registry fees, depreciation expenses, and salary and employee benefits expenses, including stock-based compensation expenses. Registry fees increased by $9.2 million, due to increased registry fees required to be paid under the renewed .com Registry Agreement which became effective in the fourth quarter of 2012. Depreciation expenses increased by $7.0 million, primarily due to an increase in capital expenditures in 2013, the acceleration of depreciation on an abandoned software project in 2013, and a change in the estimated useful lives of computer hardware and equipment assets from three years to four years in 2012. Salary and employee benefits expenses, including stock-based compensation expenses, increased by $4.2 million primarily due to an increase in bonus expenses as a result of a lower payout of fiscal 2012 bonuses.
We expect cost of revenues as a percentage of revenues to remain consistent in 2015 as compared to 2014.
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
A comparison of sales and marketing expenses is presented below:

	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Sales and marketing	$92,001	3%	$89,337	(9)%	$97,809

2014 compared to 2013: Sales and marketing expenses increased primarily due to increases in advertising and marketing expenses and stock-based compensation expenses, partially offset by a decrease in contract and professional services expenses. Advertising and marketing expenses increased by $2.7 million primarily due to an increase in advertising expenses for product marketing initiatives promoting Registry and NIA services and an increase in general corporate marketing expenses. Stock-based compensation expenses increased by $1.8 million, primarily due to additional expense recognized for certain performance-based RSUs which was recorded based on their period-end fair value as well as an increase in expense related to higher expected attainment levels for performance-based RSUs granted in 2013 and 2014, and lower expense recognized during 2013 as a result of lower actual attainment level for performance-based RSUs granted in 2012. Contract and professional services expenses decreased by $2.0 million, primarily due to a decrease in strategy consulting costs related to new gTLDs and other marketing research expenses.

2013 compared to 2012: Sales and marketing expenses decreased primarily due to decreases in advertising and consulting services expenses, fees paid to ICANN for new gTLD applications, and allocated overhead expenses. Advertising and consulting services expenses decreased by $2.5 million, due to changes in product marketing programs and the timing of marketing initiatives in our Registry Services business. During 2012, we applied for 14 new gTLDs and incurred fees of $2.6 million related to those applications. Allocated overhead expenses decreased by $1.6 million primarily due to a decrease in average headcount relative to other functions and a decrease in allocable expenses.

We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2015 as compared to 2014.
Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Research and development	$67,777	(4)%	$70,297	14%	$61,694

2014 compared to 2013: Research and development expenses decreased primarily due to a $1.7 million decrease in contract and professional services expenses from lower consulting costs on various development projects as we have shifted more development work to our employees.

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

We expect research and development expenses as a percentage of revenues to remain consistent in 2015 as compared to 2014.
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
A comparison of general and administrative expenses is presented below:

	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
General and administrative	$97,487	8%	$90,208	1%	$89,162

2014 compared to 2013: General and administrative expenses increased primarily due to increases in salary and employee benefit expenses, stock-based compensation expenses, contract and professional services expenses, and depreciation expenses, partially offset by an increase in overhead expenses allocated to other cost types and a decrease in legal expenses. Salary and employee benefits expenses increased by $3.8 million, primarily due to higher average headcount and increase in severance expenses. Stock-based compensation expenses increased by $5.5 million due to additional expense recognized for certain performance-based RSUs which were recorded based on their period-end fair value as well as an increase in expense related to higher expected attainment levels for performance-based RSUs granted in 2013 and 2014, and lower expense recognized during 2013 as a result of lower actual attainment level for performance-based RSUs granted in 2012. Contract and professional services expenses increased by $2.0 million, primarily due to increases in strategic consulting costs. Depreciation expenses increased by $1.5 million, primarily due to the additional depreciation related to an internal use software product being placed into service in 2014. Overhead expenses allocated to other cost types increased by $3.5 million due to an increase in total allocable indirect costs. Legal expenses decreased by $2.7 million primarily due to a reduction in legal services related to income tax matters and our patent portfolio.

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

We expect general and administrative expenses as a percentage of revenues to remain consistent in 2015 as compared to 2014.
Interest expense
See Note 6, “Debt and interest expense” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We expect interest expense to remain consistent in 2015 as compared to 2014.
Non-operating income, net
See Note 11, “Non-operating income, net” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Income tax (benefit) expense

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income tax (benefit) expense from continuing operations	$128,051	$(87,679)	$100,210
Effective tax rate	26%	(19)%	24%

Our effective tax rate for 2014 was lower than the statutory federal rate of 35% primarily due to benefits from foreign income taxed at lower rates, partially offset by state income taxes and net income tax expense of $9.8 million due to a non-U.S. income tax charge in the fourth quarter of 2014 related to a reorganization of certain international operations and changes in estimates during 2014 for U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries.

During the fourth quarter of 2013, we liquidated for tax purposes one of our domestic subsidiaries, which allowed us to claim a worthless stock deduction on our 2013 federal income tax return.   We recorded an income tax benefit during the fourth quarter of 2013 of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions.  The financial statement carrying value of this subsidiary was not material. The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded.  If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be. During the fourth quarter of 2013, we recorded an income tax expense of $167.1 million related to taxable income generated in the U.S. as a result of the 2014 repatriation. For funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., our intent remains to indefinitely reinvest those funds outside of the U.S. and accordingly we have not provided deferred U.S. taxes. See Note 12, “Income Taxes,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
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
As of December 31, 2014, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $304.3 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to capital loss carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. Our deferred tax assets related to net operating loss carryforwards decreased in 2014 as the net operating loss carryforwards were utilized to offset 2014 taxable income, including the repatriation of foreign earnings.
We qualified for two tax holidays in Switzerland. The tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of foreign source income. One of the tax holidays is effective through December 31, 2016, and upon expiration may be subject to renewal if certain criteria are satisfied. The other tax holiday in Switzerland expired on December 31, 2014, and has not been extended. These two tax holidays increased our earnings per share by $0.50, $0.18 and $0.11 in 2014, 2013, and 2012, respectively. We qualify for an additional tax holiday in Switzerland which will take effect beginning in 2015. This tax holiday is indefinite, unless the required thresholds are no longer met, or there is a law change which eliminates the holiday. In the fourth quarter of 2014, we incurred a charge of $14.5 million in non-US income taxes as a result of a reorganization of certain international operations. As a result of the tax holiday which becomes effective in 2015, and the reorganization, we do not believe there will be a significant change to our international tax rate after the expiration of the tax holiday in Switzerland.

Income from discontinued operations, net of tax
See Note 4, “Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Liquidity and Capital Resources

	As of December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$191,608	$339,223
Marketable securities	1,233,076	1,384,062
Total	$1,424,684	$1,723,285
As of December 31, 2014, our principal source of liquidity was $191.6 million of cash and cash equivalents and $1.2 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of December 31, 2014, all of our marketable securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
During the second quarter of 2014, we completed the repatriation of approximately $740.9 million of cash held by foreign subsidiaries, net of foreign withholding taxes of $28.1 million. As of December 31, 2014, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $939.0 million. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. We utilized substantially all of the remaining net operating losses generated from the 2013 worthless stock deduction to offset current year taxable income including the taxable income recognized in the U.S. as a result of the repatriation. The repatriation generated foreign source income in the U.S. which allows the Company to claim eligible foreign taxes amounting to $187.7 million paid in the current year and prior years as foreign tax credits instead of as deductions. The majority of these foreign tax credits will expire in 2024. See “Risk Factors - Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our effective tax rates.” As of December 31, 2014, the amount of undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided was $447.0 million.
In 2014, proceeds from sales and maturities of marketable securities, net of purchases were $151.6 million compared with $59.0 million in 2013. In 2012, purchases of marketable securities were $1.4 billion, net of sales and maturities.
In 2014, we repurchased 16.3 million shares of our common stock at an average stock price of $53.15 for an aggregate cost of $867.1 million. In 2013, we repurchased 21.0 million shares of our common stock at an average stock price of $48.65 for an aggregate cost of $1.0 billion. In 2012, we repurchased 7.7 million shares of our common stock at an average stock price of $40.90 for an aggregate cost of $314.6 million. As of December 31, 2014, there was $623.5 million remaining for future share repurchases under the Share Buyback Program. Effective January 30, 2015, the Board of Directors authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.
As of December 31, 2014, we had $1.25 billion principal amount outstanding of 3.25% Subordinated Convertible Debentures due 2037 (See Note 6 “Debt and Interest Expense” of the accompanying consolidated financial statements).
The price of our common stock exceeded the conversion price threshold trigger during the fourth quarter of 2014. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through March 31, 2015. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures.
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
On August 14, 2014, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2014 through February 14, 2015. On February 15, 2015, we will pay contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.

On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior unsecured notes due 2023 in a private offering. The Senior Notes will mature in May 2023. We used a portion of the net proceeds to repay the $100.0 million of outstanding indebtedness under our Unsecured Credit Facility. The remaining portion of the proceeds were used for general corporate purposes including the repurchase of shares under the Share Buyback Program. The Unsecured Credit Facility remains available with a borrowing capacity of $200.0 million.

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

In summary, our cash flows for 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$600,949	$579,397	$537,630
Net cash provided by (used in) investing activities	112,688	(11,062)	(1,442,353)
Net cash used in financing activities	(859,752)	(357,333)	(277,752)
Effect of exchange rate changes on cash and cash equivalents	(1,500)	(2,515)	(138)
Net (decrease) increase in cash and cash equivalents	$(147,615)	$208,487	$(1,182,613)

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

2014 compared to 2013: Cash provided by operating activities increased primarily due to an increase in cash received from customers partially offset by increases in cash paid for interest and cash paid to employees and vendors. Cash received from customers increased primarily due to an increase in new and renewed domain name registrations during 2014. Cash paid for interest increased due to the issuance of the Senior Notes in April 2013. Payments to employees and vendors increased primarily due to an increase in operating expenses.

2013 compared to 2012: Cash provided by operating activities increased primarily due to an increase in cash received from customers, and decreases in cash paid to employees and vendors offset by increases in interest paid and income taxes paid. Cash received from customers increased primarily due to an increase in new and renewed domain name registrations during 2013. Payments to employees and vendors decreased primarily due to the timing of payments to vendors. Interest paid increased in 2013 as a result of the issuance of our Senior Notes in April 2013. Income taxes paid increased primarily due to federal income tax payments made during 2013 based on estimated taxable income before we determined that we would claim a worthless stock deduction that ultimately resulted in a tax loss for the year.

Net cash provided by (used in) by investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.

2014 compared to 2013: The change in cash provided by (used in) investing activities was primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities and a decrease in purchases of property and equipment.

2013 compared to 2012: Cash used in investing activities decreased primarily due to $1.4 billion of purchases of marketable securities, net of sales and maturities, during 2012 compared to $58.5 million of sales and maturities of marketable securities, net of purchases, in 2013, partially offset by an increase in purchases of property and equipment as we continue to invest in our infrastructure.

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.

2014 compared to 2013: Net cash used in financing activities increased due to the proceeds received in 2013 from the issuance of Senior Notes and a decrease in proceeds from stock options exercises and ESPP as well as lower recognized excess tax benefits associated with stock-based compensation, partially offset by a decrease in share repurchases and the repayment of borrowings under our credit facility in 2013.

2013 compared to 2012: Net cash used in financing activities increased primarily due to an increase in share repurchases during 2013 and repayment of the outstanding indebtedness under our Unsecured Credit Facility in 2013, partially offset by proceeds received from the issuance of Senior Notes in 2013.

Impact of Inflation

We do not believe that inflation has had a significant impact on our operations in any of the periods presented.

Income taxes
We derive significant tax savings from the Subordinated Convertible Debentures.  During 2014 and 2013, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures was $154.9 million and $145.8 million, respectively, compared to coupon interest expense of $40.6 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Consolidated Balance Sheet.
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
We do not expect to pay U.S. federal income taxes during 2015 as a result of the interest deduction on our Subordinated Convertible Debentures, and the use of foreign tax credits and research tax credits. We expect the amount of cash paid for non-U.S. income taxes in 2015 to be consistent with 2014.

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2015 are anticipated to be between $40.0 million and $50.0 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 13, “Commitments and Contingencies, ”Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We enter into indemnification agreements with many of our customers in the ordinary course of business. We also entered into indemnification agreements with Symantec in connection with the sale of the Authentication Services business. See Note 13, “Commitments and Contingencies,” Indemnifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2014, we did not have any significant off-balance sheet arrangements. See Note 13, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from Subordinated Convertible Debentures, RSUs and Stock Options
The conversion of our Subordinated Convertible Debentures may dilute the holdings of existing shareholders due to the potential number of shares that could be required to settle the Subordinated Convertible Debentures. We have the intent and ability to settle the principal amount of the Subordinated Convertible Debentures in cash, but the excess of the conversion value over the principal amount (“the conversion spread”) may be settled in shares of common stock. As of December 31, 2014, there are 36.4 million shares of common stock reserved for issuance upon conversion or repurchase of the Subordinated Convertible Debentures. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2014, the conversion spread could have required us to issue up to 14.4 million shares of common stock. See Item 1A. “Risk Factors—We may not have the ability to repurchase the Subordinated Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Subordinated Convertible Debentures; Occurrence of certain events related to our Subordinated Convertible Debentures might have significant adverse accounting, disclosure, tax, and liquidity implications,” of this Form 10-K.
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2014, there are a total of 2.2 million unvested RSUs which represent potential dilution of 1.8%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. There were no stock options granted in the last three years. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option and RSU programs; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

Our marketable securities consist of fixed income securities which are subject to interest rate risk. As of December 31, 2014, we had $1.2 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2014, we held foreign currency forward contracts in notional amounts totaling $29.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market values of our Subordinated Convertible Debentures and the Senior Notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Subordinated Convertible Debentures are subject to market risk due to the convertible feature of the debentures, the fair market value will increase as the market price of our common stock increases, and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Subordinated Convertible Debentures and the Senior Notes but do not impact our financial condition, cash flows or results of operations. As of December 31, 2014, the fair value of the Subordinated Convertible Debentures was approximately $2.2 billion and the fair value of the Senior Notes was $727.6 million, based on available market information from public data sources.

The fair market value of the contingent interest derivative on Subordinated Convertible Debentures is also subject to market risk and, to a lesser extent, to interest rate risk. Generally, the fair market value of the contingent interest derivative will increase or decrease with the fair market value of the Subordinated Convertible Debentures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Verisign’s financial statements required by this Item are set forth as a separate section of this Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2014. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2014
	Quarter Ended				Year Ended
	March 31 (2)	June 30 (3)	September 30 (4)	December 31 (5)	December 31,
	(In thousands, except per share data)
Revenues	$248,796	$250,382	$255,022	$255,917	$1,010,117
Gross Profit	$200,770	$204,393	$208,089	$208,440	$821,692
Operating Income	$139,585	$143,121	$139,500	$142,221	$564,427
Net income	$94,423	$100,176	$95,189	$65,472	$355,260
Net income per share (1):
Basic	$0.71	$0.77	$0.77	$0.54	$2.80
Diluted	$0.64	$0.71	$0.69	$0.48	$2.52
——————

(1)	Net income per share for the year is computed independently and may not equal the sum of the quarterly net income per share.

(2)
Net income for the quarter ended March 31, 2014 was increased by $5.3 million pre-tax unrealized gain due to a decrease in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

(3)
Net income for the quarter ended June 30, 2014 was increased by $5.2 million pre-tax unrealized gain due to a decrease in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures and an additional $5.2 million discrete tax benefit recognized due to changes in estimates of U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries.

(4)
Net income for the quarter ended September 30, 2014 was increased by an $11.4 million discrete income tax benefit recognized due to changes in estimates of U.S. income taxes related to the 2014 repatriation of earnings from foreign subsidiaries, partially offset by $6.6 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

(5)
Net income for the fourth quarter of 2014 was reduced by an income tax expense of $26.4 million due to non-U.S. income taxes related to a reorganization of certain international operations and changes in estimates of U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries.

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

(3)
Net income for the quarter ended December 31, 2013 includes a $375.3 million income tax benefit related to a worthless stock deduction net of valuation allowances and accrual for uncertain tax positions, and $15.8 million pre-tax gain on sale of certain cost method investments, partially offset by $167.1 million income tax expense related to the repatriation of cash held by foreign subsidiaries in 2014, and $8.1 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures. Income tax benefit related to the worthless stock deduction and income tax expense related to the repatriation of cash held by foreign subsidiaries is further described in Note 12, “Income Taxes,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference (“2015 Proxy Statement”).

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

Information required by this item is incorporated herein by reference to our 2015 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2014,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2015 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2015 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

Table of Contents

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2. Financial statement schedules

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein.	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals.	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.01	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	7/24/14	3.01

3.02	Seventh Amended and Restated Bylaws of VeriSign, Inc.	10-Q	7/24/14	3.02

4.01	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.02	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc. Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. Form of Note (included in Exhibit 4.03).	8-K/A	9/6/07	4.2

4.03	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.04	Form of Note (included in Exhibit 4.03).	8-K	4/17/13	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.	10-K	3/31/03	10.02

10.02	409A Options Election Form and related documentation. +	8-K	1/4/07	99.01

10.03	Registrant's 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement. +	S-8	6/23/03	4.02

10.04	Registrant's 2001 Stock Incentive Plan, as amended through November 22, 2002. +	10-K	3/31/03	10.08

10.05	Registrant's 2006 Equity Incentive Plan, as adopted May 26, 2006. +	10-Q	7/12/07	10.02

10.06	Registrant's 2006 Equity Incentive Plan, form of Stock Option Agreement. +	10-Q	7/12/07	10.03

10.07	Registrant's 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant. +	10-Q	8/9/07	10.01

10.08	Nonqualified Registrant's 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant. +	S-1	11/5/07	10.15

10.09	Registrant's 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.04

10.10	Registrant's 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.05

10.11	Registrant's 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement. +	8-K	8/30/07	99.1

10.12	Registrant's 2007 Employee Stock Purchase Plan, as adopted August 30, 2007. +	S-1	11/5/07	10.19

10.13	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.14	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended.	S-1	1/29/98	10.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.15	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.16	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.17	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation.*	S-1	1/29/98	10.18

10.18	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.19	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.20	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.21	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. *	S-1	11/5/07	10.44

10.22	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007.*	10-Q	7/16/07	10.03

10.23	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. *	10-Q	5/12/08	10.01

10.24	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.25	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.03

10.26	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.27	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.28	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.29	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008. +	10-Q	11/7/08	10.07

10.30	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.31	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.32	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

10.33	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.34	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009.	10-Q	5/8/09	10.03

10.35	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/6/09	10.01

10.36	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. *	10-Q	11/6/09	10.05

10.37	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/6/09	10.06

10.38	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/6/09	10.07

10.39	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.40	Acquisition Agreement between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. *	10-Q	8/3/10	10.01

10.41	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement. +	10-Q	8/3/10	10.02

10.42	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.03

10.43	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement. +	10-Q	8/3/10	10.04

10.44	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.05

10.45	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company as Landlord, and VeriSign, Inc., a Delaware corporation as Tenant, dated as of September 15, 2010.	10-Q	10/29/10	10.01

10.46	VeriSign, Inc. Annual Incentive Compensation Plan. +	10-K	2/24/11	10.64

10.47	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/11	10.65

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.48	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into as of June 27, 2011.	8-K	6/28/11	10.01

10.49	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +	10-Q	7/29/11	10.02

10.50	Form of Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/29/11	10.03

10.51	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/29/11	10.04

10.52	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +	10-Q	7/29/11	10.05

10.53	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +	10-Q	7/29/11	10.06

10.54	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.55	Credit Agreement, dated as of November 22, 2011 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	11/29/11	10.01

10.56	Guarantee Agreement, dated as of November 22, 2011, among VeriSign, Inc., the other guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/29/11	10.02

10.57	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/12	10.75

10.58	Employment Offer Letter between the Registrant and George E. Kilguss, III dated April 20, 2012+	10-Q	7/27/12	10.01

10.59	Letter Agreement between the Registrant and George E. Kilguss, III dated June 28, 2012. +	10-Q	7/27/12	10.02

10.60	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.61	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.62	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2
10.63	VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.02

10.64	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.03

10.65	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.04

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.66	Registration Rights Agreement, dated April 16, 2013, by and among VeriSign, Inc., VeriSign Information Services, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers.	8-K	4/17/13	10.01

10.67	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/24/14	10.01

10.68	Amendment No. 1 to VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement(s). +				X

10.69	Separation and General Release Agreement between VeriSign, Inc. and Richard H. Goshorn, effective as of November 29, 2014.+				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 13th day of February 2015.
VERISIGN, INC.

By:	/S/ D. JAMES BIDZOS
D. James Bidzos
President and Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints D. James Bidzos, George E. Kilguss, III, and Thomas C. Indelicarto, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2015.

Signature	Title

/S/ D. JAMES BIDZOS	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ WILLIAM L. CHENEVICH	Director
WILLIAM L. CHENEVICH

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

Director
JOHN D. ROACH

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON

FINANCIAL STATEMENTS
As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of Verisign, Inc. are provided in this separate section. The consolidated financial statements included in this section are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited VeriSign, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 13, 2015

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$191,608	$339,223
Marketable securities	1,233,076	1,384,062
Accounts receivable, net	13,448	13,631
Other current assets	52,475	66,283
Total current assets	1,490,607	1,803,199
Property and equipment, net	319,028	339,653
Goodwill	52,527	52,527
Long-term deferred tax assets	266,954	437,643
Other long-term assets	25,743	27,745
Total long-term assets	664,252	857,568
Total assets	$2,154,859	$2,660,767
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$190,278	$149,276
Deferred revenues	621,307	595,221
Subordinated convertible debentures, including contingent interest derivative	631,190	624,056
Deferred tax liabilities	477,781	660,633
Total current liabilities	1,920,556	2,029,186
Long-term deferred revenues	269,047	260,615
Senior notes	750,000	750,000
Other long-term tax liabilities	98,722	44,524
Total long-term liabilities	1,117,769	1,055,139
Total liabilities	3,038,325	3,084,325
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 321,699 at December 31, 2014 and 320,358 at December 31, 2013; Outstanding shares: 118,452 at December 31, 2014 and 133,724 at December 31, 2013	322	320
Additional paid-in capital	18,120,045	18,935,302
Accumulated deficit	(19,000,835)	(19,356,095)
Accumulated other comprehensive loss	(2,998)	(3,085)
Total stockholders’ deficit	(883,466)	(423,558)
Total liabilities and stockholders’ deficit	$2,154,859	$2,660,767
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$1,010,117	$965,087	$873,592
Costs and expenses:
Cost of revenues	188,425	187,013	167,600
Sales and marketing	92,001	89,337	97,809
Research and development	67,777	70,297	61,694
General and administrative	97,487	90,208	89,162
Total costs and expenses	445,690	436,855	416,265
Operating income	564,427	528,232	457,327
Interest expense	(85,994)	(74,761)	(50,196)
Non-operating income, net	4,878	3,300	5,564
Income from continuing operations before income taxes	483,311	456,771	412,695
Income tax (expense) benefit	(128,051)	87,679	(100,210)
Income from continuing operations, net of tax	355,260	544,450	312,485
Income from discontinued operations, net of tax	—	—	7,547
Net income	355,260	544,450	320,032
Realized foreign currency translation adjustments, included in net income	—	81	—
Unrealized gain (loss) on investments, net of tax	84	(369)	2,757
Realized loss (gain) on investments, net of tax, included in net income	3	(2,409)	(61)
Other comprehensive income (loss)	87	(2,697)	2,696
Comprehensive income	$355,347	$541,753	$322,728

Basic income per share:
Continuing operations	$2.80	$3.77	$1.99
Discontinued operations	—	—	0.05
Net income	$2.80	$3.77	$2.04
Diluted income per share:
Continuing operations	$2.52	$3.49	$1.91
Discontinued operations	—	—	0.04
Net income	$2.52	$3.49	$1.95
Shares used to compute net income per share
Basic	126,710	144,591	156,953
Diluted	140,895	155,786	163,909
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2011	159,422	$317	$20,135,237	$(20,220,577)	$(3,084)	$(88,107)
Net income	—	—	—	320,032	—	320,032
Other comprehensive income	—	—	—	—	2,696	2,696
Issuance of common stock under stock plans	1,941	2	29,301	—	—	29,303
Stock-based compensation	—	—	36,199	—	—	36,199
Net excess income tax benefits associated with stock-based compensation	—	—	16,045	—	—	16,045
Repurchase of common stock	(7,971)	—	(325,680)	—	—	(325,680)
Other	—	—	189	—	—	189
Balance at December 31, 2012	153,392	319	19,891,291	(19,900,545)	(388)	(9,323)
Net income	—	—	—	544,450	—	544,450
Other comprehensive loss	—	—	—	—	(2,697)	(2,697)
Issuance of common stock under stock plans	1,636	1	20,666	—	—	20,667
Stock-based compensation	—	—	39,642	—	—	39,642
Net excess income tax benefits associated with stock-based compensation	—	—	19,320	—	—	19,320
Repurchase of common stock	(21,304)	—	(1,035,617)	—	—	(1,035,617)
Balance at December 31, 2013	133,724	320	18,935,302	(19,356,095)	(3,085)	(423,558)
Net income	—	—	—	355,260	—	355,260
Other comprehensive income	—	—	—	—	87	87
Issuance of common stock under stock plans	1,341	2	17,595	—	—	17,597
Stock-based compensation	—	—	46,728	—	—	46,728
Net excess income tax benefits associated with stock-based compensation	—	—	3,823	—	—	3,823
Repurchase of common stock	(16,613)	—	(883,403)	—	—	(883,403)
Balance at December 31, 2014	118,452	$322	$18,120,045	$(19,000,835)	$(2,998)	$(883,466)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$355,260	$544,450	$320,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	63,690	60,655	54,819
Stock-based compensation	43,977	36,649	33,362
Excess tax benefit associated with stock-based compensation	(6,054)	(19,320)	(18,436)
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(2,249)	17,801	(422)
Loss (gain) on sale of investments	5	(18,861)	(102)
Other, net	11,353	14,182	11,505
Changes in operating assets and liabilities
Accounts receivable	(73)	(2,500)	3,327
Prepaid expenses and other assets	11,571	(2,694)	(9,344)
Accounts payable and accrued liabilities	45,419	19,065	(13,534)
Deferred revenues	34,518	43,254	84,011
Net deferred income taxes and other long-term tax liabilities	43,532	(113,284)	72,412
Net cash provided by operating activities	600,949	579,397	537,630
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	3,428,659	3,508,569	1,234,156
Purchases of marketable securities	(3,277,096)	(3,450,068)	(2,622,898)
Purchases of property and equipment	(39,327)	(65,594)	(53,023)
Other investing activities	452	(3,969)	(588)
Net cash provided by (used in) investing activities	112,688	(11,062)	(1,442,353)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	17,597	20,667	29,303
Repurchases of common stock	(883,403)	(1,035,617)	(325,680)
Proceeds from senior notes, net of issuance costs	—	738,297	—
Repayment of borrowings	—	(100,000)	—
Excess tax benefit associated with stock-based compensation	6,054	19,320	18,436
Other financing activities	—	—	189
Net cash used in financing activities	(859,752)	(357,333)	(277,752)
Effect of exchange rate changes on cash and cash equivalents	(1,500)	(2,515)	(138)
Net (decrease) increase in cash and cash equivalents	(147,615)	208,487	(1,182,613)
Cash and cash equivalents at beginning of period	339,223	130,736	1,313,349
Cash and cash equivalents at end of period	$191,608	$339,223	$130,736
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$75,088	$58,928	$41,276
Cash paid for income taxes, net of refunds received	$35,201	$26,133	$19,436
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012
Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the Internet’s Domain Name System (DNS). NIA Services provides infrastructure assurance services consisting of Distributed Denial of Services (“DDoS”) Protection Services, Verisign iDefense Security Intelligence Services (“iDefense”) and Managed Domain Name System (“Managed DNS”).

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

Significant Accounting Policies

Cash and Cash Equivalents

Verisign considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include certain money market funds, debt securities and various deposit accounts. Verisign maintains its cash and cash equivalents with financial institutions that have investment grade ratings and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions.

Marketable Securities

Marketable securities consist of debt securities issued by the U.S. Treasury. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive loss. The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that have been capitalized. The following table summarizes the costs capitalized during 2014 and 2013, related to third-party implementation and consulting services as well as costs related to internally developed software.

	Year Ended December 31,
	2014	2013
	(In thousands)
Third-party implementation and consulting services	$1,305	$6,361
Internally developed software	$20,039	$22,138

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

3.25% Junior Subordinated Convertible Debentures Due 2037 (“Subordinated Convertible Debentures”)

Verisign separately accounts for the liability (debt) and equity (conversion option) components of the Subordinated Convertible Debentures in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The excess of the principal amount of the Subordinated Convertible Debentures over the fair value of the liability component is the equity component or debt discount. Such excess represents the estimated fair value of the conversion feature and is recorded as Additional paid-in capital. The debt discount is amortized using the Company’s effective interest rate over the term of the Subordinated Convertible Debentures as a non-cash charge to interest expense. The Subordinated Convertible Debentures also have a contingent interest payment provision that may require the Company to pay interest based on certain thresholds, beginning with the semi-annual interest period which commenced on August 15, 2014, and upon the occurrence of certain events, as outlined in the Indenture governing the Subordinated Convertible Debentures. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately at fair value, and is marked to market at the end of each reporting period, with any gains and losses recorded in Non-operating income, net.

Foreign Currency Remeasurement

Verisign conducts business throughout the world and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income, net. The Company recorded a remeasurement gain of $1.0 million in 2014, a loss of $3.1 million in 2013, and a loss of $0.9 million in 2012.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating income, net. The Company recorded gains of $1.5 million in 2013 related to foreign currency forward contracts. The Company recorded losses related to foreign currency forward contracts of less than $1.0 million in 2014 and 2012.

As of December 31, 2014, Verisign held foreign currency forward contracts in notional amounts totaling $29.7 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

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

•
Collectability is reasonably assured: Collectability is assessed on a customer-by-customer basis. Verisign typically sells to customers for whom there is a history of successful collection. The majority of customers either maintain a deposit with Verisign or provide an irrevocable letter of credit in excess of the amounts owed. New customers are subjected to a credit review process that evaluates the customer’s financial condition and, ultimately, their ability to pay. If Verisign determines from the outset of an arrangement that collectability is not probable based upon its credit review process, revenues are recognized as cash is collected.

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

Registry Services

Registry Services revenues primarily arise from fixed fees charged to registrars for the initial registration or renewal of .com, .net, and other domain names. Revenues from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term, generally one year and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal term.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses were $10.4 million, $13.2 million, and $10.2 million in 2014, 2013, and 2012, respectively.

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

Stock-based Compensation

During 2014, the Company’s stock-based compensation was primarily related to RSUs granted to employees. There were no stock options granted in any period presented. The Company used the Black-Scholes option pricing model to determine the fair value of its employee stock purchase plan (“ESPP”) offerings. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. For the awards that are expected to vest, after considering estimated forfeitures, stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period for each such award. The Company also grants RSUs which include performance conditions, and in some cases market conditions, to certain executives. The expense for these performance-based RSUs is recognized on a graded vesting schedule over the term of the award based on

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

the probable outcome of the performance conditions, The expense recognized for awards with market conditions is based on the grant date fair value of the awards including the impact of the market conditions.

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents, marketable debt securities, foreign currency forward contracts, and the contingent interest derivative associated with the Subordinated Convertible Debentures.

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

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	As of December 31,
	2014	2013
	(In thousands)
Cash	$110,799	$72,232
Money market funds	85,453	246,492
Time deposits	3,383	3,978
Debt securities issued by the U.S. Treasury	1,233,076	1,409,062
Total	$1,432,711	$1,731,764

Included in Cash and cash equivalents	$191,608	$339,223
Included in Marketable securities	$1,233,076	$1,384,062
Included in Other long-term assets (Restricted cash)	$8,027	$8,479

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

The fair value of the debt securities held as of December 31, 2014 was $1.2 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of December 31, 2014 have contractual maturities of less than one year.
Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2014:
Assets:
Investments in money market funds	$85,453	$85,453	$—	$—
Debt securities issued by the U.S. Treasury	1,233,076	1,233,076	—	—
Foreign currency forward contracts (1)	330	—	330	—
Total	$1,318,859	$1,318,529	$330	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$26,755	$—	$—	$26,755
Foreign currency forward contracts (2)	169	—	169	—
Total	$26,924	$—	$169	$26,755
As of December 31, 2013:
Assets:
Investments in money market funds	$246,492	$246,492	$—	$—
Debt securities issued by the U.S. Treasury	1,409,062	1,409,062	—	—
Foreign currency forward contracts (1)	141	—	141	—
Total	$1,655,695	$1,655,554	$141	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$29,004	$—	$—	$29,004
Foreign currency forward contracts (2)	131	—	131	—
Total	$29,135	$—	$131	$29,004

(1)	Included in Other current assets

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Subordinated Convertible Debentures. The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of December 31, 2014, the valuation of the contingent interest derivative assumed a volatility rate of approximately 32%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at December 31, 2014. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on Subordinated Convertible Debentures during the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Beginning balance	$29,004	$11,203
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(2,249)	17,801
Ending balance	$26,755	$29,004

On August 14, 2014, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2014 through February 14, 2015. On February 15, 2015, the Company will pay contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. The value of the contingent interest payable in February 2015 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of December 31, 2014.
Other
As of December 31, 2014, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair values of the Company’s Subordinated Convertible Debentures and the Company’s senior notes due 2023 (the “Senior Notes”) as of December 31, 2014, were $2.2 billion and $727.6 million, respectively, and are based on available market information from public data sources. These fair value measurements are classified as Level 2.

Note 4.    Discontinued Operations

Income from discontinued operations in 2012 is primarily related to the reimbursement of previously incurred litigation and legal defense costs received upon the settlement of indemnification claims with selling shareholders of a previously acquired business that was later divested. Income from discontinued operations in 2012 also includes the reversal of certain retained liabilities and the reversal of certain accruals for retained litigation related to the prior operations of a divested business.

Note 5. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2014	2013
	(In thousands)
Prepaid expenses	$16,190	$13,502
Income tax and other receivables	24,821	39,884
Debt issuance costs	10,570	10,705
Deferred tax assets	247	1,743
Other	647	449
Total other current assets	$52,475	$66,283

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Income tax and other receivables, includes a federal income tax receivable recognized in connection with a worthless stock deduction as discussed in Note 12, “Income Taxes.”

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2014	2013
	(In thousands)
Land	$31,141	$31,141
Buildings and building improvements	243,300	240,572
Computer equipment and software	403,945	359,331
Capital work in progress	7,520	16,213
Office equipment and furniture	6,341	6,305
Leasehold improvements	1,858	2,189
Total cost	694,105	655,751
Less: accumulated depreciation	(375,077)	(316,098)
Total property and equipment, net	$319,028	$339,653

Goodwill

The following table presents the detail of goodwill:

	As of December 31,
	2014	2013
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2014	2013
	(In thousands)
Debt issuance costs	$10,160	$11,521
Long-term restricted cash	8,028	8,479
Other tax receivable	5,673	5,811
Long-term prepaid expenses and other assets	1,882	1,934
Total other long-term assets	$25,743	$27,745

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2014	2013
	(In thousands)
Accounts payable	$29,335	$24,843
Accrued employee compensation	49,470	49,974
Customer deposits, net	30,103	20,869
Taxes payable and other tax liabilities	47,079	19,853
Other accrued liabilities	34,291	33,737
Total accounts payable and accrued liabilities	$190,278	$149,276
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
The Company pays interest on the Senior Notes at 4.625% per annum, semi-annually on May 1 and November 1, commencing on November 1, 2013. The Company may redeem all or a portion of the Senior Notes at any time prior to May 1, 2018 at a price equal to 100% of the principal amount of the Senior Notes plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or before May 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at a redemption price of 104.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. The Company may redeem all or a portion of the Senior Notes at any time on or after May 1, 2018 at the applicable redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences specific kinds of changes in control and if the Senior Notes are rated below investment grade by both rating agencies that rate the Senior Notes, the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

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
The facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.0 to 1.0. As of December 31, 2014, the Company was in compliance with the financial covenants of the Unsecured Credit Facility.
Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million during the term of the Unsecured Credit Facility.

Subordinated Convertible Debentures

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% subordinated convertible debentures due August 15, 2037, in a private offering. The Subordinated Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Subordinated Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Subordinated Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2014, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Subordinated Convertible Debentures.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

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

The Company’s common stock price exceeded the Conversion Price Threshold Trigger during the fourth quarter of 2014. Accordingly, the Subordinated Convertible Debentures were convertible at the option of each holder during the first quarter of 2015. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, classified the debt component of the Subordinated Convertible Debentures, the embedded contingent interest derivative and the related deferred tax liability as current liabilities, and also classified the related debt issuance costs as a current asset as of December 31, 2014. The determination of whether or not the Subordinated Convertible Debentures are convertible, and accordingly, the classification of the related liabilities and assets as long-term or current, must continue to be performed quarterly. As of December 31, 2014, the if-converted value of the Subordinated Convertible Debentures exceeded its principal amount. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2014, the conversion spread could have required the Company to issue up to an additional 14.4 million shares of common stock.

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

On August 14, 2014, the upside contingent interest trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2014 through February 14, 2015. On February 15, 2015 the Company will pay contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Subordinated Convertible Debentures. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Subordinated Convertible Debentures as a non-cash charge included in Interest expense. As of December 31, 2014, the remaining term of the Subordinated Convertible Debentures is 22.6 years. Interest is payable semiannually in arrears on August 15 and February 15.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Proceeds upon issuance of the Subordinated Convertible Debentures were as follows (in thousands):

Principal value of Subordinated Convertible Debentures	$1,250,000
Less: Issuance costs	(25,777)
Net proceeds, Subordinated Convertible Debentures	$1,224,223
Amounts recognized at issuance:
Subordinated Convertible Debentures, including contingent interest derivative	$558,243
Additional paid-in capital	418,996
Long-term deferred tax liabilities	267,225
Other long-term assets	(11,328)
Non-operating loss	(8,913)
Net proceeds, Subordinated Convertible Debentures	$1,224,223

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2014	2013
	(In thousands)
Debt discount upon issuance (net of issuance costs of $14,449)	$686,221	$686,221
Deferred taxes associated with the debt discount upon issuance	(267,225)	(267,225)
Carrying amount of equity component	$418,996	$418,996

Principal amount of Subordinated Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(645,565)	(654,948)
Carrying amount of liability component	604,435	595,052
Contingent interest derivative	26,755	29,004
Subordinated Convertible Debentures, including contingent interest derivative	$631,190	$624,056

The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$40,625	$40,625	$40,625
Contractual interest on Senior Notes	34,688	24,570	—
Amortization of debt discount on the Subordinated Convertible Debentures	9,412	8,670	7,986
Interest capitalized to Property and equipment, net	(707)	(1,218)	(934)
Credit facility and other interest expense	1,976	2,114	2,519
Total interest expense	$85,994	$74,761	$50,196

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Note 7. Stockholders’ Deficit

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of minimum tax withholdings due upon vesting of RSUs.

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

Effective January 30, 2015, our Board of Directors authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

The summary of the Company’s common stock repurchases for 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	16,316	$53.15	21,006	$48.65	7,692	$40.90
Total repurchases for tax withholdings	297	$54.73	298	$46.16	279	$39.63
Total repurchases	16,613	$53.18	21,304	$48.61	7,971	$40.86
Total costs	$883,403		$1,035,617		$325,680

Since inception, the Company has repurchased 203.2 million shares of its common stock for an aggregate cost of $6.9 billion, which is recorded as a reduction of Additional paid-in capital.
Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2014 and 2013:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain On Investments, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2012	$(3,241)	$2,853	$(388)
Changes	81	(2,778)	(2,697)
Balance, December 31, 2013	(3,160)	75	(3,085)
Changes	—	87	87
Balance, December 31, 2014	$(3,160)	$162	$(2,998)

The change in the unrealized gain on investments, net of tax during 2013 was due primarily to the sale of the Company’s investment in the equity securities of a public company and the reclassification of the related gain out of Accumulated other comprehensive loss and into net income. This gain is included in Non-operating income, net as discussed in Note 11, “Non-Operating Income, net”.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Note 8. Calculation of Net Income per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Weighted-average shares of common stock outstanding	126,710	144,591	156,953
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	13,384	10,361	5,944
Unvested RSUs	740	709	763
Stock Options	27	92	174
Employee stock purchase plan	34	33	75
Shares used to compute diluted net income per share	140,895	155,786	163,909

The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 9. Geographic and Customer Information

The Company generates revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, India, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S	$616,125	$585,201	$530,111
EMEA	182,897	169,767	135,084
APAC	133,748	129,664	130,648
Other	77,347	80,455	77,749
Total revenues	$1,010,117	$965,087	$873,592

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2014	2013
	(In thousands)
U.S	$308,563	$325,636
EMEA	9,919	13,317
APAC	546	700
Total property and equipment, net	$319,028	$339,653

Major Customers

One customer accounted for approximately 31% of revenues in 2014 and 30% in 2013 and 2012. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

Note 10. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. In 2014, 2013 and 2012, the Company matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary. The Company contributed $3.4 million in 2014, $3.1 million in 2013, and $2.8 million in 2012 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of Verisign’s stock-based compensation relates to RSUs.  As of December 31, 2014, a total of 13.3 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under Verisign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces Verisign’s previous 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. Certain performance-based RSUs, granted to the Company’s executives, vest over two and three year terms. Additionally, the Company has granted fully vested RSUs to members of its Board of Directors in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan which replaced the previous 1998 Employee Stock Purchase Plan. A total of 6.0 million common shares were authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2014, 1.7 million shares of the Company’s common stock are reserved for issuance under this plan.

Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock-based compensation:
Cost of revenues	$6,400	$6,156	$5,754
Sales and marketing	8,023	6,252	6,091
Research and development	7,018	7,199	6,023
General and administrative	22,536	17,042	15,494
Total stock-based compensation	$43,977	$36,649	$33,362

The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
RSUs	$32,304	$29,123	$28,874
Performance-based RSUs	10,232	5,033	1,933
ESPP	4,192	5,307	4,436
Stock options	—	179	956
Capitalization (Included in Property and equipment, net)	(2,751)	(2,993)	(2,837)
Total stock-based compensation expense	$43,977	$36,649	$33,362

The income tax benefit recognized on stock-based compensation within Income tax expense for 2014, 2013, and 2012 was $15.1 million, $11.9 million, and $9.4 million, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of ESPP awards:

	Year Ended December 31,
	2014	2013	2012
Volatility	24%	26%	26%
Risk-free interest rate	0.16%	0.14%	0.16%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

The Company’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the awards and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. On the ESPP offering dates, the Company did not anticipate paying any cash dividends and therefore used an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation only for those awards that are expected to vest.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	2,442	$38.00	2,478	$32.07	2,345	$27.33
Granted	909	55.05	1,132	45.08	1,341	38.20
Vested and settled	(878)	35.99	(900)	30.73	(881)	27.57
Forfeited	(294)	44.00	(268)	36.09	(327)	32.34
	2,179	$46.36	2,442	$38.00	2,478	$32.07

The RSUs in the table above include certain RSUs granted to the Company’s executives that are subject to performance conditions, and in some cases, market conditions. The unvested RSUs as of December 31, 2014 include approximately 0.3 million RSUs subject to performance and/or market conditions. The number of RSUs that ultimately vest may range from zero to a maximum of 0.6 million RSUs depending on the level of performance achieved and whether any market conditions are satisfied.

The closing price of Verisign’s stock was $57.00 on December 31, 2014. As of December 31, 2014, the aggregate intrinsic value of unvested RSUs was $124.3 million. The fair values of RSUs that vested during 2014, 2013, and 2012 were $47.9 million, $41.5 million, and $31.7 million, respectively. As of December 31, 2014, total unrecognized compensation cost related to unvested RSUs was $56.4 million which is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options Information

The Company has not granted any stock options in each of the last three years. The number of remaining options outstanding is not material. As of December 31, 2014, all of the compensation cost related to the Company’s stock options has been recognized.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Note 11. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Realized net (loss) gain on investments	$(5)	$18,861	$102
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	2,249	(17,801)	422
Interest and dividend income	922	1,897	2,957
Income from transition services agreements	—	—	2,541
Other, net	1,712	343	(458)
Total non-operating income, net	$4,878	$3,300	$5,564
The realized net gain on investments in 2013 included gains of $15.8 million from the sale of certain cost method investments, and $3.0 million from the sale of the Company’s investment in the equity securities of a public company. The unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that results primarily from the changes in the Company’s stock price. Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. All transition services were completed in 2012.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Note 12. Income Taxes

Income from continuing operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$270,373	$250,041	$245,745
Foreign	212,938	206,730	166,950
Total income from continuing operations before income taxes	$483,311	$456,771	$412,695

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Continuing Operations:
Current (expense) benefit:
Federal	$(4,643)	$(1,104)	$(13,553)
State	14	(8,150)	(7,960)
Foreign, including foreign witholding tax	(69,614)	(13,613)	(8,498)
	(74,243)	(22,867)	(30,011)
Deferred (expense) benefit:
Federal	(76,614)	53,629	(67,700)
State	(15,402)	66,701	(6,760)
Foreign	38,208	(9,784)	4,261
	(53,808)	110,546	(70,199)
Total income tax expense (benefit) from continuing operations	$(128,051)	$87,679	$(100,210)
Income tax (expense) benefit from discontinued operations	$—	$—	$(3,594)

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to Income from continuing operations before income taxes is attributable to the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax expense at federal statutory rate	$(169,159)	$(159,870)	$(144,443)
State taxes, net of federal benefit	(11,308)	(13,821)	(10,003)
Differences between statutory rate and foreign effective tax rate	57,876	51,016	51,780
Reorganization of certain non-U.S. operations	(14,474)	—	—
Tax (expense) benefit from worthless stock deduction	(14,497)	1,717,466	—
Change in valuation allowance	41,700	(1,195,303)	5,760
Repatriation of foreign earnings	4,164	(167,115)	—
Accrual for uncertain tax positions	(22,719)	(140,596)	(306)
Other	366	(4,098)	(2,998)
	$(128,051)	$87,679	$(100,210)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

During 2014 the Company completed the previously disclosed repatriation of $740.9 million of cash held by foreign subsidiaries, net of $28.1 million of foreign withholding taxes which were accrued during 2013. The Company utilized the majority of the remaining deferred tax asset for net operating loss carryforwards generated from the 2013 worthless stock deduction to offset the income tax resulting from current year income and the repatriation. The repatriation amount utilized substantially all of the available capital reserves of the Company’s foreign subsidiaries that were legally distributable under applicable foreign statutes. During the fourth quarter of 2013, the Company recorded income tax expense of $167.1 million related to taxable income generated in the U.S. as a result of the intended repatriation. For funds remaining in the foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., the Company’s intention remains to indefinitely reinvest those funds outside of the U.S. and accordingly deferred U.S. taxes have not been provided. As of December 31, 2014, the amount of undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided was $447.0 million. As a result of the completion of the repatriation during 2014 and changes to estimates related to the 2013 worthless stock deduction, the Company recognized a net income tax benefit of $8.6 million during 2014. The components of this net benefit are included in the table above for changes in valuation allowances, adjustments to the benefit from the worthless stock deduction, changes to the accrual for uncertain tax positions and the repatriation of foreign earnings.
The Company qualifies for two tax holidays in Switzerland. The tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of foreign source income. One of the tax holidays is effective through December 31, 2016, and upon expiration may be subject to renewal if certain criteria are satisfied. The other tax holiday in Switzerland expired on December 31, 2014, and has not been extended. These two tax holidays increased the Company’s earnings per share by $0.50, $0.18 and $0.11 in 2014, 2013, and 2012, respectively. The Company qualifies for an additional tax holiday in Switzerland which will take effect beginning in 2015. This tax holiday is indefinite, unless the required thresholds are no longer met, or there is a law change which eliminates the holiday. In the fourth quarter of 2014, the Company incurred a charge of $14.5 million in non-US income taxes as a result of a reorganization of certain international operations. As a result of the tax holiday which becomes effective in 2015, and the reorganization, the Company believes it will not have a significant change to its international tax rate after the expiration of the tax holiday in Switzerland.

During 2013, the Company liquidated for tax purposes one of its domestic subsidiaries, which allowed the Company to claim a worthless stock deduction on its 2013 federal income tax return. During the fourth quarter of 2013 the Company recorded an income tax benefit of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions. The financial statement carrying value of this subsidiary was not material. The worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, the Company may have to pay additional cash income taxes, which could adversely affect the Company’s results of operations, financial condition and cash flows. The Company cannot guarantee what the ultimate outcome or amount of benefit it receives, if any, will be.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$61,059	$260,253
Deductible goodwill and intangible assets	34,586	48,365
Tax credit carryforwards	100,190	4,432
Deferred revenue, accruals and reserves	103,794	99,934
Capital loss carryforwards and book impairment of investments	1,161,896	1,210,529
Other	4,956	5,060
Total deferred tax assets	1,466,481	1,628,573
Valuation allowance	(1,162,170)	(1,203,870)
Net deferred tax assets	304,311	424,703
Deferred tax liabilities:
Property and equipment	(16,115)	(19,354)
Unremitted foreign earnings	—	(167,115)
Subordinated Convertible debentures	(494,625)	(453,825)
Other	(4,151)	(5,656)
Total deferred tax liabilities	(514,891)	(645,950)
Total net deferred tax liabilities	$(210,580)	$(221,247)

With the exception of deferred tax assets related to capital loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

As of December 31, 2014, the Company had federal, state and foreign net operating loss carryforwards of approximately $39.7 million, $1.6 billion, and $ 22.1 million, respectively, before applying tax rates for the respective jurisdictions. As of December 31, 2014, the Company had federal and state research tax credits of $41.3 million and $2.1 million, respectively, and alternative minimum tax credits of $22.4 million available for future years. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate, tax effected amount of $71.3 million will be recorded to Additional paid-in capital when carried forward excess tax benefits from stock-based compensation are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2015 through 2034. The foreign net operating loss can be carried forward indefinitely. As of December 31, 2014, the Company had federal and state capital loss carryforwards of $3.0 billion and $3.1 billion, respectively, before applying tax rates for the respective jurisdictions. The capital loss carryforwards expire in 2018 and are also subject to annual limitations under Internal Revenue Code Section 382. The Company does not expect to realize any tax benefits from the capital loss carryforwards and accordingly has reserved the entire amount through valuation allowance and accrual for uncertain tax positions. There is a foreign tax credit carryforward of $187.7 million as a result of the repatriation.  The repatriation generated foreign source income in the U.S. which should enable the Company to claim eligible foreign taxes paid in the current year and prior years as foreign tax credits instead of as deductions. The benefit from these foreign tax credits was included in the computation of the deferred tax liability on unremitted foreign earnings as of December 31, 2013. The majority of these foreign tax credits will expire in 2024.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

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

In 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, Or a Tax Credit Carryforward Exists.” This ASU generally requires that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $108.1 million and $140.6 million as of December 31, 2014 and 2013, respectively.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2014	2013
	(In thousands)
Gross unrecognized tax benefits at January 1	$197,189	$56,593
Increases in tax positions for prior years	22,538	83
Increases in tax positions for current year	181	140,513
Gross unrecognized tax benefits at December 31	$219,908	$197,189

As of December 31, 2014, approximately $210.3 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The IRS is examining the Company’s federal income tax returns for fiscal years 2010 through 2012. It is reasonably possible that during the next twelve months, the Company’s unrecognized tax benefits may change by a significant amount as a result of the audit. However the timing of completion and ultimate outcome of the audit remains uncertain. Therefore, the Company cannot currently estimate the impact on the balance of unrecognized tax benefits.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.

The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. As stated previously, the Company’s federal income tax returns are currently under examination by the Internal Revenue Service for the years ended December 31, 2010, 2011 and 2012. The Company’s other tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2013 tax year and forward.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

Note 13. Commitments and Contingencies

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Subordinated Convertible Debentures and the Senior Notes:

	Purchase Obligations	Leases	.tv Agreement	Senior Notes	Subordinated Convertible Debentures	Total
	(In thousands)
2015	$20,894	$1,920	$5,000	$34,688	$45,851	$108,353
2016	6,036	1,346	5,000	34,688	40,625	87,695
2017	1,369	252	5,000	34,688	40,625	81,934
2018	—	—	5,000	34,688	40,625	80,313
2019	—	—	5,000	34,688	40,625	80,313
Thereafter	—	—	10,000	888,747	1,966,016	2,864,763
Total	$28,299	$3,518	$35,000	$1,062,187	$2,174,367	$3,303,371

The amounts in the table above exclude $210.3 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2017.

Verisign leases a portion of its facilities under operating leases that extend through 2017. Rental expenses under operating leases were $1.6 million in 2014, $1.9 million in 2013, and $3.0 million in 2012.
On November 29, 2012, the Company renewed its agreement with Internet Corporation for Assigned Name and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com TLD through November 30, 2018. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. As of December 31, 2014, there were 115.6 million domain names in the .com TLD. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com TLD of $28.4 million in 2014, $27.9 million in 2013, and $18.7 million in 2012. Registry fees for other generic TLDs have been excluded from the table above because the amounts are variable or passed through to registrars.
In 2011, the Company renewed its agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees were $4.5 million in 2014, $4.5 million in 2013, and $4.0 million in 2012.
In April 2013, the Company issued $750 million principal amount of Senior Notes. The Company will pay cash interest at an annual rate of 4.625% payable semi-annually on May 1 and November 1 of each year until maturity on May 1, 2023.
In August 2007, the Company issued $1.25 billion principal amount of Subordinated Convertible Debentures. The Company will pay cash interest at an annual rate of 3.25% payable semi-annually on February 15 and August 15 of each year, until maturity on August 15, 2037. Interest on the Subordinated Convertible Debentures for 2015 in the table above, includes $5.2 million of contingent interest which will be paid in February 2015, as discussed in Note 6, “Debt and interest expense” of the Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014, 2013 AND 2012

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

EXHIBITS
As required under Item 15—Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.68	Amendment No. 1 to VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement(s). +

10.69	Separation and General Release Agreement between VeriSign, Inc. and Richard H. Goshorn, effective as of November 29, 2014.+

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Powers of Attorney (Included as part of the signature pages hereto).
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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