Form 10-Q
period 2015-03-31
VERISIGN INC/CA
filed 2015-04-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 17, 2015
Common stock, $.001 par value	116,434,450

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$705,879	$191,608
Marketable securities	1,165,443	1,233,076
Accounts receivable, net	14,656	13,448
Other current assets	54,006	52,475
Total current assets	1,939,984	1,490,607
Property and equipment, net	311,870	319,028
Goodwill	52,527	52,527
Long-term deferred tax assets	266,508	266,954
Other long-term assets	36,821	25,743
Total long-term assets	667,726	664,252
Total assets	$2,607,710	$2,154,859
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$150,482	$190,278
Deferred revenues	648,439	621,307
Subordinated convertible debentures, including contingent interest derivative	635,453	631,190
Deferred tax liabilities	487,817	477,781
Total current liabilities	1,922,191	1,920,556
Long-term deferred revenues	276,497	269,047
Senior notes	1,250,000	750,000
Other long-term tax liabilities	106,899	98,722
Total long-term liabilities	1,633,396	1,117,769
Total liabilities	3,555,587	3,038,325
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 322,707 at March 31, 2015 and 321,699 at December 31, 2014; Outstanding shares: 116,429 at March 31, 2015 and 118,452 at December 31, 2014	323	322
Additional paid-in capital	17,967,312	18,120,045
Accumulated deficit	(18,912,597)	(19,000,835)
Accumulated other comprehensive loss	(2,915)	(2,998)
Total stockholders’ deficit	(947,877)	(883,466)
Total liabilities and stockholders’ deficit	$2,607,710	$2,154,859

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$258,422	$248,796
Costs and expenses:
Cost of revenues	48,353	48,026
Sales and marketing	22,382	20,289
Research and development	17,152	18,439
General and administrative	26,298	22,457
Total costs and expenses	114,185	109,211
Operating income	144,237	139,585
Interest expense	(22,017)	(21,385)
Non-operating (loss) income, net	(5,555)	6,516
Income before income taxes	116,665	124,716
Income tax expense	(28,427)	(30,293)
Net income	88,238	94,423
Unrealized gain on investments	87	8
Realized (gain) loss on investments, included in net income	(4)	5
Other comprehensive income	83	13
Comprehensive income	$88,321	$94,436

Income per share:
Basic	$0.75	$0.71
Diluted	$0.66	$0.64
Shares used to compute net income per share
Basic	117,139	133,417
Diluted	133,850	148,600
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$88,238	$94,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,747	16,008
Stock-based compensation	10,128	9,993
Excess tax benefit associated with stock-based compensation	(5,993)	—
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	7,019	(5,269)
Payment of contingent interest	(5,225)	—
Other, net	2,701	1,004
Changes in operating assets and liabilities
Accounts receivable	(1,282)	(1,806)
Prepaid expenses and other assets	(3,084)	7,925
Accounts payable and accrued liabilities	(28,816)	(34,579)
Deferred revenues	34,582	30,384
Net deferred income taxes and other long-term tax liabilities	18,654	23,546
Net cash provided by operating activities	132,669	141,629
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	325,399	718,177
Purchases of marketable securities	(257,415)	(784,090)
Purchases of property and equipment	(13,042)	(11,262)
Other investing activities	(3,787)	34
Net cash provided by (used in) investing activities	51,155	(77,141)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	8,776	8,668
Repurchases of common stock	(178,330)	(145,556)
Proceeds from borrowings, net of issuance costs	493,824	—
Excess tax benefit associated with stock-based compensation	5,993	—
Net cash provided by (used in) financing activities	330,263	(136,888)
Effect of exchange rate changes on cash and cash equivalents	184	230
Net increase (decrease) in cash and cash equivalents	514,271	(72,170)
Cash and cash equivalents at beginning of period	191,608	339,223
Cash and cash equivalents at end of period	$705,879	$267,053
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$25,494	$20,209
Cash paid for income taxes, net of refunds received	$12,970	$7,651
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2014 Annual Report on Form 10-K (the “2014 Form 10-K”) filed with the SEC on February 13, 2015.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to become effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31,	December 31,
	2015	2014
	(In thousands)
Cash	$108,021	$110,799
Money market funds	605,413	85,453
Time deposits	4,259	3,384
Debt securities issued by the U.S. Treasury	1,165,235	1,233,076
Equity securities of public companies	209	—
Total	$1,883,137	$1,432,712

Included in Cash and cash equivalents	$705,879	$191,608
Included in Marketable securities	$1,165,443	$1,233,076
Included in Other long-term assets (Restricted cash)	$11,815	$8,028

The fair value of the debt securities held as of March 31, 2015 was $1.2 billion, including less than $0.1 million of gross and net unrealized losses. All of the debt securities held as of March 31, 2015 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of March 31, 2015:
Assets:
Investments in money market funds	$605,413	$605,413	$—	$—
Debt securities issued by the U.S. Treasury	1,165,235	1,165,235	—	—
Equity securities of public companies	209	209	—	—
Foreign currency forward contracts (1)	729	—	729	—
Total	$1,771,586	$1,770,857	$729	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$28,549	$—	$—	$28,549
Foreign currency forward contracts (2)	112	—	112	—
Total	$28,661	$—	$112	$28,549
As of December 31, 2014:
Assets:
Investments in money market funds	$85,453	$85,453	$—	$—
Debt securities issued by the U.S. Treasury	1,233,076	1,233,076	—	—
Foreign currency forward contracts (1)	330	—	330	—
Total	$1,318,859	$1,318,529	$330	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$26,755	$—	$—	$26,755
Foreign currency forward contracts (2)	169	—	169	—
Total	$26,924	$—	$169	$26,755

(1)	Included in Other current assets

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
The fair value of the equity securities of public companies is based on quoted market prices and are classified as Level 1. Investments in equity securities of public companies are included in Marketable securities.
The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of March 31, 2015, the valuation of the contingent interest derivative assumed a volatility rate of approximately 24%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at March 31, 2015. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$26,755	$29,004
Payment of contingent interest	(5,225)	—
Unrealized loss (gain)	7,019	(5,269)
Ending balance	$28,549	$23,735

On February 15, 2015, the Company paid contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. In February 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from February 15, 2015 through August 15, 2015. The $5.5 million contingent interest payable in August 2015 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of March 31, 2015.
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2015, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $2.5 billion as of March 31, 2015. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $750.0 million and $512.5 million, respectively, as of March 31, 2015. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Income tax and other receivables	$20,839	$24,821
Prepaid expenses	21,401	16,190
Debt issuance costs	10,534	10,570
Deferred tax assets	252	247
Other	980	647
Total other current assets	$54,006	$52,475

Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Debt issuance costs	17,631	10,160
Long-term restricted cash	11,815	8,028
Other tax receivable	5,673	5,673
Long-term prepaid expenses and other assets	1,702	1,882
Total other long-term assets	$36,821	$25,743

The Company recorded $6.5 million of debt issuance costs in connection with the offering of the 2025 Senior Notes and $1.3 million of debt issuance costs related to the new unsecured revolving credit facility during the three months ended March 31, 2015. The 2025 Senior Notes and the new credit facility are discussed in Note 8 “Debt and Interest Expense.”
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Accounts payable	$22,778	$29,335
Accrued employee compensation	28,193	49,470
Customer deposits	28,654	30,103
Income taxes payable and other tax liabilities	33,792	47,079
Other accrued liabilities	37,065	34,291
Total accounts payable and accrued liabilities	$150,482	$190,278
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2014, was paid during the three months ended March 31, 2015. Income taxes payable and other tax liabilities as of March 31, 2015, reflects payments made during the first quarter of 2015 for income taxes in certain non-U.S. jurisdictions. Other accrued liabilities include miscellaneous vendor payables, coupon interest on the Subordinated Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15, and interest on the 2023 Senior Notes which is paid semi-annually in arrears on May 1 and November 1.
Note 5. Stockholders’ Deficit
On January 30, 2015, the Company’s Board of Directors approved an additional authorization for share repurchases of approximately $452.9 million of its common stock in addition to the $547.1 million remaining available for repurchases of its common stock under the previous share buyback program for a total repurchase authorization of up to $1.0 billion of its common stock. The share buyback program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2015 the Company repurchased 2.7 million shares of its common stock, at an average stock price of $58.32 for an aggregate cost of $159.8 million. As of March 31, 2015, $916.6 million remained available for further repurchases under the share buyback program.
During three months ended March 31, 2015, the Company placed 0.3 million shares, at an average stock price of $63.55, and for an aggregate cost of $18.5 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 206.3 million shares of its common stock for an aggregate cost of $7.0 billion, which is presented as a reduction of Additional paid-in capital.

Note 6. Calculation of Net Income per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Weighted-average shares of common stock outstanding	117,139	133,417
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	15,812	14,286
Unvested RSUs	869	817
Stock options	8	37
Employee stock purchase plan	22	43
Shares used to compute diluted net income per share	133,850	148,600
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of revenues	$1,739	$1,598
Sales and marketing	1,299	1,848
Research and development	1,721	1,872
General and administrative	5,369	4,675
Total stock-based compensation expense	$10,128	$9,993
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
RSUs	$8,294	$7,715
Performance-based RSUs	1,453	1,868
Employee stock purchase plan	1,081	1,040
Capitalization (Included in Property and equipment, net)	(700)	(630)
Total stock-based compensation expense	$10,128	$9,993

Note 8. Debt and Interest Expense
Senior Notes due 2025
On March 27, 2015, the Company issued $500.0 million principal amount of 5.25% senior unsecured notes due April 1, 2025. The Company intends to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares of its common stock under its share buyback program. In connection with the offering the Company incurred $6.5 million of issuance costs which were deferred and included in Other long-term assets. The issuance costs will be amortized to Interest expense over the 10 year term of the notes. The Company will pay interest on the notes semi-annually on April 1 and October 1, commencing on October 1, 2015.
The Company may redeem the 2025 Senior Notes, in whole or in part, at any time at the Company’s option at specified redemption prices. The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers that provides holders of the notes certain rights relating to registration of the notes under the Securities Act of 1933, as amended. If the Company does not complete the registration of the 2025 Senior Notes pursuant to the terms of the Registration Rights Agreement (a “Registration Default”), the annual interest rate of the notes will be increased by 0.25% per annum during the 90-day period immediately following such Registration Default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 1.0% per annum.
2015 Credit Facility
On March 31, 2015, the Company entered into a new credit agreement for a $200.0 million committed senior unsecured revolving credit facility (the “2015 Credit Facility”), The 2015 Credit Facility replaces the Company’s 2011 Credit Facility which was set to expire in November 2016. The terms of the 2015 Credit Facility are substantially similar to the terms of the previous 2011 Credit Facility. The 2015 Credit Facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.5 to 1.0. As of March 31, 2015, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2015 Credit Facility expires on April 1, 2020 at which time any outstanding borrowings are due.
The following table presents the components of the Company’s interest expense:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on 2023 Senior Notes	8,672	8,672
Contractual interest on 2025 Senior Notes	365	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,477	2,282
Credit facility fees and amortization of debt issuance costs	504	491
Interest capitalized to Property and equipment, net	(157)	(216)
Total interest expense	$22,017	$21,385
Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(7,019)	$5,269
Interest income	259	316
Other, net	1,205	931
Total non-operating (loss) income, net	$(5,555)	$6,516
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price. Interest income is earned principally from the Company’s surplus cash balances and marketable securities.

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Income tax expense	$28,427	$30,293
Effective tax rate	24%	24%
The effective tax rate for the three months ended March 31, 2015 and 2014 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.
Current deferred tax liabilities and Other long-term tax liabilities as of March 31, 2015 reflect the use of a portion of U.S. foreign tax credits during the first quarter of 2015, an increase in the deferred tax liability related to the Subordinated Convertible Debentures, and the reclassification of unrecognized tax benefits.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2015 and our 2014 Form 10-K, which was filed on February 13, 2015, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the Internet’s DNS. Our product suite also includes NIA Services consisting of DDoS Protection Services, Verisign iDefense Services and Managed DNS Services.  As of March 31, 2015, we had approximately 133.0 million names in the domain name base for .com and .net, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names has been hindered by certain factors, including overall economic conditions, the introduction of new gTLDs, and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from NIA Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $258.4 million during the three months ended March 31, 2015. This represents an increase of 4% as compared to the same period in 2014.

•	We recorded operating income of $144.2 million during the three months ended March 31, 2015. This represents an increase of 3% as compared to the same period in 2014.

•
On March 27, 2015, we issued $500.0 million of 5.25% Senior Notes due April 1, 2025. We intend to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program.

•	On March 31, 2015, we entered into a new, five-year, $200 million unsecured revolving credit facility that takes the place of the prior unsecured revolving credit facility.

•
We added 1.5 million net new names during the first quarter, ending with 133.0 million names in the domain name base for .com and .net, which represents a 3% increase over the base at the end of the first quarter in 2014, as calculated including domain names on hold for both periods.

•	During the three months ended March 31, 2015, we processed 8.7 million new domain name registrations for .com and .net as compared to 8.6 million for the same period in 2014.

•
The final .com and .net renewal rate for the fourth quarter of 2014 was 72.5% compared with 72.2% for the same quarter in 2013. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
On January 30, 2015, the Board of Directors authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

•
During the three months ended March 31, 2015, we repurchased 2.7 million shares of our common stock under the share buyback program for $159.8 million. As of March 31, 2015, $916.6 million remained available for further repurchases under our share buyback program.

•	We generated cash flows from operating activities of $132.7 million during the three months ended March 31, 2015, a decrease from $141.6 million in the same period last year.

•	On February 1, 2015, the annual fee for a .net domain name registration increased from $6.18 to $6.79, per our agreement with ICANN.
Pursuant to our agreements with ICANN, Verisign makes available on its website (at www.Verisigninc.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, Verisign makes available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain names in the domain name base. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top level domain zone file plus the number of domain names that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The numbers provided in this Form 10-Q are the numbers as of midnight of the date reported. Information available on, or accessible through, this website is not incorporated herein by reference.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2015	2014
Revenues	100%	100%
Costs and expenses:
Cost of revenues	19	19
Sales and marketing	8	8
Research and development	7	8
General and administrative	10	9
Total costs and expenses	44	44
Operating income	56	56
Interest expense	(9)	(9)
Non-operating (loss) income, net	(2)	3
Income before income taxes	45	50
Income tax expense	(12)	(12)
Net income	33%	38%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.62 to $6.18 on February 1, 2014, and from $6.18 to $6.79 on February 1, 2015. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Revenues	$258,422	4%	$248,796
The following table compares domain name base for .com and .net managed by our Registry Services business:

	March 31, 2015	% Change	March 31, 2014
Domain name base for .com and .net (1)	133.0 million	3%	129.0 million

(1)
The domain name base for .com and .net presented above for each period, includes domain names that are in a client or server hold status. The domain names that are on a hold status were not previously included in the numbers reported in prior filings; however, the prior period amounts reported in this Form 10-Q have been adjusted to include domain names on a hold status to allow for direct comparisons

Revenues increased by $9.6 million during the three months ended March 31, 2015, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase was driven by a 3% increase in the number of domain names ending in .com and .net and an increase in the .net domain name registration fees in February 2014 and 2015.
The growth in the domain name base was primarily driven by continued Internet growth and new domain name promotional programs. However, ongoing economic uncertainty and the introduction of new gTLDs has limited the rate of growth of the domain name base in recent years. Further, according to published reports, Google periodically makes changes to its search algorithms, which may decrease traffic to certain websites, and pay-per-click advertising policies, which may provide less compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes had a negative effect on the first time renewal rate for registrations in recent years.
We expect to see continued growth in the domain name base during the remainder of 2015 as a result of further Internet growth. In addition we expect to see continued growth internationally in the domain name base, resulting from greater broadband availability, Internet adoption, and expanding e-commerce. However, we expect the rate of growth to be limited because of the same factors described above. We expect revenues will continue to increase in fiscal 2015, as a result of continued growth in the aggregate number of active domain names ending in .com and .net and increases in the .net domain name registration fees in February 2014 and 2015.

Geographic revenues
We generate revenues in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
U.S.	$157,508	4%	$151,761
EMEA	47,006	4%	45,149
APAC	35,046	9%	32,194
Other	18,862	(4)%	19,692
Total revenues	$258,422		$248,796
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Cost of revenues	$48,353	1%	$48,026
Cost of revenues remained consistent during the three months ended March 31, 2015, as compared to the same periods last year.
We expect cost of revenues as a percentage of revenues to decrease slightly during the remainder of 2015 compared to the three months ended March 31, 2015.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Sales and marketing	$22,382	10%	$20,289
Sales and marketing expenses increased slightly during the three months ended March 31, 2015, as compared to the same period last year, primarily due to a $1.8 million increase in advertising and consulting expenses as we were able to accelerate the launch of our 2015 channel marketing programs for our Registry Services business.
We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the three months ended March 31, 2015.

Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Research and development	$17,152	(7)%	$18,439
Research and development expenses decreased slightly during the three months ended March 31, 2015, as compared to the same period last year due to a number of factors, none of which were individually significant.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the three months ended March 31, 2015.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
General and administrative	$26,298	17%	$22,457
General and administrative expenses increased during the three months ended March 31, 2015, as compared to the same period last year, primarily due to a $2.0 million expense for certain non-income taxes, and a $1.8 million increase in salary and employee benefits expenses, including stock based compensation expense. Salary and employee benefits expenses increased due to annual salary increases and increased payroll tax expenses. Stock based compensation expense increased due to the impact of new RSU grants which had a higher grant date fair value due to the increase in our stock price.
We expect general and administrative expenses as a percentage of revenues to decrease slightly during the remainder of 2015 compared to the three months ended March 31, 2015.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on 2023 Senior Notes	8,672	8,672
Contractual interest on 2025 Senior Notes	365	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,477	2,282
Credit facility fees and amortization of debt issuance costs	504	491
Interest capitalized to Property and equipment, net	(157)	(216)
Total interest expense	$22,017	$21,385
We expect interest expense as a percent of revenue to increase during the remainder of 2015 as compared to the three months ended March 31, 2015 due to the additional interest on the 2025 Senior Notes.

Non-operating (loss) income, net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(7,019)	$5,269
Interest income	259	316
Other, net	1,205	931
Total non-operating (loss) income, net	$(5,555)	$6,516
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income is earned principally from our surplus cash balances and marketable securities.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Income tax expense	$28,427	$30,293
Effective tax rate	24%	24%
The effective tax rate for the three months ended March 31, 2015 and 2014 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation.
Liquidity and Capital Resources

	March 31,	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$705,879	$191,608
Marketable securities	1,165,443	1,233,076
Total	$1,871,322	$1,424,684
As of March 31, 2015, our principal source of liquidity was $705.9 million of cash and cash equivalents and $1.2 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds. As of March 31, 2015, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of March 31, 2015, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $970.2 million. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
On March 27, 2015, we issued $500.0 million of 5.25% senior unsecured notes due April 1, 2025. We intend to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. On March 31, 2015, we entered into a new $200.0 million unsecured revolving credit facility. This facility will expire in 2020 and takes the place of our prior unsecured revolving credit facility. As of March 31, 2015, there were no borrowings outstanding under this credit facility.
As of March 31, 2015, we had $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.

As of March 31, 2015, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the first quarter of 2015. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through June 30, 2015. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
On February 15, 2015, we paid contingent interest of $5.2 million in addition to the normal coupon interest on our Subordinated Convertible Debentures. On February 14, 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from February 15, 2015 through August 14, 2015. On August 15, 2015, we will pay contingent interest of $5.5 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of August 1, 2015. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.
We derive significant tax savings from the Subordinated Convertible Debentures.  During the first quarter of 2015 and 2014, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures was $41.2 million and $38.7 million, respectively, compared to coupon interest expense of $10.2 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
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
In summary, our cash flows for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$132,669	$141,629
Net cash provided by (used in) investing activities	51,155	(77,141)
Net cash provided by (used in) financing activities	330,263	(136,888)
Effect of exchange rate changes on cash and cash equivalents	184	230
Net increase (decrease) in cash and cash equivalents	$514,271	$(72,170)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities decreased slightly during the three months ended March 31, 2015 primarily due to increases in interest paid as a result of the $5.2 million contingent interest paid to holders of the Subordinated Convertible Debentures, income tax payments which related primarily to certain non-US jurisdictions, and payments made to employees and vendors, partially offset by an increase in cash received from customers. Cash received from customers increased primarily due to an increase in the number of renewed domain name registrations during the three months ended March 31, 2015, and the increases in the .net domain name registration fees in February 2015 and 2014. Payments to employees and vendors increased primarily due to a slight increase in operating expenses and the timing of payments to vendors.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The change in cash flows provided by (used in) investing activities was due to $68.0 million of sales and maturities of marketable securities, net of purchases, during the first quarter of 2015, compared to $65.9 million of purchases of marketable securities, net of sales and maturities, in the first quarter of 2014, partially offset by an increase in purchases of property and equipment and other investing activities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan, and excess tax benefits from stock-based compensation.
The change in cash provided by (used in) financing activities during the three months ended March 31, 2015 was primarily due to the proceeds from the issuance of the 2025 Senior Notes and an increase in excess tax benefits from stock-based compensation, partially offset by an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

•
the impact of ICANN’s Registry Agreement for new gTLDs (the “New gTLD Registry Agreement”), which requires the distribution of new gTLDs only through registrars who have executed the 2013 Registrar Accreditation Agreement (the “2013 RAA”) as well as accepting a unilateral right of ICANN to amend the New gTLD Registry Agreement;

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
An unstable global economic, social and political environment, including hostilities and conflicts in various regions outside the U.S., natural disasters, currency fluctuations, country specific operating regulations, and potential fallout from the disclosures related to the U.S. Internet and communications surveillance, may have a negative impact on demand for our services, our business and our foreign operations.  For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future.  More generally, the economic, social and political environment has or may negatively impact, among other things:

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

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The AOC established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to us;

•
the AOC could be terminated or replaced with a different agreement between ICANN and some other authority which may establish other review panels or review procedures that may be unfavorable to us; and

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
As of March 31, 2015, we had 123, or 12% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. The NTIA is also coordinating a related and parallel transition of related root zone management functions. These related root zone management functions involve our role as Root Zone Maintainer under the Cooperative Agreement. We have performed the Root Zone Maintainer functions as a community service spanning three decades without compensation at the request of the Department of Commerce under the Cooperative Agreement. It is uncertain how the transition of oversight of the IANA function and related root zone management functions will affect our role as Root Zone Maintainer. Although our Root Zone Maintainer function is separate from our Registry Services business, and the NTIA announcement does not affect Verisign's operation of the .com, .net and .name registries, there can be no assurance that the transition of the IANA function or the transition of the related root zone management functions will not negatively impact our business.
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
Many Internet merchants are not currently required to collect sales taxes in respect of shipments of goods into states where they lack physical presence. However, state tax laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce.  Several states have enacted “affiliate nexus” laws which require online retailers without a physical presence in the state to begin collecting sales taxes if a significant number of local sales are generated by brick and mortar affiliates operating in the state.  In addition, it is possible that national legislation may be enacted requiring online retailers with greater than $1 million in sales in a state, but without any physical presence in the state, to begin collecting sales taxes for that state.  Legislation called the Marketplace Fairness Act of 2013 (S. 743), which would have done this, passed the Senate in 2013, but no action was taken by the House of Representatives prior to the 2013-2014 congressional term.  A new version of the Marketplace Fairness Act, known as the Digital Goods and Services Tax Fairness Act of 2015 has been introduced in both the House and Senate, but it is unclear if this new version will have any greater chance of passage than its predecessor. The enactment of any such state or federal laws may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
As of March 31, 2015, we had $1.9 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.2 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
As of March 31, 2015, we had one billion authorized common shares, of which 116.4 million shares were outstanding. In addition, of our authorized common shares, 14.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures, our 2023 Senior Notes and our 2025 Senior Notes (collectively, the “Senior Notes”), we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of March 31, 2015, we had no borrowings under the Unsecured Credit Facility.
It is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Unsecured Credit Facility, the Indenture governing the 2023 Senior Notes and the Indenture governing the 2025 Senior Notes allow us to incur additional debt subject to certain limitations and will not prevent us from incurring obligations that do not constitute indebtedness under those agreements. If new debt is added to current debt levels, the risks and limitations related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could have adverse effects on our flexibility to take advantage of corporate opportunities, including the following:

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

In addition, the Indenture that governs the 2023 Senior Notes, the Indenture that governs the 2025 Senior Notes and the credit agreement that governs our Unsecured Credit Facility contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The terms of our Unsecured Credit Facility,the indenture governing the 2023 Senior Notes and the indenture governing the 2025 Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions and create the risk of default on such indebtedness.
The credit agreement that governs our Unsecured Credit Facility, the Indenture governing the 2023 Senior Notes and the Indenture governing the 2025 Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, subject to certain exceptions, restrictions on our ability to:

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
A breach of the covenants or restrictions under our Unsecured Credit Facility, the Indenture governing the 2023 Senior Notes or the Indenture governing the 2025 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our Unsecured Credit Facility would permit the lenders under our Unsecured Credit Facility to terminate all commitments to extend further credit under that agreement. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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
As of March 31, 2015, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $970.2 million. For any funds held by the foreign subsidiaries that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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
Upon the occurrence of specific kinds of change of control events and if the Senior Notes fail to meet a minimum rating threshold (in the case of the 2023 Senior Notes, if such notes are rated below investment grade by both rating agencies that rate the 2023 Senior Notes and in the case of the 2025 Senior Notes, if such notes are not rated investment grade by at least two of the rating agencies that rate the 2025 Senior Notes), we will be required to offer to repurchase all outstanding Senior Notes failing to meet such minimum rating threshold, in each case at 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Additionally, under our Unsecured Credit Facility, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the Unsecured Credit Facility and the commitments to lend would terminate. The source of funds for any repurchase of the Senior Notes and repayment of borrowings under our Unsecured Credit Facility would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Senior Notes upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. If we fail to repurchase the Senior Notes in that circumstance, we will be in default under the Indenture that governs the 2023 Senior Notes and the Indenture that governs the 2025 Senior Notes. We may require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Senior Notes may be limited by law. In order to avoid the obligation to repurchase the Senior Notes and events of default and potential breaches of our Unsecured Credit Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.
In addition, certain important corporate events, such as leveraged recapitalizations, may not, under the Indenture that governs the 2023 Senior Notes or the Indenture that governs the 2025 Senior Notes, constitute a “change of control” that would require us to repurchase the Senior Notes, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of the Senior Notes. Additionally, holders may not be able to require us to purchase their Senior Notes in certain circumstances involving a significant change in the composition of our board of directors, including a proxy contest where our board of directors approves for purposes of the change of control provisions of the Indenture, but does not endorse, a dissident slate of directors. In this regard, decisions of the Delaware Chancery Court (not involving us or our securities) considered a change of control redemption provision contained in an indenture governing publicly traded debt securities that was substantially similar to the change of control redemption provision in the Indenture that governs the 2023 Senior Notes and the Indenture that governs the 2025 Senior Notes with respect to “continuing directors.” In these cases, the court noted that the board of directors may “approve” a dissident shareholder’s nominees solely to avoid triggering the change of control redemption provision of the indenture without supporting their election if the board determines in good faith that the election of the dissident nominees would not be materially adverse to the interests of the corporation or its stockholders (without taking into consideration the interests of the holders of debt securities in making this determination). Further, according to these decisions, the directors’ duty of loyalty to shareholders under Delaware law may, in certain circumstances, require them to give such approval.
Furthermore, the exercise by the holders of Senior Notes of their right to require us to repurchase the Senior Notes pursuant to a change of control offer could cause a default under the agreements governing our other indebtedness, including future agreements, even if the change of control itself does not, due to the financial effect of such repurchases on us. In the event a change of control offer is required to be made at a time when we are prohibited from purchasing Senior Notes, we could attempt to refinance the borrowings that contain such prohibitions. If we do not obtain a consent or repay those borrowings, we will remain prohibited from purchasing Senior Notes. In that case, our failure to purchase tendered Senior Notes would constitute an event of default under the Indenture that governs the 2023 Senior Notes and the Indenture that governs the 2025 Senior Notes which could, in turn, constitute a default under our other indebtedness. Finally, our ability to pay cash to the holders of Senior Notes upon a repurchase pursuant to a change of control offer may be limited by our then existing financial resources.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2015	1,353	$56.45	1,353	$1.0	billion
February 1 – 28, 2015	922	$58.31	922	$946.2	million
March 1 – 31, 2015	465	$63.79	465	$916.6	million
	2,740		2,740
(1) Effective January 30, 2015, our Board of Directors authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share buyback program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share buyback program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

4.01
Indenture, dated as of March 27, 2015, between VeriSign, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to Current Report on Form 8-K filed on March 30, 2015).

4.02	Form of Note (included in Exhibit 4.1).

10.01
Registration Rights Agreement dated as of March 27, 2015 among VeriSign, Inc. and J.P. Morgan Securities LLC, for itself and on behalf of Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bancorp Investments, Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2015).

10.02
Credit Agreement dated as of March 31, 2015 among VeriSign, Inc., any of its borrowing subsidiaries made a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as London agent, and the lenders party thereto (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on April 1, 2015).

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +

10.04	Employment Offer Letter between the Registrant and Todd B. Strubbe dated March 4, 2015. +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: April 23, 2015	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 23, 2015	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer