Form 10-Q
period 2015-06-30
VERISIGN INC/CA
filed 2015-07-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 17, 2015
Common stock, $.001 par value	113,492,925

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$187,286	$191,608
Marketable securities	1,697,523	1,233,076
Accounts receivable, net	14,418	13,448
Other current assets	31,280	41,905
Total current assets	1,930,507	1,480,037
Property and equipment, net	304,360	319,028
Goodwill	52,527	52,527
Long-term deferred tax assets	260,892	266,954
Other long-term assets	22,378	15,918
Total long-term assets	640,157	654,427
Total assets	$2,570,664	$2,134,464
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$166,558	$190,278
Deferred revenues	653,773	621,307
Subordinated convertible debentures, including contingent interest derivative	624,767	620,620
Deferred tax liabilities	500,433	477,781
Total current liabilities	1,945,531	1,909,986
Long-term deferred revenues	277,828	269,047
Senior notes	1,234,368	740,175
Other long-term tax liabilities	107,253	98,722
Total long-term liabilities	1,619,449	1,107,944
Total liabilities	3,564,980	3,017,930
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:322,781 at June 30, 2015 and 321,699 at December 31, 2014; Outstanding shares:114,028 at June 30, 2015 and 118,452 at December 31, 2014	323	322
Additional paid-in capital	17,828,075	18,120,045
Accumulated deficit	(18,819,586)	(19,000,835)
Accumulated other comprehensive loss	(3,128)	(2,998)
Total stockholders’ deficit	(994,316)	(883,466)
Total liabilities and stockholders’ deficit	$2,570,664	$2,134,464

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$262,539	$250,382	$520,961	$499,178
Costs and expenses:
Cost of revenues	48,221	45,989	96,574	94,015
Sales and marketing	24,329	23,651	46,711	43,940
Research and development	16,347	15,694	33,499	34,133
General and administrative	24,677	21,927	50,975	44,384
Total costs and expenses	113,574	107,261	227,759	216,472
Operating income	148,965	143,121	293,202	282,706
Interest expense	(28,503)	(21,490)	(50,520)	(42,875)
Non-operating income (loss), net	3,201	4,994	(2,354)	11,510
Income before income taxes	123,663	126,625	240,328	251,341
Income tax expense	(30,652)	(26,449)	(59,079)	(56,742)
Net income	93,011	100,176	181,249	194,599
Realized foreign currency translation adjustments, included in net income	(291)	—	(291)	—
Unrealized gain (loss) on investments	147	(33)	234	(25)
Realized (gain) loss on investments, included in net income	(69)	(2)	(73)	3
Other comprehensive loss	(213)	(35)	(130)	(22)
Comprehensive income	$92,798	$100,141	$181,119	$194,577

Income per share:
Basic	$0.80	$0.77	$1.56	$1.48
Diluted	$0.70	$0.71	$1.36	$1.34
Shares used to compute net income per share
Basic	115,656	129,350	116,394	131,372
Diluted	133,251	141,142	133,546	144,861
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$181,249	$194,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	31,620	32,115
Stock-based compensation	22,129	19,365
Excess tax benefit associated with stock-based compensation	(11,366)	(15,309)
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	4,311	(10,515)
Payment of Contingent interest	(5,225)	—
Other, net	4,842	3,802
Changes in operating assets and liabilities
Accounts receivable	(1,018)	(233)
Prepaid expenses and other assets	7,369	26,414
Accounts payable and accrued liabilities	(4,778)	(869)
Deferred revenues	41,247	34,615
Net deferred income taxes and other long-term tax liabilities	37,245	(21,246)
Net cash provided by operating activities	307,625	262,738
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,283,367	2,118,861
Purchases of marketable securities	(1,747,025)	(2,042,657)
Purchases of property and equipment	(21,891)	(18,747)
Other investing activities	(3,736)	74
Net cash (used in) provided by investing activities	(489,285)	57,531
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	9,014	8,970
Repurchases of common stock	(335,885)	(446,676)
Proceeds from borrowings, net of issuance costs	492,237	—
Excess tax benefit associated with stock-based compensation	11,366	15,309
Net cash provided by (used in) financing activities	176,732	(422,397)
Effect of exchange rate changes on cash and cash equivalents	606	266
Net decrease in cash and cash equivalents	(4,322)	(101,862)
Cash and cash equivalents at beginning of period	191,608	339,223
Cash and cash equivalents at end of period	$187,286	$237,361
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$42,839	$37,507
Cash paid for income taxes, net of refunds received	$14,342	$34,464
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
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to become effective for the Company on January 1, 2018, based on the FASB’s recent announcement of a one year deferral of the effective date. Early application before the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  The Company elected to adopt this ASU effective June 30, 2015. Upon adoption, the Company reclassified approximately $26.1 million of debt issuance costs as of June 30, 2015, to be presented as a reduction of the related debt obligations. All prior period amounts presented have been adjusted to be comparative to the current period presentation.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30,	December 31,
	2015	2014
	(In thousands)
Cash	$81,462	$110,799
Money market funds	113,416	85,453
Time deposits	4,172	3,384
Debt securities issued by the U.S. Treasury	1,697,434	1,233,076
Equity securities of public companies	89	—
Total	$1,896,573	$1,432,712

Included in Cash and cash equivalents	$187,286	$191,608
Included in Marketable securities	$1,697,523	$1,233,076
Included in Other long-term assets (Restricted cash)	$11,764	$8,028
The fair value of the debt securities held as of June 30, 2015 was $1.7 billion, including less than $0.3 million of gross and net unrealized gains. All of the debt securities held as of June 30, 2015 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of June 30, 2015:
Assets:
Investments in money market funds	$113,416	$113,416	$—	$—
Debt securities issued by the U.S. Treasury	1,697,434	1,697,434	—	—
Equity securities of public companies	89	89	—	—
Foreign currency forward contracts (1)	122	—	122	—
Total	$1,811,061	$1,810,939	$122	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$25,841	$—	$—	$25,841
Foreign currency forward contracts (2)	449	—	449	—
Total	$26,290	$—	$449	$25,841
As of December 31, 2014:
Assets:
Investments in money market funds	$85,453	$85,453	$—	$—
Debt securities issued by the U.S. Treasury	1,233,076	1,233,076	—	—
Foreign currency forward contracts (1)	330	—	330	—
Total	$1,318,859	$1,318,529	$330	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$26,755	$—	$—	$26,755
Foreign currency forward contracts (2)	169	—	169	—
Total	$26,924	$—	$169	$26,755

(1)	Included in Other current assets

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of June 30, 2015, the valuation of the contingent interest derivative assumed a volatility rate of approximately 28%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at June 30, 2015. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$28,549	$23,735	$26,755	$29,004
Payment of contingent interest	—	—	(5,225)	—
Unrealized (gain) loss	(2,708)	(5,246)	4,311	(10,515)
Ending balance	$25,841	$18,489	$25,841	$18,489

On February 15, 2015, the Company paid contingent interest of $5.2 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2015. In February 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from February 15, 2015 through August 15, 2015. The $5.5 million contingent interest payable in August 2015 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of June 30, 2015.
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2015, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $2.3 billion as of June 30, 2015. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $721.9 million and $498.8 million, respectively, as of June 30, 2015. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Income tax and other receivables	$14,372	$24,821
Prepaid expenses	16,060	16,190
Deferred tax assets and other assets	848	894
Total other current assets	$31,280	$41,905

Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Long-term restricted cash	11,764	8,028
Other tax receivable	5,673	5,673
Long-term prepaid expenses and other assets	4,941	2,217
Total other long-term assets	$22,378	$15,918
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Accounts payable	$24,140	$29,335
Accrued employee compensation	34,719	49,470
Customer deposits	32,085	30,103
Income taxes payable and other tax liabilities	33,728	47,079
Other accrued liabilities	41,886	34,291
Total accounts payable and accrued liabilities	$166,558	$190,278
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2014, was paid during the six months ended June 30, 2015. Income taxes payable and other tax liabilities as of June 30, 2015, reflects payments made during the first half of 2015 for income taxes in certain non-U.S. jurisdictions. Other accrued liabilities includes miscellaneous vendor payables, and coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes.
Note 5. Stockholders’ Deficit
On January 30, 2015, the Company’s Board of Directors approved an additional authorization for share repurchases of approximately $452.9 million of its common stock in addition to the $547.1 million remaining available for repurchases of its common stock under the previous share buyback program for a total repurchase authorization of up to $1.0 billion of its common stock. The share buyback program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2015 the Company repurchased 2.5 million and 5.2 million shares of its common stock, respectively, at an average stock price of $63.65 and $60.84, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2015 was $156.0 million and $315.7 million, respectively. As of June 30, 2015, $760.6 million remained available for further repurchases under the share buyback program.
During the six months ended June 30, 2015, the Company placed 0.3 million shares, at an average stock price of $63.55, and for an aggregate cost of $20.1 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 208.8 million shares of its common stock for an aggregate cost of $7.1 billion, which is presented as a reduction of Additional paid-in capital.

Note 6. Calculation of Net Income per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Weighted-average shares of common stock outstanding	115,656	129,350	116,394	131,372
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	16,973	11,291	16,392	12,788
Unvested RSUs	580	462	725	640
Employee stock purchase plan and stock options	42	39	35	61
Shares used to compute diluted net income per share	133,251	141,142	133,546	144,861
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$1,741	$1,532	$3,480	$3,130
Sales and marketing	1,818	1,820	3,117	3,668
Research and development	1,691	1,639	3,412	3,511
General and administrative	6,751	4,381	12,120	9,056
Total stock-based compensation expense	$12,001	$9,372	$22,129	$19,365
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
RSUs	$9,210	$7,066	$17,504	$14,781
Performance-based RSUs	2,385	2,030	3,838	3,898
Employee stock purchase plan	1,113	1,038	2,194	2,078
Capitalization (Included in Property and equipment, net)	(707)	(762)	(1,407)	(1,392)
Total stock-based compensation expense	$12,001	$9,372	$22,129	$19,365

Note 8. Debt and Interest Expense
Senior Notes due 2025
On March 27, 2015, the Company issued $500.0 million principal amount of 5.25% senior unsecured notes due April 1, 2025. The Company intends to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares of its common stock under its share buyback program. In connection with the offering the Company incurred $6.5 million of issuance costs which are presented as a reduction of the Senior Notes liability subsequent to the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The issuance costs will be amortized to Interest expense over the 10 year term of the notes. The Company will pay interest on the notes semi-annually on April 1 and October 1, commencing on October 1, 2015.
The Company may redeem the 2025 Senior Notes, in whole or in part, at any time at the Company’s option at specified redemption prices. The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers that provided holders of the notes certain rights relating to registration of the notes under the Securities Act of 1933, as amended. In July 2015, the Company completed an exchange of $499.8 million of its outstanding 2025 Senior Notes, which were not registered under the Securities Act, for an equal principal amount of its 2025 Senior Notes, which have been registered under the Securities Act on an effective exchange offer registration statement filed by the Company pursuant to the Registration Rights Agreement.
2015 Credit Facility
On March 31, 2015, the Company entered into a new credit agreement for a $200.0 million committed senior unsecured revolving credit facility (the “2015 Credit Facility”). The 2015 Credit Facility replaces the Company’s 2011 Credit Facility which was set to expire in November 2016. The terms of the 2015 Credit Facility are substantially similar to the terms of the previous 2011 Credit Facility. The 2015 Credit Facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.5 to 1.0. As of June 30, 2015, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2015 Credit Facility expires on April 1, 2020 at which time any outstanding borrowings are due.
The following table presents the components of the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on 2023 Senior Notes	8,672	8,672	17,344	17,344
Contractual interest on 2025 Senior Notes	6,562	—	6,927	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,527	2,329	5,004	4,611
Credit facility fees and amortization of debt issuance costs	735	494	1,239	985
Interest capitalized to Property and equipment, net	(149)	(161)	(306)	(377)
Total interest expense	$28,503	$21,490	$50,520	$42,875

Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$2,708	$5,246	$(4,311)	$10,515
Interest income	373	195	632	511
Other, net	120	(447)	1,325	484
Total non-operating income (loss), net	$3,201	$4,994	$(2,354)	$11,510
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price. Interest income is earned principally from the Company’s surplus cash balances and marketable securities.
Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Income tax expense	$30,652	$26,449	$59,079	$56,742
Effective tax rate	25%	21%	25%	23%
The effective tax rate for the three and six months ended June 30, 2015 and 2014 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. During the three months ended June 30, 2014, the Company recognized a discrete tax benefit of $5.2 million due to changes in estimates of U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries.
Current deferred tax liabilities and Other long-term tax liabilities as of June 30, 2015 reflect the use of a portion of U.S. foreign tax credits during the first half of 2015, an increase in the deferred tax liability related to the Subordinated Convertible Debentures, and the reclassification of unrecognized tax benefits.

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
Overview
We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and the operation of the root-zone maintainer functions for the core of the Internet’s DNS. Our product suite also includes Security Services, which was formerly known as Network Intelligence and Availability, or NIA Services, consisting of DDoS Protection Services, Verisign iDefense Services and Managed DNS Services.  As of June 30, 2015, we had approximately 133.5 million names in the domain name base for .com and .net, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names under our management may be hindered by certain factors, including overall economic conditions, the growth of ccTLDs, the introduction of new gTLDs, and ongoing changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from Security Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•
We recorded revenues of $262.5 million and $521.0 million during the three and six months ended June 30, 2015. This represents an increase of 5% and 4%, respectively, as compared to the same periods in 2014.

•
We recorded operating income of $149.0 million and $293.2 million during the three and six months ended June 30, 2015. This represents an increase of 4% as compared to each of the same periods in 2014.

•
We added 0.5 million net new names during the second quarter, ending with 133.5 million names in the domain name base for .com and .net, which represents a 3% increase over the base at the end of the second quarter in 2014, as calculated including domain names on hold for both periods.

•	During the three months ended June 30, 2015, we processed 8.7 million new domain name registrations for .com and .net as compared to 8.5 million for the same period in 2014.

•
The final .com and .net renewal rate for the first quarter of 2015 was 73.4% compared with 72.6% for the same quarter in 2014. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended June 30, 2015, we repurchased 2.5 million shares of our common stock under the share buyback program for $156.0 million. As of June 30, 2015, $760.6 million remained available for further repurchases under our share buyback program.

•	Through July 22, 2015, we repurchased an additional 0.7 million shares for $41.0 million under our share buyback program.

•	We generated cash flows from operating activities of $307.6 million during the six months ended June 30, 2015, an increase from $262.7 million in the same period last year.

•	On July 23, 2015, we announced an increase in the annual fee for a .net domain name registration from $6.79 to $7.46, effective February 1, 2016, per our agreement with ICANN.
Pursuant to our agreements with ICANN, we make available on our website (at www.Verisigninc.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain names in the domain name base. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top level domain zone file plus the number of domain names that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-Q are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	18	18	19	19
Sales and marketing	9	10	9	9
Research and development	6	6	6	7
General and administrative	10	9	10	9
Total costs and expenses	43	43	44	43
Operating income	57	57	56	57
Interest expense	(11)	(9)	(10)	(9)
Non-operating income (loss), net	1	2	—	2
Income before income taxes	47	50	46	50
Income tax expense	(12)	(10)	(11)	(11)
Net income	35%	40%	35%	39%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.62 to $6.18 on February 1, 2014, and from $6.18 to $6.79 on February 1, 2015. On July 23, 2015, we announced an increase in the annual fee for a .net domain name registration from $6.79 to $7.46, effective February 1, 2016. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Revenues	$262,539	5%	$250,382	$520,961	4%	$499,178
The following table compares domain name base for .com and .net managed by our Registry Services business:

	June 30, 2015	% Change	June 30, 2014
Domain name base for .com and .net (1)	133.5 million	3%	129.5 million

(1)
The domain name base for .com and .net presented above for each period, includes domain names that are in a client or server hold status. The domain names that are on a hold status were not previously included in the numbers reported in prior filings; however, the prior period amounts reported in this Form 10-Q have been adjusted to include domain names on a hold status to allow for direct comparisons

Revenues increased by $12.2 million and $21.8 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase was driven by a 3% increase in the number of domain names ending in .com and .net in each period and an increase in the .net domain name registration fees in February 2014 and 2015.
The growth in the domain name base was primarily driven by continued Internet growth and new domain name promotional programs. However, ongoing economic uncertainty, competitive pressure from ccTLDs and the introduction of new gTLDs has limited the rate of growth of the domain name base in recent years. Further, according to published reports, Google periodically makes changes to its search algorithms, which may decrease traffic to certain websites and provide less pay-per-click compensation for certain types of websites. This could make such websites less profitable and hinder domain name registration growth. We believe these algorithm changes had a negative effect on the first time renewal rate for registrations in recent years.
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
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
U.S.	$159,208	4%	$153,158	$316,716	4%	$304,919
EMEA	48,233	7%	45,053	95,239	6%	90,202
APAC	36,312	11%	32,776	71,358	10%	64,970
Other	18,786	(3)%	19,395	37,648	(4)%	39,087
Total revenues	$262,539		$250,382	$520,961		$499,178
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues continued to grow in the more mature markets of the U.S. and EMEA, the emerging markets in the APAC region saw the highest growth rate for both the three and six months ended June 30, 2015.

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
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Cost of revenues	$48,221	5%	$45,989	$96,574	3%	$94,015
Cost of revenues increased by $2.2 million during the three months ended June 30, 2015, as compared to the same period last year, primarily due to a $1.4 million increase in salary and employee benefits expenses including stock based compensation expenses. Salary and employee benefits expenses increased due to an increase in average headcount and increases in salary, bonus and allocated benefit expenses.
Cost of revenues increased by $2.6 million during the six months ended June 30, 2015, as compared to the same period last year, primarily due to a $2.1 million increase in salary and employee benefits expenses including stock based compensation expenses. Salary and employee benefits expenses increased due to an increase in average headcount and increases in salary, bonus and allocated benefit expenses.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2015 compared to the six months ended June 30, 2015.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Sales and marketing	$24,329	3%	$23,651	$46,711	6%	$43,940
Sales and marketing expenses remained consistent during the three months ended June 30, 2015, as compared to the same period last year.
Sales and marketing expenses increased during the six months ended June 30, 2015, as compared to the same period last year, primarily due to a $1.8 million increase in advertising and consulting expenses as a result of the earlier launch of our 2015 channel marketing programs for our Registry Services business, and increases in regional marketing programs primarily focused in APAC.
We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the six months ended June 30, 2015.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Research and development	$16,347	4%	$15,694	$33,499	(2)%	$34,133

Research and development expenses remained consistent during the three and six months ended June 30, 2015, as compared to the same periods last year.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the six months ended June 30, 2015.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
General and administrative	$24,677	13%	$21,927	$50,975	15%	$44,384
General and administrative expenses increased during the three months ended June 30, 2015, as compared to the same period last year, primarily due to a $3.1 million increase in salary and employee benefits expenses, including stock based compensation expense. Salary and employee benefits expenses increased due to increased expenses related to bonuses and health insurance benefits. Stock based compensation expense increased due to the expense associated with new executive stock grants, an increase in expense related to performance-based RSUs, and the impact of new RSU grants which had a higher grant date fair value due to the increase in our stock price.
General and administrative expenses increased during the six months ended June 30, 2015, as compared to the same period last year, primarily due to a $4.8 million increase in salary and employee benefits expenses, including stock based compensation expense, and a $2.0 million expense for certain non-income taxes, partially offset by a $1.6 million decrease in contract and professional services expenses. Salary and employee benefits expenses increased due to annual salary increases, and increased expenses related to health insurance benefits, bonuses and payroll taxes. Stock based compensation expense increased due to the expense associated with new executive stock grants, an increase in expense related to performance-based RSUs, and the impact of new RSU grants which had a higher grant date fair value due to the increase in our stock price. Contract and professional services expenses decreased due to reductions in consulting costs supporting various corporate functions.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the six months ended June 30, 2015.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on 2023 Senior Notes	8,672	8,672	17,344	17,344
Contractual interest on 2025 Senior Notes	6,562	—	6,927	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,527	2,329	5,004	4,611
Credit facility fees and amortization of debt issuance costs	735	494	1,239	985
Interest capitalized to Property and equipment, net	(149)	(161)	(306)	(377)
Total interest expense	$28,503	$21,490	$50,520	$42,875
We expect interest expense as a percent of revenue to increase during the remainder of 2015 as compared to the six months ended June 30, 2015 due to the additional interest on the 2025 Senior Notes.

Non-operating income (loss), net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$2,708	$5,246	$(4,311)	$10,515
Interest income	373	195	632	511
Other, net	120	(447)	1,325	484
Total non-operating income (loss), net	$3,201	$4,994	$(2,354)	$11,510
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income is earned principally from our surplus cash balances and marketable securities.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Income tax expense	$30,652	$26,449	$59,079	$56,742
Effective tax rate	25%	21%	25%	23%
The effective tax rate for the three and six months ended June 30, 2015 and 2014 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. During the three months ended June 30, 2014, we recognized a discrete tax benefit of $5.2 million due to changes in estimates of U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries.

Liquidity and Capital Resources

	June 30,	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$187,286	$191,608
Marketable securities	1,697,523	1,233,076
Total	$1,884,809	$1,424,684
As of June 30, 2015, our principal source of liquidity was $187.3 million of cash and cash equivalents and $1.7 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds. As of June 30, 2015, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of June 30, 2015, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.0 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
On March 27, 2015, we issued $500.0 million of 5.25% senior unsecured notes due April 1, 2025. We intend to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. On March 31, 2015, we entered into a new $200.0 million unsecured revolving credit facility. This facility will expire in 2020 and takes the place of our prior unsecured revolving credit facility. As of June 30, 2015, there were no borrowings outstanding under this credit facility.
As of June 30, 2015, we had $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of June 30, 2015, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the second quarter of 2015. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through September 30, 2015. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
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
We derive significant tax savings from the Subordinated Convertible Debentures.  During the first half of 2015 and 2014, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures was $82.4 million and $77.5 million, respectively, compared to coupon interest expense of $20.3 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
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
In summary, our cash flows for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$307,625	$262,738
Net cash (used in) provided by investing activities	(489,285)	57,531
Net cash provided by (used in) financing activities	176,732	(422,397)
Effect of exchange rate changes on cash and cash equivalents	606	266
Net decrease in cash and cash equivalents	$(4,322)	$(101,862)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2015 primarily due to an increase in cash collected from customers and a decrease in cash paid for income taxes, partially offset by an increase in cash paid for interest. Cash received from customers increased primarily due to an increase in the number of new and renewal domain name registrations during the six months ended June 30, 2015, and the increases in the .net domain name registration fees in February 2015 and 2014. Cash paid for income taxes decreased primarily due to the payment of $28.1 million in foreign withholding taxes during 2014 related to the repatriation of foreign earnings. Cash paid for interest increased as a result of the $5.2 million contingent interest paid to holders of the Subordinated Convertible Debentures.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The change in cash flows (used in) provided by investing activities was due to $463.7 million of purchases of marketable securities, net of sales and maturities during the first half of 2015, compared to $76.2 million of sales and maturities of marketable securities, net of purchases, in the first half of 2014, and an increase in purchases of property and equipment and other investing activities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan, and excess tax benefits from stock-based compensation.
The change in cash provided by (used in) financing activities during the six months ended June 30, 2015 was primarily due to the proceeds from the issuance of the 2025 Senior Notes and a decrease in share repurchases, partially offset by a decrease in excess tax benefits from stock-based compensation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

•
any changes to the scope and success of marketing efforts by third-party registrars or their resellers in the case of our Registry Services business, and by our sales channels, including resellers, referrers and OEMs, in the case of our Security Services business;

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

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	the introduction of new gTLDs, which could cause security, stability and resiliency problems that could possibly harm the industry and could substantially and permanently harm our business;

•	in the case of our Security Services business, the long sales cycles for some of our services and the timing and execution of individual customer contracts;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the reliability or the perceived reliability of our products and services;

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
An unstable global economic, social and political environment, including hostilities and conflicts in various regions outside the U.S., natural disasters, currency fluctuations, country specific operating regulations and potential fallout from the disclosures related to the U.S. Internet and communications surveillance may have a negative impact on demand for our services, our business and our foreign operations.  For example, recently the ongoing challenging economic conditions in Europe have possibly limited the rate of growth of the domain name base and may continue to do so in the future.  More generally, the economic, social and political environment has impacted or may negatively impact, among other things:

•
our customers’ continued growth and development of their businesses and our customers’ ability to continue as going concerns or maintain their businesses, which could affect demand for our products and services;

•	current and future demand for our services, including decreases as a result of reduced spending on information technology and communications by our customers;

•	price competition for our products and services;

•	the price of our common stock;

•	our liquidity and our associated ability to execute on any share repurchase plans;

•	our ability to service our debt, to obtain financing or assume new debt obligations; and

•	our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
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

In addition, under the .com, .net and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition. However, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in some instances. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, unless prohibited by ICANN as noted above, such vertical integration restrictions do not generally apply to ccTLD operators.
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

•	the U.S. Congress or foreign regulatory bodies could take actions that are unfavorable to us;

•
ICANN could fail to maintain its role, or seek to change its role, potentially resulting in changes to Internet governance that could pose a risk to our business, including instability in DNS administration;

•
ICANN is mandated by the Affirmation of Commitments (the “AOC”) between the DOC and ICANN to uphold a private sector led multi-stakeholder approach to Internet governance for the public benefit. If ICANN fails to uphold or significantly redefines the multi-stakeholder model, by expanding the role of governments in the Governmental Advisory Committee for example, it could harm our business and our relationship with ICANN;

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
As a result of these and other risks, it may be difficult for us to introduce new services in our Registry Services business and we could also be subject to additional restrictions on how this business is conducted or to fees and taxes applicable to this business, which may not also be equally applicable to our competitors.
Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.
As of June 30, 2015, we had 123, or 11% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting ccTLDs which we do not operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	currency fluctuations, as a portion of our international revenues and some of our costs are denominated in foreign currencies;

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
Application of new and existing laws and regulations in the U.S. or overseas to the Internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations that will require registry operators to, among other things, obtain a government-issued license in order to provide Registry Services to registrars located in the PRC.  The new regulations could impose additional costs on our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC.  While we have submitted applications to the government of the PRC to obtain the licenses required by the new regulations, there can be no assurance that we will obtain the licenses or obtain the licenses in a timely manner.  Our failure to obtain the licenses could result in restrictions, up to and including, a prohibition on the sale of our Registry Services to registrars located in the PRC. In addition to registry operators, the new regulations will require registrars to obtain a government-issued license to sell domain names directly to registrants. Their failure to obtain the required licenses could also impact the growth of our business in PRC.
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling (especially as we consider providing Security Services and Registry Services to this sector), counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
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

Under its new gTLD program, ICANN intends to recommend for delegation into the root zone a large number of new gTLDs potentially within a compressed timeframe. On October 23, 2013, NTIA began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. In view of our role as the Root Zone Maintainer, and as a root operator, we face increased risks should ICANN’s delegation of these new gTLDs, which represent unprecedented changes to the root zone in volume and frequency, cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or other aspects of the global DNS, or other relying parties are negatively impacted as a result of domain name collisions, such as exposure or other leakage of private or sensitive information.
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
Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines were to change the value of their algorithms on the use of a domain name for finding a website; (iii) Internet users’ preferences or practices continue to shift away from directly typing in web addresses; (iv) Internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; or (v) Internet users were to increasingly use third level domain names or alternate identifiers, such as social networking and microblogging sites, in each case, the demand for domain names could decrease.
Changes in the level of spending on online advertising and/or the way that online networks compensate owners of websites could impact the demand for domain names.
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites and provide less pay-per-click compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

Changes in federal or state tax laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Many Internet merchants are not currently required to collect sales taxes in respect of shipments of goods into states where they lack physical presence. However, state tax laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce.  Several states have enacted “affiliate nexus” laws which require online retailers without a physical presence in the state to begin collecting sales taxes if a significant number of local sales are generated by brick and mortar affiliates operating in the state.  In addition, it is possible that national legislation may be enacted requiring online retailers with greater than $1 million in sales in a state, but without any physical presence in the state, to begin collecting sales taxes for that state.  Legislation called the Marketplace Fairness Act of 2013 (S. 743), which would have done this, passed the Senate in 2013, but no action was taken by the House of Representatives prior to the 2013-2014 congressional term.  A new version of the Marketplace Fairness Act, known as the Digital Goods and Services Tax Fairness Act of 2015 has been introduced in the Senate and the House of Representatives, but it is unclear if this new version will have any greater chance of passage than its predecessor. The enactment of any such state or federal laws may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, or other events could result in a DNS resolution or other service outage or in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root zone file or the supporting cryptographic and other operational infrastructure that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could create potential liability and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our Security Services could have a negative impact on our reputation and our business could suffer.
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
We retain certain customer and employee information with third-party service providers, including those providing cloud-based service offerings. We invest significant time and effort in determining that these third-party service providers have sufficient data security processes and practices in place to maintain the security of this information. Should the data that we provide to these service providers be compromised through a security breach or otherwise, we could face significant liability and adverse publicity.
We are frequently subject to large-scale DDoS attacks.
Our networks have been and likely will continue to be subject to DDoS attacks of increasing size and sophistication.  We have adopted mitigation techniques, procedures and strategies to defend against such attacks but there can be no assurance that we will be able to defend against every attack especially as the attacks increase in size and sophistication.  Any successful attack, or partially successful attack, could disrupt our networks, increase response time, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader Internet community. Further, we sell DDoS protection services to Security Services customers.  The provision of such services might expose our critical DNS services to temporary degradations or outages caused by very large-scale DDoS attacks against those customers, in addition to any directed specifically against us and our networks.

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

The success of our Security Services depends in part on the acceptance of our services.
We are investing in our Security Services offerings, and the future growth of these services depends, in part, on their commercial success, acceptance, and reliability. We continually evaluate and evolve the terms and conditions upon which these services are sold. These services may not experience success or acceptance as a result of changes to the terms and conditions of our contracts. Also, these services will suffer if our target customers do not adopt or use these services. We are not certain that our target customers will choose our Security Services offerings or renew their contracts after the initial term.
We rely on third parties to provide products which are incorporated in our Security Services offerings.
The Security Services offerings incorporate and rely on third party hardware and software products, many of which have unique capabilities. If we are unable to procure these third party products, the Security Services offerings may malfunction, not perform as well as they should perform, not perform as well as they have been performing or not perform as planned, and our business could suffer.
Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could be harmed.
Our Registry Services and Security Services businesses are developing services in emerging markets, including services that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices;

•	the ability of the Internet infrastructure to accommodate increased levels of usage;

•	increasing cyber threats and the associated customer need and demand for our Security Services offerings, and

•	government regulations affecting Internet access and availability, domain name registrations or the provision of registry services, or e-commerce and telecommunications over the Internet.
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
As of June 30, 2015, we had $1.9 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

•	adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with environmental, health and safety, zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination or notices of violation from federal or state environmental agencies;

•	the costs associated with fixing any environmental problems or addressing notices of violation; and

•	possible disputes with neighboring owners, tenants, service providers or others.
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
Competition in Security Services: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, we may experience difficulty establishing or increasing demand for our products and services or distributing our products successfully. In addition, it may be difficult to compete against consolidation and partnerships among our competitors which create integrated product suites.
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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs requested by country code managers, resulting in the ongoing delegation of new IDN ccTLDs to the DNS root zone. Additionally, on June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending a large number of new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. Increased competition from these new TLDs could have a material effect on our business, results of operations, financial condition and cash flows. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, there has been an increase in domain name collisions in 2014 which have resulted in network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. We do not yet know the impact, if any, that these new gTLDs may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000, which could delay the activation of some approved new gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. Further, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs including our new gTLD strings, may face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the Internet.
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
Under the terms of the Symantec Agreement, we have licensed rights to certain of our domain name registrations to Symantec. We are at risk that our customers will go to a URL for a licensed domain name and be unable to locate our Registry or Security Services. In addition, we will continue to maintain the registration rights for the domain names licensed to Symantec for which Symantec has sole control over the displayed content, and we may be subject to claims of infringement if Symantec posts content that is alleged to infringe the rights of a third party.
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
As of June 30, 2015, we had one billion authorized common shares, of which 114.0 million shares were outstanding. In addition, of our authorized common shares, 13.9 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures, our 2023 Senior Notes and our 2025 Senior Notes (collectively, the “Senior Notes”), we have a substantial amount of long-term debt outstanding. In addition to the Subordinated

Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of June 30, 2015, we had no borrowings under the Unsecured Credit Facility.
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
As of June 30, 2015, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $1.0 billion. For any funds held by the foreign subsidiaries that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 – 30, 2015	26	$63.48	26	$914.9	million
May 1 – 31, 2015	1,122	$64.11	1,122	$843.0	million
June 1 – 30, 2015	1,302	$63.26	1,302	$760.6	million
	2,450		2,450
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

Date: July 23, 2015	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 23, 2015	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer