Form 10-Q
period 2015-09-30
VERISIGN INC/CA
filed 2015-10-22
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 16, 2015
Common stock, $.001 par value	111,507,162

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$177,871	$191,608
Marketable securities	1,713,087	1,233,076
Accounts receivable, net	14,714	13,448
Other current assets	35,468	41,905
Total current assets	1,941,140	1,480,037
Property and equipment, net	297,299	319,028
Goodwill	52,527	52,527
Long-term deferred tax assets	262,243	266,954
Other long-term assets	24,096	15,918
Total long-term assets	636,165	654,427
Total assets	$2,577,305	$2,134,464
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$180,106	$190,278
Deferred revenues	660,417	621,307
Subordinated convertible debentures, including contingent interest derivative	626,590	620,620
Deferred tax liabilities	512,779	477,781
Total current liabilities	1,979,892	1,909,986
Long-term deferred revenues	279,724	269,047
Senior notes	1,234,890	740,175
Other long-term tax liabilities	114,209	98,722
Total long-term liabilities	1,628,823	1,107,944
Total liabilities	3,608,715	3,017,930
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:322,968 at September 30, 2015 and 321,699 at December 31, 2014; Outstanding shares:111,891 at September 30, 2015 and 118,452 at December 31, 2014	323	322
Additional paid-in capital	17,697,985	18,120,045
Accumulated deficit	(18,727,129)	(19,000,835)
Accumulated other comprehensive loss	(2,589)	(2,998)
Total stockholders’ deficit	(1,031,410)	(883,466)
Total liabilities and stockholders’ deficit	$2,577,305	$2,134,464

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$265,780	$255,022	$786,741	$754,200
Costs and expenses:
Cost of revenues	47,218	46,933	143,792	140,948
Sales and marketing	20,966	24,304	67,677	68,244
Research and development	15,019	16,320	48,518	50,453
General and administrative	28,115	27,965	79,090	72,349
Total costs and expenses	111,318	115,522	339,077	331,994
Operating income	154,462	139,500	447,664	422,206
Interest expense	(28,544)	(21,533)	(79,064)	(64,408)
Non-operating (loss) income, net	(3,975)	(6,473)	(6,329)	5,037
Income before income taxes	121,943	111,494	362,271	362,835
Income tax expense	(29,486)	(16,305)	(88,565)	(73,047)
Net income	92,457	95,189	273,706	289,788
Realized foreign currency translation adjustments, included in net income	—	—	(291)	—
Unrealized gain on investments	565	59	799	34
Realized (gain) loss on investments, included in net income	(26)	(1)	(99)	2
Other comprehensive income	539	58	409	36
Comprehensive income	$92,996	$95,247	$274,115	$289,824

Income per share:
Basic	$0.82	$0.77	$2.38	$2.25
Diluted	$0.70	$0.69	$2.06	$2.03
Shares used to compute net income per share:
Basic	112,955	124,109	115,235	128,924
Diluted	131,721	138,112	132,925	142,584
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$273,706	$289,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	46,554	47,924
Stock-based compensation	34,351	34,281
Excess tax benefit associated with stock-based compensation	(19,420)	(8,566)
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	9,058	(3,953)
Payment of Contingent interest	(10,759)	—
Other, net	8,161	7,470
Changes in operating assets and liabilities
Accounts receivable	(1,319)	(2,550)
Prepaid expenses and other assets	2,967	31,349
Accounts payable and accrued liabilities	14,658	(2,540)
Deferred revenues	49,787	37,237
Net deferred income taxes and other long-term tax liabilities	55,203	36
Net cash provided by operating activities	462,947	430,476
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,965,767	2,425,259
Purchases of marketable securities	(2,443,865)	(2,281,523)
Purchases of property and equipment	(28,659)	(30,058)
Other investing activities	(3,666)	351
Net cash (used in) provided by investing activities	(510,423)	114,029
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	14,690	15,816
Repurchases of common stock	(492,575)	(673,540)
Proceeds from borrowings, net of issuance costs	492,237	—
Excess tax benefit associated with stock-based compensation	19,420	8,566
Net cash provided by (used in) financing activities	33,772	(649,158)
Effect of exchange rate changes on cash and cash equivalents	(33)	(621)
Net decrease in cash and cash equivalents	(13,737)	(105,274)
Cash and cash equivalents at beginning of period	191,608	339,223
Cash and cash equivalents at end of period	$177,871	$233,949
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$68,678	$57,767
Cash paid for income taxes, net of refunds received	$13,289	$34,937
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
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  The Company elected to adopt this ASU effective June 30, 2015, and as a result, approximately $25.6 million and $20.4 million of debt issuance costs as of September 30, 2015 and December 31, 2014, respectively, are presented as a reduction of the related debt obligations.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30,	December 31,
	2015	2014
	(In thousands)
Cash	$72,290	$110,799
Money market funds	113,223	85,453
Time deposits	4,052	3,384
Debt securities issued by the U.S. Treasury	1,712,986	1,233,076
Equity securities of public companies	101	—
Total	$1,902,652	$1,432,712

Included in Cash and cash equivalents	$177,871	$191,608
Included in Marketable securities	$1,713,087	$1,233,076
Included in Other long-term assets (Restricted cash)	$11,694	$8,028
The fair value of the debt securities held as of September 30, 2015 was $1.7 billion, including approximately $0.8 million of gross and net unrealized gains. All of the debt securities held as of September 30, 2015 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of September 30, 2015:
Assets:
Investments in money market funds	$113,223	$113,223	$—	$—
Debt securities issued by the U.S. Treasury	1,712,986	1,712,986	—	—
Equity securities of public companies	101	101	—	—
Foreign currency forward contracts (1)	284	—	284	—
Total	$1,826,594	$1,826,310	$284	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$25,054	$—	$—	$25,054
Foreign currency forward contracts (2)	133	—	133	—
Total	$25,187	$—	$133	$25,054
As of December 31, 2014:
Assets:
Investments in money market funds	$85,453	$85,453	$—	$—
Debt securities issued by the U.S. Treasury	1,233,076	1,233,076	—	—
Foreign currency forward contracts (1)	330	—	330	—
Total	$1,318,859	$1,318,529	$330	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$26,755	$—	$—	$26,755
Foreign currency forward contracts (2)	169	—	169	—
Total	$26,924	$—	$169	$26,755

(1)	Included in Other current assets

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of September 30, 2015, the valuation of the contingent interest derivative assumed a volatility rate of approximately 25% and a credit spread of approximately 5%. The fair value of the contingent interest derivative would not have significantly changed using a volatility rate of either 20% or 30%, or a credit spread of either 4% or 6%.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$25,841	$18,489	$26,755	$29,004
Payment of contingent interest	(5,534)	—	(10,759)	—
Unrealized loss (gain)	4,747	6,562	9,058	(3,953)
Ending balance	$25,054	$25,051	$25,054	$25,051

In August 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2015 through February 15, 2016. The $6.4 million contingent interest payable in February 2016 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of September 30, 2015.
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2015, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $2.6 billion as of September 30, 2015. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $734.1 million and $504.7 million, respectively, as of September 30, 2015. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Income tax and other receivables	$18,458	$24,821
Prepaid expenses	16,018	16,190
Deferred tax assets and other assets	992	894
Total other current assets	$35,468	$41,905

Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Long-term restricted cash	11,694	8,028
Other tax receivable	5,673	5,673
Long-term prepaid expenses and other assets	6,729	2,217
Total other long-term assets	$24,096	$15,918
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Accounts payable	$18,362	$29,335
Accrued employee compensation	38,959	49,470
Customer deposits	34,260	30,103
Income taxes payable and other tax liabilities	40,623	47,079
Accrued interest	33,144	21,138
Other accrued liabilities	14,758	13,153
Total accounts payable and accrued liabilities	$180,106	$190,278
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2014, was paid during the nine months ended September 30, 2015. Income taxes payable and other tax liabilities decreased in the nine months ended September 30, 2015 as a result of payments made for income taxes in certain non-U.S. jurisdictions. Accrued interest includes coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes.
Note 5. Stockholders’ Deficit
On January 30, 2015, the Company’s Board of Directors approved an additional authorization for share repurchases of approximately $452.9 million of its common stock in addition to the $547.1 million remaining available for repurchases of its common stock under the previous share buyback program for a total repurchase authorization of up to $1.0 billion of its common stock. The share buyback program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2015 the Company repurchased 2.3 million and 7.5 million shares of its common stock, respectively, at an average stock price of $67.45 and $62.88, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2015 was $156.0 million and $471.8 million, respectively. As of September 30, 2015, $604.6 million remained available for further repurchases under the share buyback program.
During the nine months ended September 30, 2015, the Company placed 0.3 million shares, at an average stock price of $63.70, and for an aggregate cost of $20.8 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 211.1 million shares of its common stock for an aggregate cost of $7.2 billion, which is presented as a reduction of Additional paid-in capital.

Note 6. Calculation of Net Income per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Weighted-average shares of common stock outstanding	112,955	124,109	115,235	128,924
Weighted-average potential shares of common stock outstanding:
Conversion spread related to the Subordinated Convertible Debentures	18,024	13,228	16,936	12,935
Unvested RSUs	722	730	724	670
Employee stock purchase plan and stock options	20	45	30	55
Shares used to compute diluted net income per share	131,721	138,112	132,925	142,584
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$1,722	$1,618	$5,202	$4,748
Sales and marketing	1,683	2,234	4,800	5,902
Research and development	1,478	1,678	4,890	5,189
General and administrative	7,339	9,386	19,459	18,442
Total stock-based compensation expense	$12,222	$14,916	$34,351	$34,281
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
RSUs	$9,871	$9,669	$27,375	$24,450
Performance-based RSUs	2,041	4,897	5,879	8,795
Employee stock purchase plan	958	1,046	3,152	3,124
Capitalization (Included in Property and equipment, net)	(648)	(696)	(2,055)	(2,088)
Total stock-based compensation expense	$12,222	$14,916	$34,351	$34,281

Note 8. Debt and Interest Expense
Senior Notes due 2025
On March 27, 2015, the Company issued $500.0 million principal amount of 5.25% senior unsecured notes due April 1, 2025. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of shares of its common stock under its share buyback program. In connection with the offering the Company incurred $6.5 million of issuance costs which are presented as a reduction of the Senior Notes liability subsequent to the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The issuance costs will be amortized to Interest expense over the 10 year term of the notes. The Company will pay interest on the notes semi-annually on April 1 and October 1, commencing on October 1, 2015.
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
2015 Credit Facility
On March 31, 2015, the Company entered into a new credit agreement for a $200.0 million committed senior unsecured revolving credit facility (the “2015 Credit Facility”). The 2015 Credit Facility replaces the Company’s 2011 Credit Facility which was set to expire in November 2016. The terms of the 2015 Credit Facility are substantially similar to the terms of the previous 2011 Credit Facility. The 2015 Credit Facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.5 to 1.0. As of September 30, 2015, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2015 Credit Facility expires on April 1, 2020 at which time any outstanding borrowings are due.
The following table presents the components of the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on the 2023 Senior Notes	8,672	8,672	26,015	26,015
Contractual interest on the 2025 Senior Notes	6,563	—	13,490	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,581	2,375	7,585	6,986
Credit facility fees and amortization of debt issuance costs	734	497	1,973	1,482
Interest capitalized to Property and equipment, net	(162)	(167)	(468)	(544)
Total interest expense	$28,544	$21,533	$79,064	$64,408

Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(4,747)	$(6,562)	$(9,058)	$3,953
Interest income	639	197	1,271	708
Other, net	133	(108)	1,458	376
Total non-operating (loss) income, net	$(3,975)	$(6,473)	$(6,329)	$5,037
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price. Interest income is earned principally from the Company’s surplus cash balances and marketable securities.
Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Income tax expense	$29,486	$16,305	$88,565	$73,047
Effective tax rate	24%	15%	24%	20%
The effective tax rate for the three and nine months ended September 30, 2015 and 2014 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. The effective tax rate for the three and nine months ended September 30, 2014 was also reduced by discrete income tax benefits recognized as a result of changes in estimates of U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries. The Company recognized a discrete tax benefit of $5.2 million in the second quarter of 2014 and an additional $11.4 million during the third quarter of 2014 related to these changes.
Current deferred tax liabilities and Other long-term tax liabilities as of September 30, 2015 reflect the use of a portion of U.S. foreign tax credits during the nine months ended September 30, 2015, an increase in the deferred tax liability related to the Subordinated Convertible Debentures, and the reclassification of unrecognized tax benefits.
The Company’s federal income tax returns for 2010, 2011 and 2012 continue to be under examination by the Internal Revenue Service (“the IRS”).  During the three months ended September 30, 2015, the Company received notification that its federal income tax returns for 2013 and 2014 are also under examination by the IRS.

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
Indemnifications
In connection with the sale of the Authentication Services business to Symantec in August 2010, the Company agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company’s indemnification obligations in this regard expired in August 2015 with no liability to the Company.

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
Overview
We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and the operation of the root zone maintainer function for the core of the Internet’s DNS. Our product suite also includes Security Services, which was formerly known as Network Intelligence and Availability, or NIA Services, consisting of DDoS Protection Services, iDefense Services, and Managed DNS Services.  As of September 30, 2015, we had approximately 135.2 million names in the domain name base for .com and .net, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, as well as advertising and promotional activities carried out by us and third-party registrars. Growth in the number of domain names under our management may be hindered by certain factors, including overall economic conditions, the growth of ccTLDs, the introduction and growth of new gTLDs, and ongoing changes to algorithms used by Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Revenues from Security Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $265.8 million and $786.7 million during the three and nine months ended September 30, 2015. This represents an increase of 4% as compared to the same periods in 2014.

•
We recorded operating income of $154.5 million and $447.7 million during the three and nine months ended September 30, 2015. This represents an increase of 11% and 6%, respectively, as compared to the same periods in 2014.

•
We added 1.7 million net new names during the third quarter, ending with 135.2 million names in the domain name base for .com and .net, which represents a 3% increase over the base at the end of the third quarter in 2014, as calculated including domain names on hold for both periods.

•	During the three months ended September 30, 2015, we processed 9.2 million new domain name registrations for .com and .net as compared to 8.7 million for the same period in 2014.

•
The final .com and .net renewal rate for the second quarter of 2015 was 72.7% compared with 71.8% for the same quarter in 2014. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended September 30, 2015, we repurchased 2.3 million shares of our common stock under the share buyback program for $156.0 million. As of September 30, 2015, $604.6 million remained available for further repurchases under our share buyback program.

•	Through October 21, 2015, we repurchased an additional 0.5 million shares for $35.2 million under our share buyback program.

•	We generated cash flows from operating activities of $462.9 million during the nine months ended September 30, 2015, an increase from $430.5 million in the same period last year.
Pursuant to our agreements with ICANN, we make available on our website (at www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain names in the domain name base. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top level domain zone file plus the number of domain names that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-Q are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	18	18	18	19
Sales and marketing	8	10	9	9
Research and development	5	6	6	7
General and administrative	11	11	10	9
Total costs and expenses	42	45	43	44
Operating income	58	55	57	56
Interest expense	(11)	(8)	(10)	(9)
Non-operating (loss) income, net	(1)	(3)	(1)	1
Income before income taxes	46	44	46	48
Income tax expense	(11)	(7)	(11)	(10)
Net income	35%	37%	35%	38%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, as well as advertising and promotional activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.62 to $6.18 on February 1, 2014, and from $6.18 to $6.79 on February 1, 2015. On July 23, 2015, we announced an increase in the annual fee for a .net domain name registration from $6.79 to $7.46, effective February 1, 2016. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Revenues	$265,780	4%	$255,022	$786,741	4%	$754,200
The following table compares domain name base for .com and .net managed by our Registry Services business:

	September 30, 2015	% Change	September 30, 2014
Domain name base for .com and .net (1)	135.2 million	3%	130.7 million

(1)
The domain name base for .com and .net presented above for each period, includes domain names that are in a client or server hold status. The domain names that are on a hold status were not previously included in the numbers reported in prior filings from 2014 and earlier; however, the prior period amounts reported in this Form 10-Q have been adjusted to include domain names on a hold status to allow for direct comparisons

Revenues increased by $10.8 million and $32.5 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase was driven by a 3% increase in the number of domain names ending in .com and .net in each period and an increase in the .net domain name registration fees in February 2014 and 2015.
Growth in the domain name base was primarily driven by continued Internet growth and new domain name promotional programs.  However, ongoing economic uncertainty, competitive pressure from ccTLDs, the introduction of new gTLDs, and ongoing changes to algorithms used by Internet search engines, has limited the rate of growth of the domain name base in recent years and may continue to do so in the fourth quarter and beyond.  During the third quarter of 2015 we experienced an increase in the level of new domain name registrations from registrars in emerging and international markets, particularly in Asia.  While we expect to see continued growth in the domain name base during the remainder of 2015, we do not believe the recent level of new registrations in these markets will continue at the same pace during the fourth quarter. Also, due to seasonal factors, the fourth quarter tends to have fewer net additions than the third quarter as we have experienced in recent years.
We expect revenues will continue to increase in the remainder of 2015, as a result of continued growth in the aggregate number of domain names ending in .com and .net and increases in the .net domain name registration fees in February 2014 and 2015.
Geographic revenues
We generate revenues in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
U.S.	$160,708	4%	$155,098	$477,424	4%	$460,017
EMEA	48,891	7%	45,886	144,130	6%	136,088
APAC	37,520	8%	34,821	108,878	9%	99,791
Other	18,661	(3)%	19,217	56,309	(3)%	58,304
Total revenues	$265,780		$255,022	$786,741		$754,200
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues continued to grow in the more mature markets of the U.S. and EMEA, the emerging markets in the APAC region saw the highest growth rate for both the three and nine months ended September 30, 2015.

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
A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Cost of revenues	$47,218	1%	$46,933	$143,792	2%	$140,948
Cost of revenues remained consistent during the three months ended September 30, 2015, as compared to the same period last year.
Cost of revenues increased by $2.8 million during the nine months ended September 30, 2015, as compared to the same period last year, primarily due to a $2.7 million increase in salary and employee benefits expenses and a $1.5 million increase in registry fee expenses, partially offset by a $1.4 million decrease in telecommunication expenses. Salary and employee benefits expenses increased primarily due to an increase in average headcount and increases in salary, bonus and allocated benefit expenses. Registry fees due to ICANN increased by $1.5 million resulting from an increase in the volume of .com registrations and renewals. Telecommunication expenses decreased primarily due to savings realized on renewals of colocation agreements.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2015 compared to the nine months ended September 30, 2015.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Sales and marketing	$20,966	(14)%	$24,304	$67,677	(1)%	$68,244
Sales and marketing expenses decreased by $3.3 million during the three months ended September 30, 2015, as compared to the same period last year, primarily due to a decrease in advertising and consulting expenses that resulted from differences in the timing of channel marketing programs for our Registry Services business, as 2014 programs generally began later in the year than the 2015 programs.
Sales and marketing expenses remained consistent during the nine months ended September 30, 2015, as compared to the same period last year.
We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the nine months ended September 30, 2015.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
Research and development	$15,019	(8)%	$16,320	$48,518	(4)%	$50,453

Research and development expenses decreased slightly in both the three and nine months ended September 30, 2015 compared to the same periods of last year, due to decreases in salary and employee benefits expenses resulting from a decrease in average headcount during 2015.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the nine months ended September 30, 2015.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)
General and administrative	$28,115	1%	$27,965	$79,090	9%	$72,349
General and administrative expenses remained consistent during the three months ended September 30, 2015, as compared to the same period last year. Legal expenses increased by $1.7 million primarily due to an increase in services performed by external legal counsel. Stock-based compensation expenses decreased by $2.0 million due to additional expense recognized in 2014 for certain performance-based RSUs which were recorded based on their period-end fair value.
General and administrative expenses increased by $6.7 million during the nine months ended September 30, 2015, as compared to the same period last year, primarily due to a $2.2 million expense for certain non-income related taxes, a $2.3 million increase in legal expenses, a $1.8 million increase in salary and employee benefits expenses, including stock-based compensation, and a $1.4 million increase in hardware and software expenses, partially offset by a $1.9 million decrease in contract and professional services expenses. Legal expenses increased by $2.3 million primarily due to an increase in services performed by external legal counsel. Salary and employee benefits expenses increased due to annual salary increases, and increased expenses related to insurance benefits. Stock based compensation expense increased due to the expense associated with new executive stock grants, an increase in expense related to performance-based RSUs, and the impact of new RSU grants which had a higher grant date fair value due to the increase in our stock price, partially offset by additional expense recognized in 2014 for certain performance-based RSUs which were recorded based on their period-end fair value. Hardware and software expenses increased primarily due to additional hardware maintenance costs supporting our network infrastructure. Contract and professional services expenses decreased due to reductions in consulting costs supporting various corporate functions.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2015 compared to the nine months ended September 30, 2015.

Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Contractual interest on the Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on the 2023 Senior Notes	8,672	8,672	26,015	26,015
Contractual interest on the 2025 Senior Notes	6,563	—	13,490	—
Amortization of debt discount on the Subordinated Convertible Debentures	2,581	2,375	7,585	6,986
Credit facility fees and amortization of debt issuance costs	734	497	1,973	1,482
Interest capitalized to Property and equipment, net	(162)	(167)	(468)	(544)
Total interest expense	$28,544	$21,533	$79,064	$64,408
We expect interest expense as a percent of revenue to increase during the remainder of 2015 as compared to the nine months ended September 30, 2015 due to the additional interest on the 2025 Senior Notes.
Non-operating (loss) income, net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(4,747)	$(6,562)	$(9,058)	$3,953
Interest income	639	197	1,271	708
Other, net	133	(108)	1,458	376
Total non-operating (loss) income, net	$(3,975)	$(6,473)	$(6,329)	$5,037
Unrealized losses and gains on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income is earned principally from our surplus cash balances and marketable securities.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Income tax expense	$29,486	$16,305	$88,565	$73,047
Effective tax rate	24%	15%	24%	20%
The effective tax rate for the three and nine months ended September 30, 2015 and 2014 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock-based compensation. The effective tax rate for the three and nine months ended September 30, 2014 was also reduced by discrete income tax benefits recognized as a result of changes in estimates of U.S. income taxes related to the 2013 worthless stock deduction and the 2014 repatriation of earnings from foreign subsidiaries. We recognized a discrete tax benefit of $5.2 million in the second quarter of 2014 and an additional $11.4 million during the third quarter of 2014 related to these changes.

Liquidity and Capital Resources

	September 30,	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$177,871	$191,608
Marketable securities	1,713,087	1,233,076
Total	$1,890,958	$1,424,684
As of September 30, 2015, our principal source of liquidity was $177.9 million of cash and cash equivalents and $1.7 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds. As of September 30, 2015, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of September 30, 2015, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.1 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
On March 27, 2015, we issued $500.0 million of 5.25% senior unsecured notes due April 1, 2025. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. On March 31, 2015, we entered into a new $200.0 million unsecured revolving credit facility. This facility will expire in 2020 and takes the place of our prior unsecured revolving credit facility. As of September 30, 2015, there were no borrowings outstanding under this credit facility.
As of September 30, 2015, we had $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of September 30, 2015, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the third quarter of 2015. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through December 31, 2015. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
The Company paid contingent interest of $5.2 million in February 2015 and $5.5 million in August 2015 in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures. In August 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2015 through February 15, 2016. On February 15, 2016, we will pay contingent interest of $6.4 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2016. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.

We derive significant tax savings from the Subordinated Convertible Debentures.  During the nine months ended September 30, 2015 and 2014, the interest deduction, for income tax purposes, related to our Subordinated Convertible

Debentures, excluding contingent interest, was $123.6 million and $116.2 million, respectively, compared to coupon interest expense of $30.5 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
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
In summary, our cash flows for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$462,947	$430,476
Net cash (used in) provided by investing activities	(510,423)	114,029
Net cash provided by (used in) financing activities	33,772	(649,158)
Effect of exchange rate changes on cash and cash equivalents	(33)	(621)
Net decrease in cash and cash equivalents	$(13,737)	$(105,274)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the nine months ended September 30, 2015 primarily due to an increase in cash collected from customers and a decrease in cash paid for income taxes, partially offset by an increase in cash paid for interest and cash paid to employees and vendors. Cash received from customers increased primarily due to an increase in the number of new and renewal domain name registrations during the nine months ended September 30, 2015, and the increases in the .net domain name registration fees in February 2015. Cash paid for income taxes decreased primarily due to the payment of $28.1 million in foreign withholding taxes during 2014 related to the repatriation of foreign earnings. Cash paid for interest increased as a result of the $10.8 million contingent interest paid to holders of the Subordinated Convertible Debentures during 2015. Cash paid to employees and vendors increased primarily due to an increase in cash operating expenses during 2015.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The change in cash flows (used in) provided by investing activities was primarily due to $478.1 million of purchases of marketable securities, net of sales and maturities during the nine months ended September 30, 2015, compared to $143.7 million of sales and maturities of marketable securities, net of purchases, in the same period in 2014, and an increase in cash used for other investing activities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, stock option exercises, our employee stock purchase plan, and excess tax benefits from stock-based compensation.
The change in cash provided by (used in) financing activities during the nine months ended September 30, 2015 was primarily due to the proceeds from the issuance of the 2025 Senior Notes, a decrease in share repurchases, and an increase in excess tax benefits from stock-based compensation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
An unstable global economic, social and political environment, including hostilities and conflicts in various regions outside the U.S., natural disasters, currency fluctuations, country specific operating regulations and potential fallout from the disclosures related to the U.S. Internet and communications surveillance may have a negative impact on demand for our services, our business and our foreign operations.  For example, the ongoing challenging economic conditions in Europe and China may possibly limit the rate of growth of the domain name base.  More generally, the economic, social and political environment has impacted or may negatively impact, among other things:

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
In addition, to the extent that the economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the market, economic, social and political conditions in the U.S. and globally do not improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results, financial condition and cash flows as a consequence of the above factors.
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
We are parties to agreements (i) with the DOC with respect to certain aspects of the DNS, (ii) with ICANN and the DOC as the exclusive registry of domain names within the .com gTLD and (iii) with ICANN with respect to being the exclusive registry for the .net and .name gTLDs and the IDN gTLDs, which are transliterations of .com and .net that we plan to begin to launch in late 2015.
We face risks arising from our agreements with ICANN and the DOC, including the following:

•
ICANN could adopt or promote policies, including Consensus Policies, procedures or programs that are unfavorable to us as the registry operator of the .com, .net and our other gTLDs and ccTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

•
ICANN has adopted registry agreements for new gTLDs, including the registry agreements for our IDN gTLDs, that include the right for ICANN to amend the agreement without a registry operator’s consent, which could impose unfavorable contract obligations on us that could impact our plans and competitive positions with respect to new gTLDs. ICANN might also seek to impose this same unilateral right to amend other registry agreements with us under certain conditions. ICANN has also included new mandatory obligations on registry operators that may increase the risks and potential liabilities associated with providing new gTLDs and ICANN might seek to impose these new mandatory obligations in our registry agreements under certain conditions;

•
under certain circumstances, ICANN could terminate one or more of our agreements to be the registry for the .com, .net or our other gTLDs and the DOC could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all, and if any of the foregoing events occur, in the case of the .com and .net Registry Agreements, it would have a material adverse impact on our business;

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

•
ICANN is mandated by the non-binding Affirmation of Commitments (the “AOC”) between the DOC and ICANN to uphold a private sector led multi-stakeholder approach to Internet governance for the public benefit. If ICANN fails to uphold or significantly redefines the multi-stakeholder model, by expanding the role of governments in the Governmental Advisory Committee for example, it could harm our business and our relationship with ICANN;

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

•
the AOC could be terminated or replaced with a different agreement between ICANN and some other authority which may establish other review panels or review procedures that may be unfavorable to us; and

•
some governments and members of the multi-stakeholder community are now questioning the ability of ICANN to be accountable with respect to Internet governance and, as a result, may seek a multilateral oversight body as a replacement.

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
As of September 30, 2015, we had 79, or 8% of our employees outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting ccTLDs which we do not operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	currency fluctuations;

•
high costs associated with repatriating profits to the U.S., which could impact us due to the large percentage of our cash, cash equivalents and marketable securities currently held by us outside the U.S. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”);

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information, including complying with the customer verification requirements of certain countries;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.

Governmental regulation and the application of new and existing laws in the U.S. and overseas may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or overseas to the Internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations, and begin to enforce existing regulations, that will require registry operators to, among other things, obtain a government-issued license in order to provide Registry Services to registrars located in the PRC.  The new regulations could impose additional costs on our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC.  While we have submitted applications to the government of the PRC to obtain the licenses required by the regulations, there can be no assurance that we will obtain the licenses or obtain the licenses in a timely manner.  Our failure to obtain the licenses could result in restrictions, up to and including, a prohibition on the sale of our Registry Services to registrars located in the PRC. In addition to registry operators, the regulations will require registrars to obtain a government-issued license to sell domain names directly to registrants. Their failure to obtain the required licenses could also impact the growth of our business in the PRC.
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling (to the extent we provide Security Services and Registry Services to this sector), counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
Due to the nature of the Internet, it is possible that state or foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. In addition, as we begin to launch our IDN gTLDs in late 2015, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, force us to change our business practices or otherwise materially harm our business. In addition, any such new laws could impede growth of or result in a decline in domain name registrations, as well as impact the demand for our services.

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
Under its new gTLD program, ICANN has recommended delegations into the root zone of a large number of new gTLDs. In view of our role as the Root Zone Maintainer, and as a root server operator, we face increased risks should ICANN’s delegation of these new gTLDs, which represent unprecedented changes to the root zone in volume and frequency, cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or other aspects of the global DNS, or other relying parties are negatively impacted as a result of domain name collisions or other new gTLD security issues, such as exposure or other leakage of private or sensitive information.
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
On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. The NTIA is also coordinating a related and parallel transition of related root zone management functions. These related root zone management functions involve our role as Root Zone Maintainer under the Cooperative Agreement. At NTIA’s request, we submitted a proposal with ICANN to NTIA as how best to remove NTIA’s administrative role associated with root zone management in a manner that maintains the security, stability and resiliency of the Internet’s domain name system. We have performed the Root Zone Maintainer functions as a community service spanning three decades without compensation at the request of the Department of Commerce under the Cooperative Agreement. While it is uncertain how the transition of oversight of the IANA function and related root zone management functions will affect our role as Root Zone Maintainer, it is anticipated that performance of the root zone management function would be conducted by us under a new root zone management agreement with ICANN once the root zone management function obligations under the Cooperative Agreement are completed. Although our Root Zone Maintainer function is separate from our Registry Services business, and the NTIA announcement does not affect our operation of the .com, .net and .name or other registries, including the root zone, there can be no assurance that the transition of the IANA function, the transition of the related root zone management functions and associated transition processes will not negatively impact our business.
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
Many Internet merchants are not currently required to collect sales taxes in respect of shipments of goods into states where they lack physical presence. However, state tax laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce.  Several states have enacted “affiliate nexus” laws which require online retailers without a physical presence in the state to begin collecting sales taxes if a significant number of local sales are generated by brick and mortar affiliates operating in the state.  In addition, it is possible that national legislation may be enacted requiring online retailers with greater than $1 million in sales in a state, but without any physical presence in the state, to begin collecting sales taxes for that state.  Legislation called the Marketplace Fairness Act of 2013 (S. 743), which would have done this, passed the Senate in 2013, but no action was taken by the House of Representatives.  A new version of the Marketplace Fairness Act, known as the Digital Goods and Services Tax Fairness Act of 2015 has been introduced in the Senate and the House of Representatives, but it is unclear if this new version will have any greater chance of passage than its predecessor. The enactment of any such state or federal laws may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
A failure in the operation of our TLD name servers, the domain name root zone servers, the root zone management system, or other events could result in a DNS resolution or other service outage or in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time.  In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root zone file or the supporting cryptographic and other operational infrastructure that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could create potential liability and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our Security Services could expose us to direct and third party claims, have a negative impact on our reputation, and our business could suffer.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical Internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers, the root zone files, TLD name servers and TLD zone files that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the systems, including domain name resolution and registration systems, or information stored within these systems including within our secure data centers, may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.

We retain certain customer and employee information with third-party service providers, including those providing cloud-based service offerings. We invest significant time and effort in determining that these third-party service providers have sufficient data security processes and practices in place to maintain the security of this information; however, there is no guarantee that these third-party service providers will not be subject to cyberattacks as evidenced by the recent security breach of certain news reporting services. Should the data that we provide to these service providers be compromised through a security breach or otherwise, we could face significant liability and adverse publicity.
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

With the introduction of new gTLDs, many of our registrars, based upon their perception of market opportunity or otherwise, have chosen, and may continue to choose, to focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms, and if we are unable to maintain their focus on our products and services or move through them to engage the same registrants, this could harm our business.
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
We are exploring a variety of possible strategic initiatives which may include, among other things, the pursuit of new revenue streams, services or products, changes to our offerings, including the acquisition and/or launch of new gTLDs, or initiatives to leverage our patent portfolio.
Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel; possible regulatory scrutiny or third-party claims; possible material adverse effects on our results of operations during and after the development process; our possible inability to achieve the intended objectives of the initiative; as well as damage to our reputation if we are unsuccessful in pursuing a strategic initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net, .name and other registries, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all. Any strategic initiative to leverage our patent portfolio will likely increase litigation risks from potential licensees and we may have to resort to litigation to enforce our intellectual property rights. Litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources.

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
The Security Services offerings incorporate and rely on third party hardware and software products, many of which have unique capabilities. If we are unable to procure these third party products, the Security Services offerings may not perform as expected and our business could suffer.

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
As described further in “Note 12, Income Taxes, of our Notes to Consolidated Financial Statements” in Part IV, Item 15 of our 2014 Form 10-K, we claimed a worthless stock deduction on our 2013 federal income tax return and recorded, during the fourth quarter of 2013, an income tax benefit of $375.3 million, net of valuation allowances and accrual for uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all, part or none of the income tax benefit, or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.
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
As of September 30, 2015, we had $1.9 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), other gTLDs and ccTLDs for which we provide back-end registry services, and the IDN gTLDs that we intend to begin to launch in late 2015, there are over 700 other operational gTLD registries, over 250 Latin script ccTLD registries and more than 40 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
In addition to the new gTLDs that ICANN has awarded and will award in this initial phase, ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. For additional information about the potential risks presented by these new gTLDs, see “We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias Limited, Donuts Inc. and RightSide Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google, Microsoft, and Yahoo!, operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.

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
Our Security Services business faces competition from companies or services such as iSight Partners, IBM X-Force, Secunia ApS, Dell SecureWorks, McAfee, Inc., Akamai Technologies Inc. , AT&T Inc., Verizon Communications, Inc., Dyn, Inc., Neustar, Inc., BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc., Mandiant Corporation, Cyveillance Inc., ThreatConnect, ThreatStream, RiskIQ, Level 3 Communication Inc., and Imperva Inc..
We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additional competition to our business has arisen from the introduction of new TLDs by ICANN. On June 13, 2012, ICANN announced it received 1,930 applications to operate over 1,400 unique new gTLDs. ICANN has begun executing registry agreements with these new gTLD applicants in connection with this initial round of gTLD applications and intends to continue recommending a large number of new gTLDs for delegation into the root zone. On October 23, 2013, the DOC began to authorize, and Verisign began effectuating, the delegation of the new gTLDs. More than 700 new gTLDs have been delegated in this initial round. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. Increased competition from these new TLDs could have a material effect on our business, results of operations, financial condition and cash flows. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, there has been an increase in domain name collisions in 2014 which have resulted in network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. We do not yet know the magnitude of impact that these new gTLDs may have on our business over the long term. We believe the introduction of these new gTLDs is affecting the growth in registrations for .com and, to a larger extent, .net and therefore may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
If Verisign were to seek removal of the vertical integration restrictions contained in our agreements with respect to some of all of our existing gTLDs, or in the future with respect to new gTLDs, it is uncertain whether ICANN’s and/or the DOC’s approval would be obtained; without such changes, we may be at a competitive disadvantage.
We applied for 14 new gTLDs, including 12 IDN gTLDs, which are transliterations of “.com” or “.net” in various languages.  We executed registry agreements to become the registry operator for 13 of these new gTLDs, including 11 IDNs as well as .comsec and .verisign. The remaining IDN application was for a transliteration of “.com” in Traditional Chinese script, which was a variant of a string we applied for in another IDN application (“.com” in Simplified Chinese), and has been withdrawn at the request of ICANN, because ICANN had not yet developed a policy to address such variants. We may continue with this application, or a new one for the same string, once ICANN develops and implements a policy to address variant strings. We intend to begin to launch the first of these IDN gTLDs in late 2015.

There is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLD strings, may face additional universal acceptability and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the Internet.
Similarly, while we originally entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, and applicants for approximately 150 new gTLDs currently continue to contract with us to provide back-end registry services, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new gTLDs or that such new gTLDs will be successful due to some or all of the factors discussed above in connection with our new gTLDs. We also cannot guarantee that we will ultimately provide back-end registry services for all of these new gTLDs. ICANN’s Registry Agreement for new gTLDs requires the distribution of new gTLDs only through registrars who have executed the 2013 RAA. If registrars do not execute the 2013 RAA, our ability to provide back-end registry services would be reduced, negatively impacting the sale of our back-end registry services for new gTLDs. Even if we are able to provide such services, the timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs. In addition, we may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs which we operate or for which we provide back-end registry services. For example, the possibility exists that “controlled interruption” periods may disrupt network services or that privacy or secure communications may be impacted as a result of insufficient preparedness by ICANN and the community for the launch of new gTLDs.
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
The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market share, we must continually improve our access to technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and Internet users’ preferences and practices, or launch entirely new products and services such as new gTLDs in anticipation of, or in response to, market trends. We cannot assure that we will be able to adapt to these challenges or anticipate or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.
Risks related to the sale of our Authentication Services business and the completion of our divestitures
We face risks related to the terms of the sale of the Authentication Services business.
Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brands and domain names, as well as the risk that current or potential investors in or customers of the Company may incorrectly attribute to the Company problems with Symantec products or services that currently use the VERISIGN brand pursuant to a license granted by the Company to Symantec. Any such confusion may have a negative impact on our reputation, our brand and the market for our products and services. Symantec’s right to use certain of our trademarks, brands and domain names has now expired. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services businesses or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets.

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
As of September 30, 2015, we had one billion authorized common shares, of which 111.9 million shares were outstanding. In addition, of our authorized common shares, 13.7 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Subordinated Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Subordinated Convertible Debentures, our 2023 Senior Notes and our 2025 Senior Notes (collectively, the “Senior Notes”), we have a substantial amount of long-term debt outstanding. In addition to the Subordinated Convertible Debentures and the Senior Notes, we have an unsecured credit facility with a borrowing capacity of $200.0 million (the “Unsecured Credit Facility”) and the ability to request from time to time that the lenders thereunder agree on a discretionary basis to increase the aggregate commitments amount by up to $150.0 million. As of September 30, 2015, we had no borrowings under the Unsecured Credit Facility.
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
As of September 30, 2015, the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries that are not guarantors of the Senior Notes or our other indebtedness, was $1.1 billion. For any funds held by the foreign subsidiaries that have not been previously taxed in the U.S., our intent is to indefinitely reinvest those funds outside of the U.S.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2015	896	$64.11	896	$703.2	million
August 1 – 31, 2015	703	$70.05	703	$653.9	million
September 1 – 30, 2015	713	$69.11	713	$604.6	million
	2,312		2,312
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

Date: October 22, 2015	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 22, 2015	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer