Form 10-K
period 2015-12-31
VERISIGN INC/CA
filed 2016-02-19
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2015, was $3.0 billion based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 12, 2016: 109,468,547 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us”, and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview

We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world (“Registry Services”). Our Registry Services ensure the security, stability, and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the Internet’s Domain Name System (“DNS”). Our product suite also includes Security Services, which was formerly known as Network Intelligence and Availability, or NIA Services, consisting of Distributed Denial of Service (“DDoS”) Protection Services, Verisign iDefense Security Intelligence Services (“iDefense”) and Managed Domain Name System (“Managed DNS”) Services.

We have one reportable segment, which consists of Registry Services and Security Services. We have operations inside as well as outside the United States (“U.S.”). For certain additional information about our segment, including a geographic breakdown of revenues and changes in revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8, “Geographic and Customer Information” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 12061 Bluemont Way, Reston, Virginia 20190. Our telephone number at that address is (703) 948-3200. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. VERISIGN, the VERISIGN logo, and certain other product or service names are registered or unregistered trademarks in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is Verisign.com. The information available on, or accessible through, this website is not incorporated in this Form 10-K by reference.

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

Pursuant to our agreements with the Internet Corporation for Assigned Name and Numbers (“ICANN”), we make available on our website (at www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain names in the domain name base. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top level domain zone file plus the number of domain names that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-K are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.

We announce material financial information to our investors using our investor relations website https://investor.verisign.com, SEC filings, investor events, news and earnings releases, public conference calls and webcasts.  We use these channels as well as social media to communicate with our investors and the public about our company, our products and services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed below. This list may be updated from time to time on our investor relations website.
https://www.facebook.com/Verisign
https://www.twitter.com/Verisign
https://www.LinkedIn.com/company/Verisign
https://www.youtube.com/user/Verisign
https://www.Verisign.com
https://blogs.Verisign.com

The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file, and any references to these websites are intended to be inactive textual references only.

 Registry Services

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names, among others and the back-end systems for all .gov, .jobs, and .edu domain names, among others. Registry Services allows individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

We are the exclusive registry of domain names within the .com, .net, and .name generic top-level domains (“gTLDs”) under agreements with ICANN and also, with respect to the .com agreement, the U.S. Department of Commerce (“DOC”). As a registry, we maintain the master directory of all second-level domain names in these gTLDs (e.g., johndoe.com and janedoe.net). Our global constellation of domain name servers provides Internet Protocol (“IP”) address information in response to queries, enabling the use of browsers, email systems, and other systems on the Internet. In addition, we own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names (“Shared Registration System”).

Separate from our agreements with ICANN, we have agreements to be the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) for Tuvalu and Cocos (Keeling) Islands, respectively, and to operate the back-end registry systems for the .gov, .jobs, and .edu gTLDs, among others. These TLDs are also supported by our global constellation of domain name servers and Shared Registration System.

With our existing gTLDs and ccTLDs, we also provide internationalized domain name (“IDN”) services that enable Internet users to access websites in characters representing their local language. Currently, IDNs may be registered in as many as 350 different native languages and scripts.

Domain names can be registered for between one and 10 years, and the fees charged for .com, .net and .name may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. With respect to .com, price increases require prior approval by the DOC according to the terms of Amendment 32 of the Cooperative Agreement, as amended, between the DOC and Verisign (“Cooperative Agreement”). Revenues for .cc and .tv domain names are based on a similar fee system and registration system, though the fees charged are not subject to the same pricing restrictions as those imposed by ICANN. The fees received from operating the .gov registry are based on the terms of Verisign’s agreement with the U.S. General Services Administration. The fees received from operating the .jobs registry infrastructure are based on the terms of Verisign’s agreement with the registry operator of .jobs. No fees are received from operating the .edu registry infrastructure.

Historically, we have experienced higher domain name growth in the first quarter of the year compared to other quarters. Our quarterly revenue does not reflect these seasonal patterns because the preponderance of our revenue for each quarterly period is provided by the ratable recognition of our deferred revenue balance. The effect of this seasonality has historically resulted in the largest amount of growth in our deferred revenue balance occurring during the first quarter of the year compared to the other quarters. In the second half of 2015, we experienced an increase in the level of new domain name registrations in our Australia, China, India, and other Asia Pacific countries (“APAC”) region which were coming largely through registrars in China.

Security Services

Security Services provides infrastructure assurance to organizations and is comprised of iDefense, Managed DNS Services, and DDoS Protection Services.
DDoS Protection Services supports online business continuity by providing monitoring and mitigation services against DDoS attacks. We help companies stay online without needing to make significant investments in infrastructure or establish internal DDoS expertise. As a cloud-based service, it can be deployed quickly and easily, with no customer premise equipment required. This saves time and money through operational efficiencies, support costs, and economies of scale to provide detection and protection against the largest DDoS attacks. Customers include financial institutions, software-as-a-service providers, e-commerce providers, and media companies. Customers pay a subscription fee that varies depending on the customer’s network requirements.

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

Managed DNS Services is a hosting service that delivers DNS resolution, improving the availability of web-based systems. It provides DNS availability through a globally distributed, securely managed, cloud-based DNS infrastructure, allowing enterprises to save on capital expenses associated with DNS infrastructure deployment and reduce operational costs and complexity associated with DNS management. Managed DNS service provides full support for DNS Security Extensions (“DNSSEC”) compliance features and Geo Location traffic routing capabilities.  DNSSEC is designed to protect the DNS infrastructure from man-in-the-middle attacks that corrupt, or poison, DNS data. Geo Location allows website owners to customize responses for end-users based on their physical location or IP address, giving them the ability to deliver location-specific content. Customers include financial institutions, e-commerce, and software-as-a-service providers.  Customers pay a subscription fee that varies based on the amount of DNS traffic they receive.

Operations Infrastructure

Our operations infrastructure consists of three secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as more than 100 resolution sites around the world. These secure data centers operate 24 hours a day, supporting our business units and services. The performance and scale of our infrastructure are critical for our business, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

•
Distributed Servers:    We operate a large number of high-speed servers globally to support localized capacity and availability demands. In conjunction with our proprietary software, processes and procedures, this platform offers automatic failover, global and local load balancing, and threshold monitoring on critical servers.

•
Networking:    We deploy and maintain a redundant and diverse global network, maintain high-speed, redundant connections to numerous Internet service providers and maintain peering relationships globally to ensure that our critical services are readily accessible to customers at all times.

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

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name queries for the .com and .net zones, as well as for the other TLDs for which we are the registry. We also administer and operate two of the 13 root zone servers that contain authoritative data for the very top of the DNS hierarchy. Our domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the Internet and a large number of other TLD queries, resulting in an average of over 120 billion transactions per day. These name servers are located in resolution sites which are in a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2014 and 2015, we continued to expand our infrastructure to meet demands to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to accommodate projected Internet attack trends.

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

Operations Support and Monitoring:    Through our network operations centers, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our network operations center is staffed 24 hours a day, every day of the year.

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

Marketing, Sales and Distribution

We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We seek to expand our existing businesses through focused marketing programs that target growth in the .com and .net domain name base, particularly in emerging international markets, and by extending our brand and serving new markets through the IDN gTLDs which we have begun launching. We market our Security Services worldwide through multiple distribution channels, including direct sales and indirect channels. We have marketing and sales offices throughout the world.

Research and Development

We believe that timely development of new and enhanced services, including monitoring and visualization, registry provisioning platforms, navigation and resolution services, data services, value added services, and Security Services is necessary to remain competitive in the marketplace. During 2015, 2014 and 2013 our research and development expenses were $63.7 million, $67.8 million and $70.3 million, respectively.

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

The markets for our services are dynamic, characterized by rapid technological developments, frequent new product introductions, and evolving industry standards. The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features, and reliability of our services, particularly in response to competitive offerings, and to introduce both new and enhanced services as quickly as possible and prior to our competitors.

Competition

We compete with numerous companies in each of the Registry Services and Security Services businesses. The overall number of our competitors may increase and the identity and composition of competitors may change over time.
New technologies and the expansion of existing technologies may increase competitive pressure. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers.
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. In addition to the three gTLDs we operate (.com, .net and .name), other gTLDs and ccTLDs for which we provide back-end registry services, and the IDN gTLDs that we began to launch in late 2015, there are over 840 other operational gTLD registries, over 250 Latin script ccTLD registries and more than 40 IDN ccTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage.

We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias plc,

Donuts Inc., RightSide Group, Ltd., and CentralNic Ltd. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google, Microsoft, and Yahoo!, operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. In addition, we may face competition from these social media businesses to the extent they are used to establish an online presence by end users instead of through the use of a domain name. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.
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
Our Security Services business faces competition from companies such as International Business Machines Corporation, Secunia ApS, Dell SecureWorks, McAfee, Inc., Akamai Technologies, Inc., AT&T Inc., Verizon Communications Inc., Dynamic Network Services, Inc., Neustar, Inc., BlueCat Networks, Infoblox Inc., Nominum, Inc., FireEye, Inc., Cyveillance, Inc., ThreatConnect, Inc., ThreatStream, Inc., RiskIQ, Inc., Level 3 Communications, Inc. and Imperva, Inc.

Industry Regulation

Registry Services: Within the U.S. Government, oversight of the DNS is provided by the DOC. Effective October 1, 2009, the DOC and ICANN entered into a new agreement, known as the Affirmation of Commitments (“AOC”) which replaced the seventh amendment of the original Memorandum of Understanding and known as the Joint Project Agreement. Under the AOC, the DOC became one of several parties working together with other representative constituency members in providing an on-going review of ICANN’s performance and accountability. The AOC sets forth a periodic review process by committees which provide for more international and multi-discipline participation. These review panels are charged with reviewing and making recommendations regarding: (i) the accountability and transparency of ICANN; (ii) the security, stability and resiliency of the DNS; (iii) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (iv) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Under the AOC, the Assistant Secretary of Communications and Information of the DOC will be a member of the “Accountability and Transparency” review panel. Individual reviews from each panel generally are to occur no less than every three to four years.

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and, in the case of .com, the DOC:

.com Registry Agreement: On November 29, 2012, we renewed our Registry Agreement with ICANN for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com gTLD through November 30, 2018. The .com Registry Agreement includes pricing restrictions for .com domain name registrations consistent with the terms of the Cooperative Agreement as set forth below. Additionally, on a quarterly basis, we pay $0.25 to ICANN for each annual increment of a domain name registered or renewed during such quarter. See Note 12, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

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

ICANN and Verisign submitted a proposal to the National Telecommunications and Information Administration (“NTIA”) describing how best to remove NTIA’s administrative role associated with the root zone management in a manner that maintains the security, stability and resiliency of the Internet’s domain name system. ICANN and Verisign are in the final stages of drafting the new Root Zone Maintainer agreement to perform this Root Zone Maintainer role as a commercial service for ICANN upon the successful transition of the Internet Assigned Numbers Authority (“IANA”) functions. To ensure that root operations continue to perform at the same high level during the expected 10-year term of the Root Zone Maintainer agreement, ICANN and Verisign are in discussions to extend the term of the .com Registry Agreement to coincide with the expected 10-year term of the Root Zone

Maintainer agreement. While ICANN and Verisign are in the final stages of preparing the Root Zone Maintainer agreement and the .com Registry Agreement extension documents, there are several important steps that need to occur including completing the drafting of the agreements, posting them for public comment, and obtaining approvals from ICANN’s and Verisign’s Boards of Directors. Additionally, under the Cooperative Agreement, we may not enter into the contemplated extension of the .com Registry Agreement without the prior written approval of the DOC. If the DOC does not approve the extension, then the current .com Registry Agreement will remain unchanged. There can be no assurance that either the Root Zone Maintainer agreement or the changes to the .com Registry Agreement will be approved, or, if approved, will be in the form described.

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

Intellectual Property

We rely on a combination of copyrighted software, trademarks, service marks, patents, trade secrets, know-how, restrictions on disclosure and other methods to protect our proprietary assets. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of proprietary documentation and other confidential information.

We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technologies. Additionally, we continue to file numerous patent applications with respect to certain of our technologies in the U.S. Patent and Trademark Office and internationally. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection. We continue to focus on growing our patent portfolio and consider opportunities for its strategic use.

We have obtained trademark registrations for the VERISIGN mark and VERISIGN logo in the U.S. and certain countries, and have pending trademark applications for the VERISIGN logo in a number of other countries. We have common law rights in other proprietary names. We take steps to enforce and police Verisign’s trademarks. We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products and services.

Our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our Registry Services businesses and certain methodologies (many of which are patented or for which patent applications are pending) and technical expertise and proprietary know-how we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors. Some of the software and protocols used in our business are based on open standards set by organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.

As a result of the sale of our Authentication Services business, Symantec obtained the rights to the domain name and operation of the website www.verisign.com for a period of five years. The five year term expired in August 2015, at which time, the domain name and operation of the website www.verisign.com reverted back to us.

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2015	2014	2013
Employee headcount by function:
Cost of revenues	314	299	301
Sales and marketing	183	171	172
Research and development	253	318	333
General and administrative	269	273	273
Total	1,019	1,061	1,079

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

Risks arising from our agreements governing our Registry Services business could limit our ability to maintain or grow our business.
We are parties to (i) a Cooperative Agreement (as amended) with the DOC with respect to the .com gTLD and certain other aspects of the DNS and (ii)  Registry Agreements with ICANN for .com, .net, .name and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from our Registry Services business, limitations in these agreements could have a material impact on our business.
Pricing. Under the terms of the Cooperative Agreement with the DOC and the .com Registry Agreement with ICANN, we are generally restricted from increasing the price of registrations or renewals of .com domain names except that we are entitled to increase the price up to seven percent, with the prior approval of the DOC, due to the imposition of any new Consensus Policies or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain that such circumstances will arise, or if they do, that the DOC will approve our request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate that market conditions no longer warrant such restrictions. However, it is uncertain that such circumstances will arise, or if they do, that the DOC will agree to the removal of these pricing restrictions. In connection with a renewal of the .com Registry Agreement, we can seek an increase of the price for .com domain name registrations. Regardless of whether we seek such an increase, there can be no assurance of the price that DOC will approve in connection with a renewal of the .com Registry Agreement. Under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of registrations and renewals in these TLDs up to ten percent per year. Additionally, ICANN’s registry agreements for other new gTLDs do not contain such pricing restrictions.
Vertical integration. Under the .com, .net and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in some instances. If we were to seek removal of the vertical integration restrictions contained in our agreements, it is uncertain whether ICANN and/or DOC approval would be obtained. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, unless prohibited by ICANN as noted above, such vertical integration restrictions do not generally apply to ccTLD registry operators. If registry operators of new or existing gTLDs, or ccTLDs, are able to obtain competitive advantages through such vertical integration, it could materially harm our business.
Termination or non-renewal. Under the Cooperative Agreement (as amended) the DOC must approve any renewal or extension of the .com Registry Agreement. The DOC, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. Any failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2018 would have a material adverse effect on our business. Under certain circumstances, ICANN could terminate or refuse to renew one or more of our Registry Agreements including for .com, .net, and our other gTLDs. See the “Industry Regulation” section in Part I, Item 1 of  this Annual Report on Form 10-K for further information on these circumstances.
Modification or amendment. Our Registry Agreements for new gTLDs, including the Registry Agreements for our IDN gTLDs, include ICANN’s right to amend the agreement without our consent, which could impose unfavorable contract obligations on us that could impact our plans and competitive positions with respect to new gTLDs. At the time of renewal of our .com or .net Registry Agreements, ICANN might also attempt to impose this same unilateral right to amend these registry agreements under certain conditions. ICANN has also included new mandatory obligations on new gTLD registry operators, including us, that may increase the risks and potential liabilities associated with operating new gTLDs. ICANN might seek to impose these new mandatory obligations in our other Registry Agreements under certain conditions.
Legal challenges. Our Registry Agreements have faced, and could continue to face, challenges, including possible legal challenges resulting from our activities or the activities of ICANN, registrars, registrants and others, and any adverse outcome from such challenges could have a material adverse effect on our business.

Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies. ICANN could adopt Consensus Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, or that affect our competitive position. Such Consensus Policies could have a material adverse effect on our business.
Governmental regulation and the application of new and existing laws in the U.S. and overseas may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or overseas to the Internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations, and begin to enforce existing regulations, that will require registry operators to, among other things, obtain a government-issued license in order to provide Registry Services to registrars located in the PRC.  The new regulations could impose additional costs on our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC.  While we have submitted applications to the government of the PRC to obtain the licenses required by the regulations, there can be no assurance that we will obtain the licenses or obtain the licenses in a timely manner. Our failure to obtain the licenses could result in restrictions, up to and including, a prohibition on the sale of our Registry Services to registrars located in the PRC. In addition to registry operators, the regulations will require registrars to obtain a government-issued license for each TLD whose domain names they intend to sell directly to registrants. Their failure to obtain the required licenses could also impact the growth of our business in the PRC.
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling (to the extent we provide services to this sector), counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
Due to the nature of the Internet, it is possible that state or foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. In addition, as we began to launch our IDN gTLDs in late 2015, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, force us to change our business practices or otherwise materially harm our business. In addition, any such new laws could impede growth of or result in a decline in domain name registrations, as well as impact the demand for our services.
Undetected or unknown defects in our service, security breaches, and large-scale DDoS attacks could expose us to liability and harm our business and reputation.
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers, and third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical Internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The

Shared Registration System, the root zone servers, the root zone files, TLD name servers and TLD zone files that we operate are critical hardware and software to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
Additionally, our networks have been and likely will continue to be subject to DDoS attacks. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our our contracted service level obligations, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader Internet community. Further, we sell DDoS protection services to Security Services customers. Although we increase our knowledge of and develop new techniques in the identification and mitigation of attacks through the protection of our Security Services customers, the DDoS protection services share some of the infrastructure used in our Registry Services business. Therefore the provision of such services might expose our critical Registry Services infrastructure to temporary degradations or outages caused by very large-scale DDoS attacks against those customers, in addition to any directed specifically against us and our networks.
Changes to the present multi-stakeholder model of Internet governance could materially and adversely impact our business.
The Internet is governed under a multi-stakeholder model comprising civil society, the private sector including for-profit and not-for-profit organizations such as ICANN, governments including the U.S. government, academia, non-governmental organizations and international organizations. Changes to the present multi-stakeholder model of Internet governance could materially and adversely impact our business.
Role of ICANN. ICANN plays a central coordination role in the multi-stakeholder system. ICANN is mandated by the non-binding AOC between the DOC and ICANN to uphold a private sector-led multi-stakeholder approach to Internet governance for the public benefit. If ICANN fails to uphold or significantly redefines the multi-stakeholder model, it could harm our business and our relationship with ICANN. Additionally, the AOC could be terminated or replaced with a different agreement between ICANN and some other authority which may establish new or different procedures for Internet governance that may be unfavorable to us. Also, legal, regulatory or other challenges could be brought challenging the legal authority underlying the roles and actions of ICANN.
Role of foreign governments. Some governments and members of the multi-stakeholder community have questioned ICANN’s role with respect to Internet governance and, as a result, could seek a multilateral oversight body as a replacement. Additionally, the role of ICANN’s Governmental Advisory Committee, which is comprised of representatives of national governments, could change, giving governments more control of Internet governance. For example, the AOC established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to us. Some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS.
Role of the U.S. Government. The U.S. Government through the NTIA coordinates the management of important aspects of the DNS including the IANA functions and the root zone. On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. The NTIA is also coordinating a related and parallel transition of related root zone management functions. These related root zone management functions involve our role as Root Zone Maintainer under the Cooperative Agreement. At NTIA’s request, we submitted a proposal with ICANN to NTIA as how best to remove NTIA’s administrative role associated with root zone management in a manner that maintains the security, stability and resiliency of the Internet’s domain name system. We have performed the Root Zone Maintainer functions as a community service spanning three decades without compensation at the request of the DOC under the Cooperative Agreement. While it is uncertain how the transition of oversight of the IANA functions and related root zone management functions will affect our role as Root Zone Maintainer, it is anticipated that performance of the root zone management function would be conducted by us under a new root zone management agreement with ICANN once the root zone management function obligations under the Cooperative Agreement are completed. Although our Root Zone Maintainer function is separate from our Registry Agreements, there can be no assurance that the transition of the IANA functions, the transition of the related root zone management functions, and associated transition processes will not negatively impact our business.
As a result of these and other risks, Internet governance may change in ways that could materially harm our Registry Services business. For example, after the transition, if we perform the root zone management function under a new agreement, we may be subject to claims challenging the agreement and we may not have immunity from or sufficient indemnification for such claims. If another party is designated to perform the Root Zone Maintainer function, there could be new or increased risks in publishing the root zone file, which is critical to the operation of the DNS and our operation of our TLDs including .com. Additionally, it may become more difficult for us to introduce new services in our Registry Services business and we could also be subject to additional restrictions on how our business is conducted, or to fees or taxes applicable to this business, which may not be equally applicable to our competitors.
We operate two root zone servers and are contracted to perform the Root Zone Maintainer function. Under ICANN’s new gTLD program, we face increased risk from these operations.
We administer and operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Under the Cooperative Agreement, we play a key operational role in support of the IANA function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself multiple times daily and distribute it to all root server operators.
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
Additionally, DNSSEC enabled in the root zone and at other levels of the DNS require new preventative maintenance functions and operational practices that did not exist prior to the introduction of DNSSEC. Any failure by Verisign or the IANA functions operator to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other Internet users and consumers of the DNS, which could have a material adverse impact on our business.
The evolution of Internet practices and behaviors and the adoption of substitute technologies may impact the demand for domain names.
Domain names and the domain name system have been used by consumers to access or disseminate information, conduct ecommerce, and develop an online identity for many years. The introduction of new technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the Internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for both commercial and investment reasons. Factors such as the evolving practices and preferences of Internet users and how they navigate the Internet as well the motivation of domain name registrants and how they will monetize their investment in domain names can negatively impact our business.
Some domain name registrants use a domain name to access or disseminate information, conduct ecommerce, and develop an online identity. Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser, the use of an app on their smart phone or mobile device, the use of a voice recognition technology such as Siri, Cortana, or Echo, or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet users’ preferences or practices continue to shift away from directly typing in web addresses through use of new and existing technologies; (iii) Internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; or (iv) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease. This may trigger current customers and parties in our target markets to reevaluate their need for registration or renewal of domain names.
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
If any of the above factors negatively impact the renewal of domain names or the demand for new domain names, we may experience material adverse impacts on our business, operating results, financial condition and cash flows.
Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could be harmed.
We target many new, developing and emerging markets to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional Internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of products and services based upon technologies other than those we use, which are substitutes for our products and services;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices;

•	increasing cyber threats and the associated customer need and demand for our Security Services offerings;

•	government regulations affecting Internet access and availability, domain name registrations or the provision of registry services, or e-commerce and telecommunications over the Internet;

•	preference by markets for the use of their own country’s ccTLDs as a substitute or alternative to our TLDs; and

•	increased acceptance and use of new gTLDs as substitutes for legacy gTLDs.
If the market for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business could be materially harmed.
We may face operational and other risks from the introduction of new gTLDs by ICANN and our provision of back-end registry services.
More than 840 new gTLDs have already been delegated in this initial round of new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. It is anticipated that as additional new gTLDs are delegated more domain name collisions and associated security issues will occur.
We have entered into agreements to provide back-end registry services to other applicants for new gTLDs. We may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs which we operate or for which we provide back-end registry services. For example, the possibility exists that “controlled interruption” periods may disrupt network services or that privacy or secure communications may be impacted as a result of insufficient preparedness by ICANN and the community for the launch of new gTLDs.
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
The business environment is highly competitive and, if we do not compete effectively, we may suffer lower demand for our products, price reductions, reduced gross margins and loss of market share.
The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market position, we must continually improve our access to technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and Internet users’ preferences and practices, or launch entirely new products and services such as new gTLDs in anticipation of, or in response to, market trends. We cannot assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. We have applied for new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the Internet.
See the “Competition” section in Part I, Item 1 of this Annual Report on Form 10-K for further information.
We must establish and maintain strong relationships with registrars and their resellers to maintain their focus on marketing our products and services otherwise our Registry Service business could be harmed.
One registrar accounts for more than 30% of our revenues. All of our domain name registrations occur through registrars and their resellers. Registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers not only sell domain name registrations of other competing registries but also sell and support their own services for websites such as email, website hosting, as well as other services. To the extent that registrars and their resellers focus more on selling support services and less on the registration and renewal of our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling our TLDs as opposed to other competing TLDs or their own services, our business could be harmed.
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
In addition, our Registry Services business and certain of our other services depend on the efficient operation of the Internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past beyond our scope of control. In addition, if these service providers do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
A failure in the operation of our TLD name servers, the domain name root zone servers, the root zone management system, or other events could result in a DNS resolution or other service outage or in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register and maintain domain names for a period of time. In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. A failure in the operation or update of the root zone file or the supporting cryptographic and other operational infrastructure that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could create potential liability, including liability arising from a  failure to meet our service level agreements in our Registry Agreements, and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
Our operating results may be adversely affected as a result of unfavorable market, economic, social and political conditions.
An unstable global economic, social and political environment, including hostilities and conflicts in various regions both inside and outside the U.S., natural disasters, currency fluctuations, and country specific operating regulations may have a negative impact on demand for our services, our business and our foreign operations. The economic, social and political environment has impacted or may negatively impact, among other things:

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
In addition, to the extent that the economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may have a disproportionate negative impact on our business.
Our international operations subject our business to additional economic and political risks that could have an adverse impact on our revenues and business.
A significant portion of our revenues is derived from customers outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting ccTLDs, which we do not operate;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information, including complying with the customer verification requirements of certain countries;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.

We rely on our intellectual property rights to protect our proprietary assets, and any failure by us to protect or enforce, or any misappropriation of, our intellectual property could harm our business.

Our success depends in part on our internally developed technologies and related intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force.  To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.
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
We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold. In addition, U.S. and most other countries’ trademark laws currently do not permit the registration of TLDs such as .com and .net as trademarks. Accordingly, we may not be able to fully realize or maintain the value of these intellectual property assets.

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
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits and investigations, including with respect to the root zone maintainer agreement now under negotiation with ICANN. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters.
We continue to explore new strategic initiatives, the pursuit of any of which may pose significant risks and could have a material adverse effect on our business, financial condition and results of operations.
We are exploring a variety of possible strategic initiatives which may include, among other things, the investment in and the pursuit of new revenue streams, services or products, changes to our offerings, including the acquisition and/or launch of new gTLDs, initiatives to leverage our patent portfolio, our Security Services business, back-end registry services and IDN gTLDs.
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
We operate in a unique competitive and highly regulated environment and we depend on the knowledge, experience, and performance of our senior management team and other key employees in this regard and otherwise. We have experienced changes in our management team during the last few years. If we are unable to attract, integrate, retain and motivate these key individuals and additional highly skilled technical, sales and marketing, and other experienced employees, and implement succession plans for these personnel, our business may suffer. For example, our service products are highly technical and require individuals skilled and knowledgeable in unique platforms and software implementation.
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
A significant portion of our foreign earnings for the current fiscal year was earned in low tax jurisdictions. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.
As described further in “Note 11, Income Taxes, of our Notes to Consolidated Financial Statements” in Part IV, Item 15 of this Annual Report on Form 10-K, we claimed a worthless stock deduction on our 2013 federal income tax return and recorded, during the fourth quarter of 2013, an income tax benefit of $375.3 million, net of valuation allowances and accrual for uncertain tax positions recorded as required under U.S. GAAP. This worthless stock deduction may be subject to audit and adjustment by the Internal Revenue Service (“IRS”), which could result in the reversal of all, part or none of the income tax benefit. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.
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
Our foreign earnings, which are indefinitely reinvested offshore, constitute a majority of our cash, cash equivalents and marketable securities, and there is a high cost associated with a change in our indefinite reinvestment assertion or a repatriation of those funds to the U.S.
A majority of our cash, cash equivalents and marketable securities are held by our foreign subsidiaries. Our foreign earnings are indefinitely reinvested offshore and are not available to be used in the U.S. for working capital needs, debt obligations, acquisitions, share repurchases, dividends or other general corporate purposes. In the event that funds from our foreign operations are needed in the U.S. for any purpose, we would be required to accrue and pay additional U.S. taxes in order to repatriate those funds, which could be significant.  Further, if we are unable to indefinitely reinvest our foreign earnings our effective tax rate would increase. These could adversely impact our business valuation and stock price.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of December 31, 2015, we had $1.9 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the U.S. debt ceiling crisis and the Eurozone crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. During the 2008 financial crisis, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates again or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
We are subject to the risks of owning real property.
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

•	adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with environmental, health and safety, zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination or notices of violation from federal or state environmental agencies; and

•	possible disputes with neighboring owners, tenants, service providers or others.
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
As of December 31, 2015, we had one billion authorized common shares, of which 110.1 million shares were outstanding. In addition, of our authorized common shares, 13.7 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our indebtedness.
We have a significant amount of outstanding debt, and we may incur additional indebtedness in the future. Our substantial indebtedness, including any future indebtedness, requires us to dedicate a significant portion of our cash flow from operations or to arrange alternative liquidity sources to make principal and interest payments, when due, or to repurchase or settle our debt, if triggered, by certain corporate events, certain events of default, or conversion. It could also limit our flexibility in planning for or reacting to changes in our business and our industry, or make required capital expenditures and investments in our business; make it difficult or more expensive to refinance our debt or obtain new debt; trigger an event of default; and increase our vulnerability to adverse changes in general economic and industry conditions. Some of our debt contains covenants which may limit our operating flexibility, including restrictions on share repurchases, dividends, prepayment or repurchase of debt, acquisitions, disposing of assets, if we do not continue to meet certain financial ratios. Any rating assigned to our debt securities could be lowered or withdrawn by a rating agency, which could make it more difficult or more expensive for us to obtain additional debt financing in the future. The settlement amount, contingent interest, and potential recapture of income tax deductions related to our Subordinated Convertible Debentures can be substantial, and can increase significantly based on changes in our stock price. The occurrence of any of the foregoing factors could have a material adverse effect on our business, cash flows, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Europe, Asia, and Australia. As of December 31, 2015, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2015 we leased approximately 60,000 square feet of space, in Asia and Europe and to a lesser extent in the U.S. These facilities are under lease agreements that expire at various dates through 2017.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2015:

	Approximate
Major Locations	Square Footage	Use
United States:
Reston, Virginia	221,000	Corporate Headquarters
New Castle, Delaware	105,000	Data Center
Dulles, Virginia	70,000	Data Center
Europe:
Fribourg, Switzerland	8,000	Data Center and Corporate Services

The table above does not include approximately 58,000 square feet of space owned by us and leased to third parties, and approximately 13,000 square feet of space leased by us and subleased to third parties.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 19, 2016:

Name	Age	Position
D. James Bidzos	60	Executive Chairman, President and Chief Executive Officer
Todd B. Strubbe	52	Executive Vice President, Chief Operating Officer
George E. Kilguss, III	55	Executive Vice President, Chief Financial Officer
Thomas C. Indelicarto	52	Executive Vice President, General Counsel and Secretary

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

Todd B. Strubbe has served as Chief Operating Officer since April 2015. From September 2009 to April 2015, he served as the President of the Unified Communications Business Segment for West Corporation, a provider of technology-driven communications services. Prior to this, he was a co-founder and Managing Partner of Arbor Capital, LLC. He has also served in executive leadership positions at First Data Corporation and CompuBank, N.A. and as an associate and then as an engagement manager with McKinsey & Company, Inc. He also served for five years as an infantry officer with the United States Army. Mr. Strubbe holds an M.B.A. degree from Harvard Business School and a B.S. degree from the United States Military Academy at West Point.
George E. Kilguss, III has served as Chief Financial Officer since May 2012. From April 2008 to May 2012, he was the Chief Financial Officer of Internap Network Services Corporation, an IT infrastructure solutions company. From December 2003 to December 2007, he served as the Chief Financial Officer of Towerstream Corporation, a company that delivers high speed wireless Internet access to businesses. Mr. Kilguss holds an M.B.A. degree from the University of Chicago’s Graduate School of Business and a B.S. degree in Economics and Finance from the University of Hartford.
Thomas C. Indelicarto has served as General Counsel and Secretary since November 2014. From September 2008 to November 2014, he served as Vice President and Associate General Counsel. From January 2006 to September 2008, he served as Litigation Counsel. Prior to joining the Company, Mr. Indelicarto was in private practice as an associate at Arnold & Porter LLP and Buchanan Ingersoll (now, Buchanan Ingersoll & Rooney, PC). Mr. Indelicarto also served as a U.S. Army officer for nine years. Mr. Indelicarto holds a J.D. degree from the University of Pittsburgh School of Law and a B.S. degree from Indiana University of Pennsylvania.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2015:
Fourth Quarter	$93.94	$70.21
Third Quarter	$71.82	$61.42
Second Quarter	$68.25	$61.31
First Quarter	$67.50	$53.48
Year ended December 31, 2014:
Fourth Quarter	$61.25	$52.10
Third Quarter	$57.57	$48.50
Second Quarter	$54.47	$46.45
First Quarter	$62.96	$48.55

On February 12, 2016, there were 510 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 12, 2016, the reported last sale price of our common stock was $76.97 per share as reported by the NASDAQ Global Select Market.

We have not declared or paid any cash dividends on our common stock or any other securities in the last four years. We continually evaluate the overall cash and investing needs of the business and consider the best uses for our cash, including investments in the strengthening of our infrastructure and growth opportunities for our business, as well as potential share repurchases.
For information regarding securities authorized for issuance under our equity compensation plans, see Note 9, “Employee Benefits and Stock-based Compensation,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Share Repurchases

The following table presents the share repurchase activity during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2015	696	$74.21	696	$553.0	million
November 1 – 30, 2015	564	$83.17	564	$506.1	million
December 1 – 31, 2015	576	$89.62	576	$454.5	million
	1,836		1,836

(1)
On January 30, 2015, our Board authorized the repurchase of approximately $452.9 million of our common stock, in addition to the $547.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

(2)
Effective February 11, 2016, our Board authorized the repurchase of approximately $611.2 million of our common stock, in addition to the $388.8 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2010, and calculates the return annually through December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
VeriSign, Inc	$100	$118	$128	$198	$188	$289
S&P 500 Index	$100	$102	$118	$157	$178	$181
S&P 500 Information Technology Index	$100	$102	$118	$151	$181	$192

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the last five fiscal years. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, to fully understand factors that may affect the comparability of the information presented below.  We have reclassified the Consolidated Balance Sheet data for all periods presented to reflect the adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which are discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2015	2014 (1)	2013 (2)	2012	2011 (3)

Revenues	$1,059	$1,010	$965	$874	$772
Operating income	$606	$564	$528	$457	$329
Income from continuing operations	$375	$355	$544	$312	$139
Income from continuing operations per share:
Basic	$3.29	$2.80	$3.77	$1.99	$0.84
Diluted	$2.82	$2.52	$3.49	$1.91	$0.83
Cash dividend declared and paid per share	$—	$—	$—	$—	$2.75
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

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2015	2014	2013	2012	2011

Cash, cash equivalents and marketable securities (1)	$1,915	$1,425	$1,723	$1,556	$1,346
Total assets (1)	$2,358	$1,901	$2,249	$2,009	$1,780
Deferred revenues	$961	$890	$856	$813	$729
Subordinated Convertible Debentures, including contingent interest derivative	$634	$621	$613	$587	$578
Long-term debt (2)	$1,235	$740	$739	$100	$100
——————

(1)
Cash, cash equivalents and marketable securities and total assets increased from 2014 to 2015 due to the proceeds received from the issuance of $500.0 million aggregate principal amount of 5.25% senior unsecured notes due 2025. Cash, cash equivalents and marketable securities and total assets decreased from 2013 to 2014 because of the repurchase of $867.1 million worth of common stock under our share buyback program.

(2)
The increase in Long-term debt from 2014 to 2015 was due to the issuance of $500.0 million aggregate principal amount of 5.25% senior unsecured notes due 2025.The increase in Long-term debt from 2012 to 2013 was due to the issuance of $750.0 million aggregate principal amount of 4.625% senior unsecured notes due 2023, offset by the repayment of $100.0 million of outstanding indebtedness under our unsecured credit facility.

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
As of December 31, 2015, we had approximately 139.8 million domain names registered in the domain name base for .com and .net, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of Internet access, as well as marketing activities carried out by us and third-party registrars. Growth in the number of domain names under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the Internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of Internet users, and how they navigate the Internet, as well as the motivation of domain name registrants and how they will monetize their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals. Revenues from Security Services are not significant in relation to our consolidated revenues.
2015 Business Highlights and Trends

•	We recorded revenues of $1,059.4 million in 2015, which represents an increase of 5% compared to 2014.

•	We recorded operating income of $605.9 million during 2015, which represents an increase of 7% as compared to 2014.

•
We added 8.3 million net new names during 2015, ending with 139.8 million names in the domain name base for .com and .net, which represents a 6% increase over the base at the end of 2014, as calculated including domain names on hold for both periods.

•
The final .com and .net renewal rate for the third quarter of 2015 was 71.9% compared with 72% for the same quarter in 2014. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
We repurchased 9.3 million shares of our common stock for an aggregate cost of $621.9 million in 2015. As of December 31, 2015, there was $454.5 million remaining for future share repurchases under the share buyback program.

•
Through February 11, 2016, we repurchased an additional 0.8 million shares for $65.7 million under our share buyback program. Effective February 11, 2016, our Board authorized the repurchase of approximately $611.2 million of our common stock, in addition to the $388.8 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

•	We generated cash flows from operating activities of $651.5 million in 2015, which represents an increase of 8% as compared to 2014.

•	On July 23, 2015, we announced an increase in the annual fee for a .net domain name registration from $6.79 to $7.46, which became effective February 1, 2016.

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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2015	2014	2013
Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues	18	19	20
Sales and marketing	9	9	9
Research and development	6	7	7
General and administrative	10	9	9
Total costs and expenses	43	44	45
Operating income	57	56	55
Interest expense	(10)	(9)	(8)
Non-operating (loss) income, net	(1)	1	—
Income before income taxes	46	48	47
Income tax (expense) benefit	(11)	(13)	9
Net income	35%	35%	56%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, as well as marketing activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $5.62 to $6.18 on February 1, 2014, from $6.18 to $6.79 on February 1, 2015, and from $6.79 to $7.46 on February 1, 2016. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Revenues	$1,059,366	5%	$1,010,117	5%	$965,087

The following table compares the domain name base for .com and .net managed by our Registry Services business:

	December 31, 2015	% Change	December 31, 2014	% Change	December 31, 2013
Domain name base for .com and .net (1)	139.8 million	6%	131.5 million	3%	127.6 million

(1)
The domain name base for .com and .net presented above for each period, includes domain names that are in a client or server hold status. The domain names that are on a hold status were not previously included in the numbers reported in prior filings from 2014 and earlier; however, the prior period amounts reported in this Form 10-K have been adjusted to include domain names on a hold status to allow for direct comparison

2015 compared to 2014: Revenues increased by $49.2 million, primarily due to a 6% increase in the number of domain names ending in .com and .net and increases in the .net domain name registration fees in February 2014 and 2015. Total revenue growth of 5% was slightly less than the 6% growth in the domain name base due to the timing of registrations throughout the year, as a significant portion of new registrations occurred during the third and fourth quarters of 2015.
2014 compared to 2013: Revenues increased by $45.0 million, primarily due to a 3% increase in the domain name base for .com and .net and increases in the .net domain name registration fees in July 2013 and February 2014.

Growth in the domain name base was primarily driven by continued Internet growth and marketing activities carried out by us and third-party registrars.  However, ongoing economic uncertainty, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in Internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will monetize their investment in domain names, has limited the rate of growth of the domain name base in recent years and may continue to do so in 2016 and beyond.  During the third and fourth quarters of 2015 we experienced an increase in the level of new domain name registrations in our APAC region, primarily from our registrars in China.  This higher volume of new registrations appears to have reverted back to a more typical pace by the end of 2015.

We expect revenues will continue to increase in 2016, as a result of the increased volume of domain registrations in 2015, continued growth in the domain name base in 2016, and increases in the .net domain name registration fees in February 2015 and 2016.

Geographic revenues

We generate revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); APAC; and certain other countries, including Canada and Latin American countries.

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
U.S	$639,170	4%	$616,125	5%	$585,201
EMEA	193,623	6%	182,897	8%	169,767
APAC	151,461	13%	133,748	3%	129,664
Other	75,112	(3)%	77,347	(4)%	80,455
Total revenues	$1,059,366	5%	$1,010,117	5%	$965,087

Although revenues continued to grow in the more mature markets of the U.S. and EMEA, the emerging markets in the APAC region saw the highest percentage growth rate in 2015, because of strong demand for domain names, especially in China. Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. These factors reflect higher revenue growth in EMEA, and lower revenue growth in APAC during 2014, and declining revenue in the Other region in 2015 and 2014.

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
A comparison of cost of revenues is presented below:

	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Cost of revenues	$192,788	2%	$188,425	1%	$187,013

2015 compared to 2014: Cost of revenues increased by $4.4 million, primarily due to increases in salary and employee benefits expenses and registry fee expenses, partially offset by decreases in telecommunications expenses and depreciation expenses. Salary and employee benefits expenses increased by $4.2 million, primarily due to an increase in average headcount and increases in salary, bonus, and allocated benefit expenses. Registry fees due to ICANN increased by $2.7 million resulting from an increase in the volume of .com registrations and renewals. Telecommunication expenses decreased by $1.8 million primarily due to savings on renewals of colocation agreements. Depreciation expenses decreased by $1.6 million due to lower capital spending for equipment replacement in 2014 and 2015.

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
We expect cost of revenues as a percentage of revenues to decrease in 2016 as compared to 2015.
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
A comparison of sales and marketing expenses is presented below:

	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Sales and marketing	$90,184	(2)%	$92,001	3%	$89,337

2015 compared to 2014: Sales and marketing expenses decreased by $1.8 million, primarily due to a decrease in advertising and consulting expenses, partially offset by an increase in salary and employee benefits expenses. Advertising and consulting expenses decreased by $3.2 million, primarily due to a decrease in marketing activities and advertising agency costs. Salary and employee benefits expenses increased by $1.4 million, primarily resulting from an increase in average headcount.

2014 compared to 2013: Sales and marketing expenses increased primarily due to increases in advertising and marketing expenses and stock-based compensation expenses, partially offset by a decrease in contract and professional services expenses. Advertising and marketing expenses increased by $2.7 million primarily due to an increase in advertising expenses for product marketing initiatives promoting Registry and Security services and an increase in general corporate marketing expenses. Stock-based compensation expenses increased by $1.8 million, primarily due to additional expense recognized for certain performance-based RSUs which was recorded based on their period-end fair value as well as an increase in expense related to higher expected attainment levels for performance-based RSUs granted in 2013 and 2014, and lower expense recognized during 2013 as a result of lower actual attainment level for performance-based RSUs granted in 2012. Contract and professional services expenses decreased by $2.0 million, primarily due to a decrease in strategy consulting costs related to new gTLDs and other marketing research expenses.

We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2016 as compared to 2015.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Research and development	$63,718	(6)%	$67,777	(4)%	$70,297

2015 compared to 2014: Research and development expenses decreased by $4.1 million, primarily due to a decrease in salary and employee benefits expenses, including stock-based compensation expenses, contractors and professional services expenses, and allocated overhead costs. Salary and employee benefits expenses, including stock-based compensation expenses decreased by $2.1 million due to a decrease in average headcount. Contract and professional services expenses decreased due to lower consulting costs on various research and development projects. Allocated overhead costs decreased primarily due to a decrease in proportional headcount compared to other cost types.

2014 compared to 2013: Research and development expenses decreased primarily due to a $1.7 million decrease in contract and professional services expenses from lower consulting costs on various development projects as we have shifted more development work to our employees.

We expect research and development expenses as a percentage of revenues to remain consistent in 2016 as compared to 2015.
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
A comparison of general and administrative expenses is presented below:

	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
General and administrative	$106,730	9%	$97,487	8%	$90,208

2015 compared to 2014: General and administrative expenses increased by $9.2 million, primarily due to increases in salary and employee benefits expenses, including stock-based compensation expenses, legal expenses, and miscellaneous expenses, partially offset by a decrease in contract and professional services expenses. Salary and employee benefits expenses, including stock-based compensation, increased by $4.3 million due to annual salary increases and increased expenses related to employee benefits. Stock based compensation expense increased due to an increase in expense related to performance-based RSUs, and the impact of new RSU grants which had a higher grant date fair value due to the increase in our stock price, partially offset by additional expense recognized in 2014 for certain performance-based RSUs which were recorded based on their period-end fair value. Legal expenses increased by $3.3 million primarily due to an increase in services performed by external legal counsel. Miscellaneous expenses increased by $4.0 million primarily due to expenses for certain non-income related taxes in 2015, and certain expense reversals in 2014. Contract and professional services expenses decreased by $2.6 million due to a decrease in consulting costs supporting various corporate functions.

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

We expect general and administrative expenses as a percentage of revenues to remain consistent in 2016 as compared to 2015.
Interest expense
See Note 5, “Debt and interest expense” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We expect interest expense to increase in 2016 as compared to 2015 due to a full year of interest expense related to the senior notes issued in March 2015.
Non-operating income, net
See Note 10, “Non-operating income, net” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Income tax (expense) benefit

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income tax (expense) benefit from continuing operations	$(112,414)	$(128,051)	$87,679
Effective tax rate	23%	26%	(19)%
Our effective tax rate for 2015 was lower than the statutory federal rate of 35% primarily due to benefits from foreign income taxed at lower rates, partially offset by state income taxes.
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

During 2013, we liquidated for tax purposes one of our domestic subsidiaries, which allowed us to claim a worthless stock deduction on our 2013 federal income tax return. We recorded an income tax benefit during 2013 of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions. During 2013, we also recorded an income tax expense of $167.1 million for taxable income generated in the U.S. related to the 2014 repatriation.
Our effective tax rate for 2013 was lower than the statutory federal rate of 35% primarily due to benefits from the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions and tax benefits from foreign income taxed at lower rates, partially offset by the expense related to the repatriation of cash held by foreign subsidiaries and state income taxes.

As of December 31, 2015, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $275.4 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to capital loss carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. Our deferred tax assets related to net operating loss (“NOL”) carryforwards and tax credit carryforwards decreased in 2015 as a portion of the NOL and tax credit carryforwards were utilized to offset 2015 taxable income.

We qualified for two tax holidays in Switzerland. The tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of foreign source income. One of the tax holidays is effective through December 31, 2016, and upon expiration may be subject to renewal if certain criteria are satisfied. The other tax holiday in Switzerland which became effective in 2015, is indefinite, unless certain thresholds are no longer met. An additional tax holiday in Switzerland expired in 2014 and was not extended. These tax holidays increased our earnings per share by $0.14, $0.50 and $0.18 in 2015, 2014, and 2013, respectively.

Liquidity and Capital Resources

	As of December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$228,659	$191,608
Marketable securities	1,686,771	1,233,076
Total	$1,915,430	$1,424,684
As of December 31, 2015, our principal source of liquidity was $228.7 million of cash and cash equivalents and $1.7 billion of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of December 31, 2015, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
As of December 31, 2015, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. As of December 31, 2015, the amount of undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided was $667.0 million.
In 2015 purchases of marketable securities net of sales and maturities were $452.3 million. In 2014 and 2013, proceeds from sales and maturities of marketable securities, net of purchases were $151.6 million and $59.0 million, respectively.
In 2015, we repurchased 9.3 million shares of our common stock at an average stock price of $66.59 for an aggregate cost of $621.9 million under our share buyback program. In 2014, we repurchased 16.3 million shares of our common stock at an average stock price of $53.15 for an aggregate cost of $867.1 million. In 2013, we repurchased 21.0 million shares of our common stock at an average stock price of $48.65 for an aggregate cost of $1.0 billion. As of December 31, 2015, there was $454.5 million remaining for future share repurchases under our share buyback program.
On March 27, 2015, we issued $500.0 million of 5.25% senior unsecured notes due April 1, 2025. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. On March 31, 2015, we entered into a new $200.0 million unsecured revolving credit facility. This facility will expire in 2020 and takes the place of our prior unsecured revolving credit facility. As of December 31, 2015, there were no borrowings outstanding under this credit facility.
As of December 31, 2015, we had $1.25 billion principal amount outstanding of our Subordinated Convertible Debentures. The price of our common stock exceeded the conversion price threshold trigger during the fourth quarter of 2015. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through March 31, 2016. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
We paid contingent interest of $5.2 million in February 2015 and $5.5 million in August 2015 in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures. In August 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2015 through February 15, 2016. On February 15, 2016, we paid contingent interest of $6.5 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2016. In February 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from February 15, 2016 through August 14, 2016. On August 15, 2016, we will pay contingent interest of $6.8 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of August 1, 2016. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.
During 2014, we repatriated approximately $740.9 million of cash held by foreign subsidiaries, net of foreign withholding taxes of $28.1 million. We utilized substantially all of the remaining net operating losses generated from the 2013 worthless stock deduction to offset 2014 taxable income including the taxable income recognized in the U.S. as a result of the repatriation.
On April 16, 2013, we issued $750.0 million aggregate principal amount of 4.625% senior unsecured notes due in May 2023. We used a portion of the net proceeds to repay the $100.0 million of outstanding indebtedness under our unsecured credit facility. The remaining portion of the proceeds were used for general corporate purposes including the repurchase of shares under our share buyback program.
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
In summary, our cash flows for 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$651,482	$600,949	$579,397
Net cash (used in) provided by investing activities	(496,899)	112,688	(11,062)
Net cash used in financing activities	(117,778)	(859,752)	(357,333)
Effect of exchange rate changes on cash and cash equivalents	246	(1,500)	(2,515)
Net increase (decrease) in cash and cash equivalents	$37,051	$(147,615)	$208,487

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

2015 compared to 2014: Cash provided by operating activities increased primarily due to an increase in cash received from customers partially offset by increases in cash paid for interest. Cash received from customers increased primarily due to an increase in new and renewed domain name registrations. Cash paid for interest increased as a result of the contingent interest paid to holders of the Subordinated Convertible Debentures and the additional interest paid on the $500.0 million senior notes issued in March 2015.

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

2015 compared to 2014: The change in cash (used in) provided by investing activities was primarily due to a decrease in proceeds from maturities and sales of marketable securities, partially offset by a decrease in purchases of marketable securities.

2014 compared to 2013: The change in cash (used in) provided by investing activities was primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities and a decrease in purchases of property and equipment.

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, stock option exercises, our employee stock purchase plan (“ESPP”), and excess tax benefits from stock-based compensation.

2015 compared to 2014: The decrease in net cash used in financing activities was primarily due to the proceeds from the issuance of the senior notes in 2015, a decrease in share repurchases, and higher recognized excess tax benefits associated with stock-based compensation, partially offset by lower proceeds from stock option exercises and ESPP.

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

Income taxes
We derive significant tax savings from the Subordinated Convertible Debentures.  During 2015 and 2014, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures, excluding contingent interest, was $164.8 million and $154.9 million, respectively, compared to coupon interest expense of $40.6 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Consolidated Balance Sheet.
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
We do not expect to pay U.S. federal income taxes during 2016 as a result of the interest deduction on our Subordinated Convertible Debentures, the use of foreign tax credits and research tax credits, and the remaining overpayment from prior years. We expect the amount of cash paid for non-U.S. income taxes in 2016 to decrease compared to 2015 as non-U.S. income taxes paid in 2015 included a charge related to a reorganization of certain international operations.
Property and Equipment Expenditures

Our planned property and equipment expenditures for 2016 are anticipated to be between $40.0 million and $50.0 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 12, “Commitments and Contingencies, ”Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

 Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2015, we did not have any significant off-balance sheet arrangements. See Note 12, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from Subordinated Convertible Debentures, RSUs and Stock Options
The conversion of our Subordinated Convertible Debentures may dilute the holdings of existing shareholders due to the potential number of shares that could be required to settle the Subordinated Convertible Debentures. We have the intent and ability to settle the principal amount of the Subordinated Convertible Debentures in cash, but the excess of the conversion value over the principal amount (“the conversion spread”) may be settled in shares of common stock. As of December 31, 2015, there are 36.4 million shares of common stock reserved for issuance upon conversion or repurchase of the Subordinated Convertible Debentures. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2015, the conversion spread could have required us to issue up to 22.1 million shares of common stock.
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2015, there are a total of 2.1 million unvested RSUs which represent potential dilution of 1.9%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

Our marketable securities consist primarily of fixed income securities which are subject to interest rate risk. As of December 31, 2015, we had $1.7 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2015, we held foreign currency forward contracts in notional amounts totaling $32.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market values of our Subordinated Convertible Debentures and the senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Subordinated Convertible Debentures are subject to market risk due to the convertible feature of the debentures. The fair market value will increase as the market price of our common stock increases, and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Subordinated Convertible Debentures and the senior notes. As of December 31, 2015, the fair value of the Subordinated Convertible Debentures was approximately $3.2 billion and the fair values of the senior notes issued in 2013 and the senior notes issued in 2015 were $742.0 million and $503.8 million, respectively, based on available market information from public data sources.

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

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2015. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2015
	Quarter Ended				Year Ended
	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)	December 31,
	(In thousands, except per share data)
Revenues	$258,422	$262,539	$265,780	$272,625	$1,059,366
Gross Profit	$210,069	$214,318	$218,562	$223,629	$866,578
Operating Income	$144,237	$148,965	$154,462	$158,282	$605,946
Net income	$88,238	$93,011	$92,457	$101,530	$375,236
Earnings per share:
Basic	$0.75	$0.80	$0.82	$0.92	$3.29
Diluted	$0.66	$0.70	$0.70	$0.76	$2.82
——————

(1)
Net income for the quarter ended March 31, 2015 was decreased by $7.0 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures, offset by $6.4 million lower interest expense related to the senior notes issued in March 2015 compared to other quarters in 2015.

(2)
Net income for the quarter ended June 30, 2015 was increased by $2.7 million pre-tax unrealized gain due to a decrease in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

(3)
Net income for the quarter ended September 30, 2015 was decreased by an $4.7 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

(4)
Net income for the quarter ended December 31, 2015 was was decreased by an $5.1 million pre-tax unrealized loss due to an increase in the fair value of the embedded contingent interest derivative related to our Subordinated Convertible Debentures.

	2014
	Quarter Ended				Year Ended
	March 31 (2)	June 30 (3)	September 30 (4)	December 31 (5)	December 31,
	(In thousands, except per share data)
Revenues	$248,796	$250,382	$255,022	$255,917	$1,010,117
Gross Profit	$200,770	$204,393	$208,089	$208,440	$821,692
Operating Income	$139,585	$143,121	$139,500	$142,221	$564,427
Net income	$94,423	$100,176	$95,189	$65,472	$355,260
Earnings per share (1):
Basic	$0.71	$0.77	$0.77	$0.54	$2.80
Diluted	$0.64	$0.71	$0.69	$0.48	$2.52
——————

(1)	Earnings per share for the year is computed independently and does not equal the sum of the quarterly earnings per share.

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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference (“2016 Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website under “Ethics and Business Conduct” at https://investor.verisign.com/corporate-governance.cfm, along with the “Verisign Code of Conduct” that applies to all directors, officers and employees, including the aforementioned officers. We have also adopted the “Corporate Governance Principles for the Board of Directors” which provides guidance to our directors on corporate practices that serve the best interests of the Company and its shareholders.

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

Information required by this item is incorporated herein by reference to our 2016 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2015,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2016 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2016 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

Table of Contents

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein.	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals.	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.01	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	7/24/14	3.01

3.02	Seventh Amended and Restated Bylaws of VeriSign, Inc.	10-Q	7/24/14	3.02

4.01	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.02	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

4.03	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.04	Form of Note (included in Exhibit 4.03).	8-K	4/17/13	4.2

4.05	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1
10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.	10-K	3/31/03	10.02

10.02	409A Options Election Form and related documentation. +	8-K	1/4/07	99.01

10.03	Registrant's 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement. +	S-8	6/23/03	4.02

10.04	Registrant's 2001 Stock Incentive Plan, as amended through November 22, 2002. +	10-K	3/31/03	10.08

10.05	Registrant's 2006 Equity Incentive Plan, as adopted May 26, 2006. +	10-Q	7/12/07	10.02

10.06	Registrant's 2006 Equity Incentive Plan, form of Stock Option Agreement. +	10-Q	7/12/07	10.03

10.07	Registrant's 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant. +	10-Q	8/9/07	10.01

10.08	Nonqualified Registrant's 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant. +	S-1	11/5/07	10.15

10.09	Registrant's 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.04

10.10	Registrant's 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.05

10.11	Registrant's 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement. +	8-K	8/30/07	99.1

10.12	Registrant's 2007 Employee Stock Purchase Plan, as adopted August 30, 2007. +	S-1	11/5/07	10.19

10.13	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1/A	1/29/98	10.15

10.14	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended.	S-1/A	1/29/98	10.16

10.15	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1/A	1/29/98	10.17

10.17	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation.*	S-1/A	1/29/98	10.18

10.18	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1/A	1/29/98	10.19

10.19	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.20	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.21	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. *	S-1	11/5/07	10.44

10.22	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007.*	10-Q	7/16/07	10.03

10.23	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. *	10-Q	5/12/08	10.01

10.24	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.25	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.03

10.26	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.27	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.28	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.29	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008. +	10-Q	11/7/08	10.07

10.30	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.31	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

10.32	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.33	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.34	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009.	10-Q	5/8/09	10.03

10.35	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/6/09	10.01

10.36	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. *	10-Q	11/6/09	10.05

10.37	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/6/09	10.06

10.38	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/6/09	10.07

10.39	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.40	Acquisition Agreement between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. *	10-Q	8/3/10	10.01

10.41	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement. +	10-Q	8/3/10	10.02

10.42	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.03

10.43	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement. +	10-Q	8/3/10	10.04

10.44	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.05

10.45	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company as Landlord, and VeriSign, Inc., a Delaware corporation as Tenant, dated as of September 15, 2010.	10-Q	10/29/10	10.01

10.46	VeriSign, Inc. Annual Incentive Compensation Plan. +	10-K	2/24/11	10.64

10.47	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/11	10.65

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.48	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into as of June 27, 2011.	8-K	6/28/11	10.01

10.49	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +	10-Q	7/29/11	10.02

10.50	Form of Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/29/11	10.03

10.51	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/29/11	10.04

10.52	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +	10-Q	7/29/11	10.05

10.53	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +	10-Q	7/29/11	10.06

10.54	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.55	Credit Agreement, dated as of November 22, 2011 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	11/29/11	10.01

10.56	Guarantee Agreement, dated as of November 22, 2011, among VeriSign, Inc., the other guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/29/11	10.02

10.57	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/12	10.75

10.58	Employment Offer Letter between the Registrant and George E. Kilguss, III dated April 20, 2012+	10-Q	7/27/12	10.01

10.59	Letter Agreement between the Registrant and George E. Kilguss, III dated June 28, 2012. +	10-Q	7/27/12	10.02

10.60	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.61	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.62	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2
10.63	VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.02

10.64	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.03

10.65	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.04

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.66	Registration Rights Agreement, dated April 16, 2013, by and among VeriSign, Inc., VeriSign Information Services, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers.	8-K	4/17/13	10.01

10.67	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/24/14	10.01

10.68	Registration Rights Agreement dated as of March 27, 2015 between VeriSign, Inc. and J.P. Morgan Securities LLC.	8-K	3/30/15	10.01

10.69	Credit Agreement dated as of March 31, 2015 among VeriSign, Inc., the Lenders as defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	4/1/15	99.1

10.70	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 19th day of February 2016.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February 2016.

Signature	Title

/S/ D. JAMES BIDZOS	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ WILLIAM L. CHENEVICH	Director
WILLIAM L. CHENEVICH

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ THOMAS F. FRIST, III	Director
THOMAS F. FRIST, III

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON

FINANCIAL STATEMENTS
As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of Verisign, Inc. are provided in this separate section. The consolidated financial statements included in this section are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has changed its method of classification of deferred tax assets and liabilities in the Company’s balance sheet, reclassifying all deferred tax assets and liabilities as noncurrent due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. The Company elected to apply this change retrospectively, therefore, all prior period amounts presented have been adjusted to be comparative to the current period presentation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited VeriSign, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 19, 2016

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$228,659	$191,608
Marketable securities	1,686,771	1,233,076
Accounts receivable, net	12,638	13,448
Other current assets	39,856	41,658
Total current assets	1,967,924	1,479,790
Property and equipment, net	295,570	319,028
Goodwill	52,527	52,527
Deferred tax assets	17,361	33,887
Other long-term assets	24,355	15,918
Total long-term assets	389,813	421,360
Total assets	$2,357,737	$1,901,150
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$188,171	$190,278
Deferred revenues	680,483	621,307
Subordinated convertible debentures, including contingent interest derivative	634,326	620,620
Total current liabilities	1,502,980	1,432,205
Long-term deferred revenues	280,859	269,047
Senior notes	1,235,354	740,175
Deferred tax liabilities	294,194	244,467
Other long-term tax liabilities	114,797	98,722
Total long-term liabilities	1,925,204	1,352,411
Total liabilities	3,428,184	2,784,616
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 322,990 at December 31, 2015 and 321,699 at December 31, 2014; Outstanding shares: 110,072 at December 31, 2015 and 118,452 at December 31, 2014	323	322
Additional paid-in capital	17,558,822	18,120,045
Accumulated deficit	(18,625,599)	(19,000,835)
Accumulated other comprehensive loss	(3,993)	(2,998)
Total stockholders’ deficit	(1,070,447)	(883,466)
Total liabilities and stockholders’ deficit	$2,357,737	$1,901,150
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$1,059,366	$1,010,117	$965,087
Costs and expenses:
Cost of revenues	192,788	188,425	187,013
Sales and marketing	90,184	92,001	89,337
Research and development	63,718	67,777	70,297
General and administrative	106,730	97,487	90,208
Total costs and expenses	453,420	445,690	436,855
Operating income	605,946	564,427	528,232
Interest expense	(107,631)	(85,994)	(74,761)
Non-operating (loss) income, net	(10,665)	4,878	3,300
Income before income taxes	487,650	483,311	456,771
Income tax (expense) benefit	(112,414)	(128,051)	87,679
Net income	375,236	355,260	544,450
Realized foreign currency translation adjustments, included in net income	(291)	—	81
Unrealized (loss) gain on investments	(519)	84	(369)
Realized (gain) loss on investments, included in net income	(185)	3	(2,409)
Other comprehensive (loss) income	(995)	87	(2,697)
Comprehensive income	$374,241	$355,347	$541,753

Earnings per share:
Basic	$3.29	$2.80	$3.77
Diluted	$2.82	$2.52	$3.49
Shares used to compute earnings per share
Basic	114,155	126,710	144,591
Diluted	133,031	140,895	155,786
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2012	153,392	$319	$19,891,291	$(19,900,545)	$(388)	$(9,323)
Net income	—	—	—	544,450	—	544,450
Other comprehensive loss	—	—	—	—	(2,697)	(2,697)
Issuance of common stock under stock plans	1,636	1	20,666	—	—	20,667
Stock-based compensation	—	—	39,642	—	—	39,642
Net excess income tax benefits associated with stock-based compensation	—	—	19,320	—	—	19,320
Repurchase of common stock	(21,304)	—	(1,035,617)	—	—	(1,035,617)
Balance at December 31, 2013	133,724	320	18,935,302	(19,356,095)	(3,085)	(423,558)
Net income	—	—	—	355,260	—	355,260
Other comprehensive income	—	—	—	—	87	87
Issuance of common stock under stock plans	1,341	2	17,595	—	—	17,597
Stock-based compensation	—	—	46,728	—	—	46,728
Net excess income tax benefits associated with stock-based compensation	—	—	3,823	—	—	3,823
Repurchase of common stock	(16,613)	—	(883,403)	—	—	(883,403)
Balance at December 31, 2014	118,452	322	18,120,045	(19,000,835)	(2,998)	(883,466)
Net income	—	—	—	375,236	—	375,236
Other comprehensive loss	—	—	—	—	(995)	(995)
Issuance of common stock under stock plans	1,291	1	14,689	—	—	14,690
Stock-based compensation	—	—	48,793	—	—	48,793
Net excess income tax benefits associated with stock-based compensation	—	—	18,464	—	—	18,464
Repurchase of common stock	(9,671)	—	(643,169)	—	—	(643,169)
Balance at December 31, 2015	110,072	$323	$17,558,822	$(18,625,599)	$(3,993)	$(1,070,447)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$375,236	$355,260	$544,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	61,491	63,690	60,655
Stock-based compensation	46,075	43,977	36,649
Excess tax benefit associated with stock-based compensation	(18,464)	(6,054)	(19,320)
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	14,130	(2,249)	17,801
Payment of contingent interest	(10,759)	—	—
Amortization of debt discount and issuance costs	12,292	10,878	9,748
(Gain) loss on investments	(185)	5	(18,861)
Other, net	(1,596)	475	4,434
Changes in operating assets and liabilities
Accounts receivable	661	(73)	(2,500)
Prepaid expenses and other assets	(1,728)	11,571	(2,694)
Accounts payable and accrued liabilities	21,013	45,419	19,065
Deferred revenues	70,988	34,518	43,254
Net deferred income taxes and other long-term tax liabilities	82,328	43,532	(113,284)
Net cash provided by operating activities	651,482	600,949	579,397
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	2,767,027	3,428,659	3,508,569
Purchases of marketable securities	(3,219,329)	(3,277,096)	(3,450,068)
Purchases of property and equipment	(40,656)	(39,327)	(65,594)
Other investing activities	(3,941)	452	(3,969)
Net cash (used in) provided by investing activities	(496,899)	112,688	(11,062)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	14,690	17,597	20,667
Repurchases of common stock	(643,169)	(883,403)	(1,035,617)
Proceeds from borrowings, net of issuance costs	492,237	—	738,297
Repayment of borrowings	—	—	(100,000)
Excess tax benefit associated with stock-based compensation	18,464	6,054	19,320
Net cash used in financing activities	(117,778)	(859,752)	(357,333)
Effect of exchange rate changes on cash and cash equivalents	246	(1,500)	(2,515)
Net increase (decrease) in cash and cash equivalents	37,051	(147,615)	208,487
Cash and cash equivalents at beginning of period	191,608	339,223	130,736
Cash and cash equivalents at end of period	$228,659	$191,608	$339,223
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$99,473	$75,088	$58,928
Cash paid for income taxes, net of refunds received	$39,723	$35,201	$26,133
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment, which consists of Registry Services and Security Services, which was formerly known as Network Intelligence and Availability, or NIA Services. Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the Internet’s Domain Name System (“DNS”). Security Services provides infrastructure assurance services consisting of Distributed Denial of Services (“DDoS”) Protection Services, Verisign iDefense Security Intelligence Services (“iDefense”) and Managed Domain Name System (“Managed DNS”).

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

Reclassifications - Adoption of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a reduction of the related liability rather than an asset.  This ASU is effective beginning in 2016. Early adoption is permitted and retrospective application is required. The Company elected to adopt this ASU effective June 30, 2015, and as a result, approximately $25.6 million and $20.4 million of debt issuance costs as of December 31, 2015 and 2014, respectively, are presented as a reduction of the related debt obligations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This update requires that all deferred tax assets and liabilities are classified as noncurrent on the balance sheet.  This ASU is effective beginning in 2017. Early adoption and retrospective application is permitted.  The Company elected to adopt this ASU effective December 31, 2015. The Company elected to apply this ASU retrospectively, therefore, all prior period amounts presented have been adjusted to be comparative to the current period presentation. As a result of the adoption of this standard, net current deferred tax liabilities of $477.6 million, as of December 31, 2014, were reclassified to long-term. This reclassification, and the subsequent netting of the new balances by jurisdiction, resulted in a decrease of long-term deferred tax assets of $233.1 million and an increase in long-term deferred tax liabilities of $244.5 million. There was no change to net income or total net deferred taxes as a result of the adoption of this standard.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Marketable Securities

Marketable securities primarily consist of debt securities issued by the U.S. Treasury. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive loss. The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three to five years for computer equipment, software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms. The Company capitalizes interest on facility assets under construction and on significant software development projects.

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that have been capitalized. The following table summarizes the costs capitalized during 2015 and 2014, related to third-party implementation and consulting services as well as costs related to internally developed software.

	Year Ended December 31,
	2015	2014
	(In thousands)
Third-party implementation and consulting services	$426	$1,305
Internally developed software	$20,061	$20,039

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

3.25% Junior Subordinated Convertible Debentures Due 2037 (“Subordinated Convertible Debentures”)

Verisign separately accounts for the liability (debt) and equity (conversion option) components of the Subordinated Convertible Debentures in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The excess of the principal amount of the Subordinated Convertible Debentures over the fair value of the liability component is the equity component or debt discount. Such excess represents the estimated fair value of the conversion feature and is recorded as Additional paid-in capital. The debt discount is amortized using the Company’s effective interest rate

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

over the term of the Subordinated Convertible Debentures as a non-cash charge to interest expense. The Subordinated Convertible Debentures also have a contingent interest payment provision that may require the Company to pay interest based on certain thresholds, and upon the occurrence of certain events, as outlined in the Indenture governing the Subordinated Convertible Debentures. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately at fair value, and is marked to market at the end of each reporting period, with any gains and losses recorded in Non-operating (loss) income, net.

Foreign Currency Remeasurement

Verisign conducts business throughout the world and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating (loss) income, net. The Company recorded a remeasurement loss of $3.1 million in 2013. Remeasurement gains in 2014 and losses in 2015 were $1.0 million or less.

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating (loss) income, net. The Company recorded gains of $1.5 million in 2013 related to foreign currency forward contracts. The Company recorded losses related to foreign currency forward contracts of less than $1.0 million in 2015 and 2014.

As of December 31, 2015, Verisign held foreign currency forward contracts in notional amounts totaling $32.5 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

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

Security Services

Following the revenue recognition criteria above, revenues from Security Services are usually deferred and recognized over the service term, generally one to two years.

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses were $6.3 million, $10.4 million, and $13.2 million in 2015, 2014, and 2013, respectively.

Income Taxes

Verisign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. For every tax-paying component and within each tax jurisdiction, all deferred tax liabilities and assets are offset and presented as a single net noncurrent asset or liability.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Stock-based Compensation

The Company’s stock-based compensation is primarily related to RSUs granted to employees and its employee stock purchase plan (“ESPP”). For awards that are expected to vest, after considering estimated forfeitures, stock-based compensation expense is typically recognized ratably over the requisite service period. The Company also grants RSUs which include performance conditions, and in some cases market conditions, to certain executives. The expense for these performance-based RSUs is recognized based on the probable outcome of the performance conditions. The expense recognized for awards with market conditions is based on the grant date fair value of the awards including the impact of the market conditions. The Company uses the Black-Scholes option pricing model to determine the fair value of its ESPP offerings. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.

Earnings per Share

The Company computes basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, ESPP offerings and the conversion spread related to the Subordinated Convertible Debentures using the treasury stock method.

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents, marketable securities, foreign currency forward contracts, and the contingent interest derivative associated with the Subordinated Convertible Debentures.

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
DECEMBER 31, 2015, 2014 AND 2013

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

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	As of December 31,
	2015	2014
	(In thousands)
Cash	$99,027	$110,799
Money market funds	137,593	85,453
Time deposits	4,007	3,384
Debt securities issued by the U.S. Treasury	1,685,882	1,233,076
Equity securities of public companies	890	—
Total	$1,927,399	$1,432,712

Included in Cash and cash equivalents	$228,659	$191,608
Included in Marketable securities	$1,686,771	$1,233,076
Included in Other long-term assets (Restricted cash)	$11,969	$8,028

The fair value of the debt securities held as of December 31, 2015 was $1.7 billion, including less than $1.0 million of gross and net unrealized losses. All of the debt securities held as of December 31, 2015 have contractual maturities of less than one year.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2015:
Assets:
Investments in money market funds	$137,593	$137,593	$—	$—
Debt securities issued by the U.S. Treasury	1,685,882	1,685,882	—	—
Equity securities of public companies	890	890	—	—
Foreign currency forward contracts (1)	230	—	230	—
Total	$1,824,595	$1,824,365	$230	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$30,126	$—	$—	$30,126
Foreign currency forward contracts (2)	164	—	164	—
Total	$30,290	$—	$164	$30,126
As of December 31, 2014:
Assets:
Investments in money market funds	$85,453	$85,453	$—	$—
Debt securities issued by the U.S. Treasury	1,233,076	1,233,076	—	—
Foreign currency forward contracts (1)	330	—	330	—
Total	$1,318,859	$1,318,529	$330	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$26,755	$—	$—	$26,755
Foreign currency forward contracts (2)	169	—	169	—
Total	$26,924	$—	$169	$26,755

(1)	Included in Other current assets

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Subordinated Convertible Debentures. The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

unobservable inputs. As of December 31, 2015, the valuation of the contingent interest derivative assumed a volatility rate of approximately 29% and a credit spread of approximately 5%. The fair value of the contingent interest derivative would not have significantly changed using a volatility rate of either 24% or 34%, or a credit spread of either 4% or 6%.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on Subordinated Convertible Debentures during the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In thousands)
Beginning balance	$26,755	$29,004
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	14,130	(2,249)
Payment of contingent interest	(10,759)	—
Ending balance	$30,126	$26,755

In August 2015, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from August 15, 2015 through February 15, 2016. On February 16, 2016, the Company paid contingent interest of $6.5 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2016. The value of the contingent interest payable in February 2016 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of December 31, 2015.
As of December 31, 2015, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair value of the Company’s Subordinated Convertible Debentures was $3.2 billion as of December 31, 2015. The fair values of the Company’s senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $742.0 million and $503.8 million, respectively, as of December 31, 2015. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2015	2014
	(In thousands)
Prepaid expenses	$14,823	$16,190
Income tax receivables	23,098	23,448
Other	1,935	2,020
Total other current assets	$39,856	$41,658

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2015	2014
	(In thousands)
Land	$31,141	$31,141
Buildings and building improvements	244,760	243,300
Computer equipment and software	432,463	403,945
Capital work in progress	5,406	7,520
Office equipment and furniture	6,203	6,341
Leasehold improvements	1,350	1,858
Total cost	721,323	694,105
Less: accumulated depreciation	(425,753)	(375,077)
Total property and equipment, net	$295,570	$319,028

Goodwill

The following table presents the detail of goodwill:

	As of December 31,
	2015	2014
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2015	2014
	(In thousands)
Long-term restricted cash	11,969	8,028
Other tax receivable	5,673	5,673
Long-term prepaid expenses and other assets	6,713	2,217
Total other long-term assets	$24,355	$15,918

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2015	2014
	(In thousands)
Accounts payable	$23,298	$29,335
Accrued employee compensation	51,851	49,470
Customer deposits, net	48,307	30,103
Interest Payable	27,701	21,138
Taxes payable and other tax liabilities	16,943	47,079
Other accrued liabilities	20,071	13,153
Total accounts payable and accrued liabilities	$188,171	$190,278

Note 5. Debt and Interest Expense
Senior Notes due 2025
On March 27, 2015, the Company issued $500.0 million principal amount of 5.25% senior unsecured notes due April 1, 2025. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of shares of its common stock under its share buyback program. In connection with the offering the Company incurred $6.5 million of issuance costs which are being amortized to Interest expense over the 10 year term of the notes. The Company pays interest on the notes semi-annually on April 1 and October 1. The Company may redeem the 2025 Senior Notes, in whole or in part, at any time at the Company’s option at specified redemption prices.
Senior Notes due 2023
On April 16, 2013, the Company issued $750.0 million principal amount of 4.625% senior unsecured notes due May 1, 2023. In connection with the offering the Company incurred $12.0 million of issuance costs which are being amortized to Interest expense over the 10 year term of the Senior Notes. The Company pays interest on the notes semi-annually on May 1 and November 1. The Company may redeem the 2023 Senior Notes, in whole or in part, at any time at the Company’s option at specified redemption prices.
The Indenture governing the 2023 Senior Notes contains covenants that limit the ability of the Company and/or its Restricted Subsidiaries, under certain circumstances, to, among other things: (i) pay dividends or make distributions on, or redeem or repurchase, its capital stock; (ii) make certain investments; (iii) create liens on assets; (iv) enter into sale/leaseback transactions and (v) merge or consolidate or sell all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, accrued and unpaid interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.

2015 Credit Facility

On March 31, 2015, the Company entered into a new credit agreement for a $200.0 million committed senior unsecured revolving credit facility (the “2015 Credit Facility”). The 2015 Credit Facility replaced the previous credit facility which was set to expire in November 2016, with substantially similar terms. The 2015 Credit Facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.5 to 1.0. As of December 31, 2015, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2015 Credit Facility expires on April 1, 2020 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Subordinated Convertible Debentures

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% subordinated convertible debentures due August 15, 2037, in a private offering. The Subordinated Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Subordinated Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Subordinated Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2015, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Subordinated Convertible Debentures.

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

The Company’s common stock price exceeded the current conversion price threshold trigger of $44.68 during the fourth quarter of 2015. Accordingly, the Subordinated Convertible Debentures were convertible at the option of each holder during the first quarter of 2016. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, classified the debt component of the Subordinated Convertible Debentures, net of unamortized debt issuance costs and the embedded contingent interest derivative as a current liability, as of December 31, 2015. The determination of whether or not the Subordinated Convertible Debentures are convertible, and accordingly, the classification as long-term or current, must continue to be performed quarterly. As of December 31, 2015, the if-converted value of the Subordinated Convertible Debentures exceeded its principal amount. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2015, the conversion spread could have required the Company to issue up to an additional 22.1 million shares of common stock.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Subordinated Convertible Debentures. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Subordinated Convertible Debentures as a non-cash charge included in Interest expense. As of December 31, 2015, the remaining term of the Subordinated Convertible Debentures is 21.6 years. Interest is payable semiannually in arrears on August 15 and February 15.
Proceeds upon issuance of the Subordinated Convertible Debentures were as follows (in thousands):

Principal value of Subordinated Convertible Debentures	$1,250,000
Less: Issuance costs	(25,777)
Net proceeds, Subordinated Convertible Debentures	$1,224,223
Amounts recognized at issuance:
Subordinated Convertible Debentures, including contingent interest derivative (net of issuance costs of $11,328)	$546,915
Additional paid-in capital	418,996
Long-term deferred tax liabilities	267,225
Non-operating loss	(8,913)
Net proceeds, Subordinated Convertible Debentures	$1,224,223

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2015	2014
	(In thousands)
Debt discount upon issuance (net of issuance costs of $14,449)	$686,221	$686,221
Deferred taxes associated with the debt discount upon issuance	(267,225)	(267,225)
Carrying amount of equity component	$418,996	$418,996

Principal amount of Subordinated Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(635,378)	(645,565)
Unamortized debt issuance costs associated with the liability component	(10,422)	(10,570)
Carrying amount of liability component	604,200	593,865
Contingent interest derivative	30,126	26,755
Subordinated Convertible Debentures, including contingent interest derivative	$634,326	$620,620

The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$40,625	$40,625	$40,625
Contractual interest on Senior Notes	54,667	34,688	24,570
Amortization of debt discount on the Subordinated Convertible Debentures	10,218	9,412	8,670
Interest capitalized to Property and equipment, net	(586)	(707)	(1,218)
Credit facility and other interest expense	2,707	1,976	2,114
Total interest expense	$107,631	$85,994	$74,761

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Note 6. Stockholders’ Deficit

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of minimum tax withholdings due upon vesting of RSUs.

On January 30, 2015, the Company’s Board of Directors (“Board”) authorized the repurchase of approximately $452.9 million of its common stock, in addition to the $547.1 million of its common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2015 there was approximately $454.5 million remaining available for repurchases under the share buyback program.
Effective February 11, 2016, the Company’s Board authorized the repurchase of approximately $611.2 million of its common stock, in addition to the $388.8 million of its common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of its common stock.

The summary of the Company’s common stock repurchases for 2015, 2014 and 2013 are as follows:

	2015		2014		2013
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	9,338	$66.59	16,316	$53.15	21,006	$48.65
Total repurchases for tax withholdings	333	$64.03	297	$54.73	298	$46.16
Total repurchases	9,671	$66.50	16,613	$53.18	21,304	$48.61
Total costs	$643,169		$883,403		$1,035,617

Since inception, the Company has repurchased 212.9 million shares of its common stock for an aggregate cost of $7.5 billion, which is recorded as a reduction of Additional paid-in capital.
Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2015 and 2014:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain (Loss) On Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2013	$(3,160)	$75	$(3,085)
Changes	—	87	87
Balance, December 31, 2014	(3,160)	162	(2,998)
Changes	(291)	(704)	(995)
Balance, December 31, 2015	$(3,451)	$(542)	$(3,993)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Note 7. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Weighted-average shares of common stock outstanding	114,155	126,710	144,591
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	18,047	13,384	10,361
Unvested RSUs	785	740	709
Stock options and ESPP	44	61	125
Shares used to compute diluted earnings per share	133,031	140,895	155,786

The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 8. Geographic and Customer Information

The Company generates revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, India, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S	$639,170	$616,125	$585,201
EMEA	193,623	182,897	169,767
APAC	151,461	133,748	129,664
Other	75,112	77,347	80,455
Total revenues	$1,059,366	$1,010,117	$965,087

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

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2015	2014
	(In thousands)
U.S	$287,986	$308,563
EMEA	7,544	9,919
APAC	40	546
Total property and equipment, net	$295,570	$319,028

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015, 2014 AND 2013

Major Customers

One customer accounted for approximately 31% of revenues in 2015 and 2014, and 30% in 2013. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

Note 9. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. In 2015, 2014 and 2013, the Company matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary. The Company contributed $3.7 million in 2015, $3.4 million in 2014, and $3.1 million in 2013 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Equity Incentive Plan

The majority of Verisign’s stock-based compensation relates to RSUs.  As of December 31, 2015, a total of 12.3 million shares of common stock were reserved for issuance upon the vesting of RSUs and for the future grant of equity awards.

On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. Certain performance-based RSUs, granted to the Company’s executives, vest over two and three year terms. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan. A total of 6.0 million common shares were authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2015, 1.4 million shares of the Company’s common stock are reserved for issuance under this plan.

Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock-based compensation:
Cost of revenues	$7,009	$6,400	$6,156
Sales and marketing	6,763	8,023	6,252
Research and development	6,488	7,018	7,199
General and administrative	25,815	22,536	17,042
Total stock-based compensation	$46,075	$43,977	$36,649

The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
RSUs	$36,664	$32,304	$29,123
Performance-based RSUs	8,078	10,232	5,033
ESPP	4,051	4,192	5,486
Capitalization (Included in Property and equipment, net)	(2,718)	(2,751)	(2,993)
Total stock-based compensation expense	$46,075	$43,977	$36,649

The income tax benefit recognized on stock-based compensation within Income tax expense for 2015, 2014, and 2013 was $16.0 million, $15.1 million, and $11.9 million, respectively.

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	2,179	$46.36	2,442	$38.00	2,478	$32.07
Granted	1,075	61.74	909	55.05	1,132	45.08
Vested and settled	(932)	43.92	(878)	35.99	(900)	30.73
Forfeited	(212)	51.47	(294)	44.00	(268)	36.09
	2,110	$54.77	2,179	$46.36	2,442	$38.00

The RSUs in the table above include certain RSUs granted to the Company’s executives that are subject to performance conditions, and in some cases, market conditions. The unvested RSUs as of December 31, 2015 include approximately 0.3 million RSUs subject to performance and/or market conditions. The number of RSUs, subject to these performance and market conditions, that ultimately vest may range from zero to a maximum of 0.6 million RSUs depending on the level of performance achieved and whether any market conditions are satisfied.

The closing price of Verisign’s stock was $87.36 on December 31, 2015. As of December 31, 2015, the aggregate market value of unvested RSUs was $184.3 million. The fair values of RSUs that vested during 2015, 2014, and 2013 were $59.8 million, $47.9 million, and $41.5 million, respectively. As of December 31, 2015, total unrecognized compensation cost related to unvested RSUs was $64.3 million which is expected to be recognized over a weighted-average period of 2.4 years.

Note 10. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Realized net gain (loss) on investments	$185	$(5)	$18,861
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	(14,130)	2,249	(17,801)
Interest and dividend income	2,128	922	1,897
Other, net	1,152	1,712	343
Total non-operating (loss) income, net	$(10,665)	$4,878	$3,300
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

Note 11. Income Taxes

Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$248,932	$270,373	$250,041
Foreign	238,718	212,938	206,730
Total income before income taxes	$487,650	$483,311	$456,771

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current (expense) benefit:
Federal	$(13,601)	$(4,643)	$(1,104)
State	(156)	14	(8,150)
Foreign, including withholding tax	(17,241)	(69,614)	(13,613)
	(30,998)	(74,243)	(22,867)
Deferred (expense) benefit:
Federal	(65,168)	(76,614)	53,629
State	(15,767)	(15,402)	66,701
Foreign	(481)	38,208	(9,784)
	(81,416)	(53,808)	110,546
Total income tax (expense) benefit	$(112,414)	$(128,051)	$87,679

The difference between income tax (expense) benefit and the amount resulting from applying the federal statutory rate of 35% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax expense at federal statutory rate	$(170,677)	$(169,159)	$(159,870)
State taxes, net of federal benefit	(9,616)	(11,308)	(13,821)
Differences between statutory rate and foreign effective tax rate	66,238	57,876	51,016
Reorganization of certain non-U.S. operations	—	(14,474)	—
Tax (expense) benefit from worthless stock deduction	—	(14,497)	1,717,466
Change in valuation allowance	(434)	41,700	(1,195,303)
Repatriation of foreign earnings	—	4,164	(167,115)
Accrual for uncertain tax positions	(706)	(22,719)	(140,596)
Other	2,781	366	(4,098)
Total income tax (expense) benefit	$(112,414)	$(128,051)	$87,679

During 2014 the Company repatriated $740.9 million of cash held by foreign subsidiaries, net of $28.1 million of foreign withholding taxes which were accrued during 2013. The Company utilized the majority of the remaining deferred tax asset for net operating loss carryforwards generated from the 2013 worthless stock deduction to offset the income tax resulting from 2014 income and the repatriation.  During 2013, the Company recorded income tax expense of $167.1 million for taxable income generated in the U.S. related to the repatriation. During 2014, the Company recognized a net income tax benefit of $8.6 million, resulting from the completion of the repatriation and changes to estimates related to the 2013 worthless stock deduction. The components of this net benefit are included in the table above for changes in valuation allowances, adjustments to the benefit from the worthless stock deduction, changes to the accrual for uncertain tax positions and the repatriation of foreign earnings.
Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings are intended to be indefinitely reinvested. As of December 31, 2015, the amount of such earnings was $667.0 million. The amount of unrecognized deferred tax liability related to undistributed foreign earnings is estimated to be $187.4 million.
The Company qualifies currently for two tax holidays in Switzerland. The tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of foreign source income. One of the tax holidays is effective through December 31, 2016, and upon expiration may be subject to renewal if certain criteria are satisfied. The other tax holiday, which took effect beginning in 2015, is indefinite, unless the required thresholds are no longer met, or there is a law change which eliminates the holiday. The Company qualified for another tax holiday in Switzerland, which expired on December 31, 2014, and was not extended. These tax holidays increased the Company’s earnings per share by $0.14, $0.50 and $0.18 in 2015, 2014, and 2013, respectively. In the fourth quarter of 2014, the Company incurred a charge of $14.5 million in non-US income taxes as a result of a reorganization of certain international operations.

During 2013, the Company liquidated for tax purposes one of its domestic subsidiaries, which allowed the Company to claim a worthless stock deduction on its 2013 federal income tax return. During 2013 the Company recorded an income tax benefit of $375.3 million related to the worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$56,108	$61,059
Deductible goodwill and intangible assets	21,044	34,586
Tax credit carryforwards	86,951	100,190
Deferred revenue, accruals and reserves	106,572	103,794
Capital loss carryforwards and book impairment of investments	1,162,320	1,161,896
Other	5,039	4,956
Total deferred tax assets	1,438,034	1,466,481
Valuation allowance	(1,162,604)	(1,162,170)
Net deferred tax assets	275,430	304,311
Deferred tax liabilities:
Property and equipment	(10,787)	(16,115)
Subordinated Convertible debentures	(538,098)	(494,625)
Other	(3,378)	(4,151)
Total deferred tax liabilities	(552,263)	(514,891)
Total net deferred tax liabilities	$(276,833)	$(210,580)

With the exception of deferred tax assets related to capital loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

As of December 31, 2015, the Company had federal, state and foreign net operating loss carryforwards of approximately $8.9 million, $1.6 billion and $ 20.2 million, respectively, before applying tax rates for the respective jurisdictions. As of December 31, 2015, the Company had federal and state research tax credits of $28.8 million and $1.7 million, respectively, and alternative minimum tax credits of $19.8 million available for future years. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate, tax effected amount of $59.3 million will be recorded to Additional paid-in capital when carried forward excess tax benefits from stock-based compensation are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2016 through 2034. The foreign net operating loss can be carried forward indefinitely. As of December 31, 2015, the Company had federal and state capital loss carryforwards of $3.0 billion and $3.1 billion, respectively, before applying tax rates for the respective jurisdictions. The capital loss carryforwards expire in 2018 and are also subject to annual limitations under Internal Revenue Code Section 382. The Company does not expect to realize any tax benefits from the capital loss carryforwards and accordingly has reserved the entire amount through valuation allowance and accrual for uncertain tax positions. As of December 31, 2015, the Company has foreign tax credit carryforwards of $173.1 million.  The majority of these foreign tax credits will expire in 2024.

The deferred tax liability related to the Subordinated Convertible Debentures is driven by the excess of the tax deduction taken for interest expense over the amount of interest expense recognized in the consolidated financial statements. The interest expense deducted for tax purposes is based on the adjusted issue price of the Subordinated Convertible Debentures, while the interest expense recognized in accordance with GAAP is based only on the liability portion of the Subordinated Convertible Debentures. The adjusted issue price of the Subordinated Convertible Debentures grows over the term due to the difference between the interest deduction taken for income tax, using a comparable yield of 8.5%, and the coupon rate of 3.25%, compounded annually, adjusted for actual versus projected contingent interest payments

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2015	2014
	(In thousands)
Gross unrecognized tax benefits at January 1	$219,908	$197,189
Increases in tax positions for prior years	—	22,538
Increases in tax positions for current year	372	181
Gross unrecognized tax benefits at December 31	$220,280	$219,908

As of December 31, 2015, approximately $211.0 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. It is reasonably possible that during the next twelve months, the Company’s unrecognized tax benefits may change by a significant amount as a result IRS audits. However the timing of completion and ultimate outcome of the audit remains uncertain. Therefore, the Company cannot currently estimate the impact on the balance of unrecognized tax benefits.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.

The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are currently under examination by the IRS for 2010 through 2014. The Company’s other tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2011 tax year and forward.

Note 12. Commitments and Contingencies

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Subordinated Convertible Debentures and the Senior Notes:

	Purchase Obligations	.tv Agreement	Senior Notes	Subordinated Convertible Debentures	Total
	(In thousands)
2016	$28,001	$5,000	$60,938	$47,170	$141,109
2017	3,950	5,000	60,938	40,625	110,513
2018	47	5,000	60,938	40,625	106,610
2019	—	5,000	60,938	40,625	106,563
2020	—	5,000	60,938	40,625	106,563
Thereafter	—	5,000	1,472,187	1,925,391	3,402,578
Total	$31,998	$30,000	$1,776,877	$2,135,061	$3,973,936

The amounts in the table above exclude $211.0 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations includes firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2017.
The Company has an agreement with Internet Corporation for Assigned Name and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2018. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. As of December 31, 2015, there were 124.0 million domain names in the .com registry. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com registry of $30.9 million in 2015, $28.4 million in 2014, and $27.9 million in 2013. Registry fees for other top-level domains that we operate have been excluded from the table above because the amounts are variable or passed through to registrars.
The Company has an agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees were $5.0 million in 2015, $4.5 million in 2014, and $4.5 million in 2013.
Verisign leases a small portion of its facilities under operating leases that extend into 2017. Rental expenses under operating leases were not material in any period presented. Future rental expenses under existing operating leases are not material.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.