Form 10-Q
period 2016-03-31
VERISIGN INC/CA
filed 2016-04-28
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 22, 2015
Common stock, $.001 par value	108,475,524

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$234,025	$228,659
Marketable securities	1,661,804	1,686,771
Accounts receivable, net	16,188	12,638
Other current assets	34,040	39,856
Total current assets	1,946,057	1,967,924
Property and equipment, net	286,202	295,570
Goodwill	52,527	52,527
Deferred tax assets	15,324	17,361
Other long-term assets	23,563	24,355
Total long-term assets	377,616	389,813
Total assets	$2,323,673	$2,357,737
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$148,677	$188,171
Deferred revenues	703,599	680,483
Subordinated convertible debentures, including contingent interest derivative	629,437	634,326
Total current liabilities	1,481,713	1,502,980
Long-term deferred revenues	288,741	280,859
Senior notes	1,235,813	1,235,354
Deferred tax liabilities	310,856	294,194
Other long-term tax liabilities	114,573	114,797
Total long-term liabilities	1,949,983	1,925,204
Total liabilities	3,431,696	3,428,184
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:323,884 at March 31, 2016 and 322,990 at December 31, 2015; Outstanding shares:108,879 at March 31, 2016 and 110,072 at December 31, 2015	324	323
Additional paid-in capital	17,412,920	17,558,822
Accumulated deficit	(18,518,143)	(18,625,599)
Accumulated other comprehensive loss	(3,124)	(3,993)
Total stockholders’ deficit	(1,108,023)	(1,070,447)
Total liabilities and stockholders’ deficit	$2,323,673	$2,357,737

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$281,876	$258,422
Costs and expenses:
Cost of revenues	50,582	48,353
Sales and marketing	20,027	22,382
Research and development	16,743	17,152
General and administrative	27,757	26,298
Total costs and expenses	115,109	114,185
Operating income	166,767	144,237
Interest expense	(28,804)	(22,017)
Non-operating income (loss), net	3,121	(5,555)
Income before income taxes	141,084	116,665
Income tax expense	(33,628)	(28,427)
Net income	107,456	88,238
Unrealized gain on investments	935	87
Realized (gain) on investments, included in net income	(66)	(4)
Other comprehensive income	869	83
Comprehensive income	$108,325	$88,321

Earnings per share:
Basic	$0.98	$0.75
Diluted	$0.82	$0.66
Shares used to compute earnings per share
Basic	109,592	117,139
Diluted	131,581	133,850
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$107,456	$88,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,867	15,747
Stock-based compensation	11,759	10,128
Excess tax benefit associated with stock-based compensation	(6,018)	(5,993)
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(1,065)	7,019
Payment of Contingent interest	(6,544)	(5,225)
Amortization of debt discount and issuance costs	3,267	2,845
Other, net	(779)	(144)
Changes in operating assets and liabilities
Accounts receivable	(3,779)	(1,282)
Prepaid expenses and other assets	6,524	(3,084)
Accounts payable and accrued liabilities	(31,537)	(28,816)
Deferred revenues	30,998	34,582
Net deferred income taxes and other long-term tax liabilities	18,477	18,654
Net cash provided by operating activities	143,626	132,669
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	900,810	325,399
Purchases of marketable securities	(874,031)	(257,415)
Purchases of property and equipment	(7,082)	(13,042)
Other investing activities	—	(3,787)
Net cash provided by investing activities	19,697	51,155
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	8,084	8,776
Repurchases of common stock	(172,360)	(178,330)
Proceeds from borrowings, net of issuance costs	—	493,824
Excess tax benefit associated with stock-based compensation	6,018	5,993
Net cash (used in) provided by financing activities	(158,258)	330,263
Effect of exchange rate changes on cash and cash equivalents	301	184
Net increase in cash and cash equivalents	5,366	514,271
Cash and cash equivalents at beginning of period	228,659	191,608
Cash and cash equivalents at end of period	$234,025	$705,879
Supplemental cash flow disclosures:
Cash paid for interest	$27,028	$25,494
Cash paid for income taxes, net of refunds received	$13,711	$12,970
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2015 Annual Report on Form 10-K (the “2015 Form 10-K”) filed with the SEC on February 19, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. This ASU will become effective for the Company on January 1, 2019 and requires the modified retrospective transition method. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. There are different transition methods for different aspects of the standard. The new standard will be effective for the Company on January 1, 2017 with early adoption permitted. The Company is evaluating the timing of adoption, transition methods and the effect that this ASU will have on its consolidated financial statements and related disclosures.
Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31,	December 31,
	2016	2015
	(In thousands)
Cash	$45,140	$99,027
Money market funds	107,614	137,593
Time deposits	3,252	4,007
Debt securities issued by the U.S. Treasury	1,750,611	1,685,882
Equity securities of public companies	1,181	890
Total	$1,907,798	$1,927,399

Included in Cash and cash equivalents	$234,025	$228,659
Included in Marketable securities	$1,661,804	$1,686,771
Included in Other long-term assets (Restricted cash)	$11,969	$11,969
The fair value of the debt securities held as of March 31, 2016 was $1.8 billion, including less than $0.3 million of gross and net unrealized gains. All of the debt securities held as of March 31, 2016 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of March 31, 2016:
Assets:
Investments in money market funds	$107,614	$107,614	$—	$—
Debt securities issued by the U.S. Treasury	1,750,611	1,750,611	—	—
Equity securities of public companies	1,181	1,181	—	—
Total	$1,859,406	$1,859,406	$—	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$22,517	$—	$—	$22,517
Foreign currency forward contracts (1)	496	—	496	—
Total	$23,013	$—	$496	$22,517
As of December 31, 2015:
Assets:
Investments in money market funds	$137,593	$137,593	$—	$—
Debt securities issued by the U.S. Treasury	1,685,882	1,685,882	—	—
Equity securities of public companies	890	890	—	—
Foreign currency forward contracts (2)	230	—	230	—
Total	$1,824,595	$1,824,365	$230	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$30,126	$—	$—	$30,126
Foreign currency forward contracts (1)	164	—	164	—
Total	$30,290	$—	$164	$30,126

(1)	Included in Accounts payable and accrued liabilities

(2)	Included in Other current assets

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
 The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of March 31, 2016, the valuation of the contingent interest derivative assumed a volatility rate of approximately 27% and a credit spread of approximately 6%. The fair value of the contingent interest derivative would not have significantly changed using a volatility rate of either 22% or 32%, or a credit spread of either 5% or 7%.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Beginning balance	$30,126	$26,755
Payment of contingent interest	(6,544)	(5,225)
Unrealized (gain) loss	(1,065)	7,019
Ending balance	$22,517	$28,549
On February 15, 2016, the Company paid contingent interest of $6.5 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2016. In February 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from February 15, 2016 through August 15, 2016. The $6.8 million contingent interest payable in August 2016 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of March 31, 2016.
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2016, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $3.2 billion as of March 31, 2016. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $759.4 million and $505.6 million, respectively, as of March 31, 2016. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	$15,718	$14,823
Income tax receivables	13,948	23,098
Other	4,374	1,935
Total other current assets	$34,040	$39,856
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Accounts payable	$19,117	$23,298
Accrued employee compensation	32,248	51,851
Customer deposits, net	44,538	48,307
Interest Payable	32,779	27,701
Income taxes payable and other tax liabilities	4,137	16,943
Other accrued liabilities	15,858	20,071
Total accounts payable and accrued liabilities	$148,677	$188,171
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2015, was paid during the three months ended March 31, 2016. Income taxes payable and other tax liabilities decreased in the three months ended March 31, 2016 as a result of payments made for income taxes in certain non-U.S. jurisdictions. Interest payable includes coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes.

Note 5. Stockholders’ Deficit
On February 11, 2016, the Company’s Board of Directors authorized the repurchase of approximately $611.2 million of its common stock, in addition to the $388.8 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2016 the Company repurchased 1.8 million shares of its common stock at an average stock price of $82.88 for an aggregate cost of $149.9 million. As of March 31, 2016, $915.8 million remained available for further repurchases under the share repurchase program.
During the three months ended March 31, 2016, the Company placed 0.3 million shares, at an average stock price of $80.44, and for an aggregate cost of $22.4 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 215.0 million shares of its common stock for an aggregate cost of $7.7 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Weighted-average shares of common stock outstanding	109,592	117,139
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Convertible Debentures	21,073	15,812
Unvested RSUs, stock options, and ESPP	916	899
Shares used to compute diluted earnings per share	131,581	133,850
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
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenues	$1,841	$1,739
Sales and marketing	1,633	1,299
Research and development	1,703	1,721
General and administrative	6,582	5,369
Total stock-based compensation expense	$11,759	$10,128

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
RSUs	$9,133	$8,294
Performance-based RSUs	2,377	1,453
ESPP	848	1,081
Capitalization (Included in Property and equipment, net)	(599)	(700)
Total stock-based compensation expense	$11,759	$10,128
Note 8. Debt and Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on Senior Notes	15,235	9,037
Amortization of debt discount on the Subordinated Convertible Debentures	2,689	2,477
Credit facility fees and other interest expense	724	347
Total interest expense	$28,804	$22,017
Contractual interest on Senior Notes in the three months ended March 31, 2016 includes $6.6 million of interest expense related to the 2025 Senior Notes which were issued in March 2015.
Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$1,065	$(7,019)
Interest income	1,042	259
Other, net	1,014	1,205
Total non-operating income (loss), net	$3,121	$(5,555)
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price.
Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Income tax expense	$33,628	$28,427
Effective tax rate	24%	24%
The effective tax rate for the three months ended March 31, 2016 and 2015 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes.
Deferred tax liabilities as of March 31, 2016 reflect the use of a portion of U.S. foreign tax credits during the three months ended March 31, 2016, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2016 and our 2015 Form 10-K, which was filed on February 19, 2016, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We are a global provider of domain name registry services and Internet security, enabling Internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key Internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and the operation of the root zone maintainer function for the core of the Internet’s DNS. Our product suite also includes Security Services, consisting of DDoS Protection Services, iDefense Services, and Managed DNS Services.
As of March 31, 2016, we had approximately 142.5 million names in the domain name base for .com and .net, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of Internet access, as well as marketing activities carried out by us and third-party registrars. Growth in the number of domain names under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the Internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of Internet users, and how they navigate the Internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals. Revenues from Security Services are not significant in relation to our consolidated revenues.
Business Highlights and Trends

•	We recorded revenues of $281.9 million during the three months ended March 31, 2016. This represents an increase of 9% as compared to the same period in 2015.

•	We recorded operating income of $166.8 million during the three months ended March 31, 2016. This represents an increase of 16% as compared to the same period in 2015.

•
We added 2.7 million net new names during the first quarter, ending with 142.5 million names in the domain name base for .com and .net, which represents a 7% increase over the base at the end of the first quarter in 2015.

•	During the three months ended March 31, 2016, we processed 10.0 million new domain name registrations for .com and .net as compared to 8.7 million for the same period in 2015.

•
The final .com and .net renewal rate for the fourth quarter of 2015 was 73.3% compared with 72.5% for the same quarter in 2014. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
On February 11, 2016, the Board of Directors authorized the repurchase of $611.2 million of our common stock, in addition to the $388.8 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

•
During the three months ended March 31, 2016, we repurchased 1.8 million shares of our common stock under the share repurchase program for $149.9 million. As of March 31, 2016, $915.8 million remained available for further repurchases under our share repurchase program.

•	Through April 27, 2016, we repurchased an additional 0.5 million shares for $44.4 million under our share repurchase program.

•	We generated cash flows from operating activities of $143.6 million during the three months ended March 31, 2016, an increase from $132.7 million in the same period last year.

•	On February 1, 2016, the annual fee for a .net domain name registration increased from $6.79 to $7.46 per our agreement with ICANN.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2016	2015
Revenues	100%	100%
Costs and expenses:
Cost of revenues	18	19
Sales and marketing	7	8
Research and development	6	7
General and administrative	10	10
Total costs and expenses	41	44
Operating income	59	56
Interest expense	(10)	(9)
Non-operating income (loss), net	1	(2)
Income before income taxes	50	45
Income tax expense	(12)	(12)
Net income	38%	33%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, as well as marketing activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $6.18 to $6.79 on February 1, 2015, and from $6.79 to $7.46 on February 1, 2016. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
Revenues	$281,876	9%	$258,422
The following table compares domain name base for .com and .net managed by our Registry Services business:

	March 31, 2016	% Change	March 31, 2015
Domain name base for .com and .net	142.5 million	7%	133.0 million
Revenues increased by $23.5 million during the three months ended March 31, 2016, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase in revenues from the operation of the registries for the .com and .net TLDs was driven by a 7% increase in the domain name base for .com and .net and an increase in the .net domain name registration fees in February 2015 and 2016.
Growth in the domain name base has been primarily driven by continued Internet growth and marketing activities carried out by us and third-party registrars. During the second half of 2015 and the first quarter of 2016 we experienced an increased volume of new domain name registrations primarily from our registrars in China.  The volume of these new registrations has been inconsistent and periodic compared to prior periods, and by the end of the first quarter of 2016, reverted back to a more normalized registration pace. However, ongoing economic uncertainty, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in Internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will manage their investment in domain names, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2016 and beyond.
We expect revenues will continue to increase in the remainder of 2016, as a result of the increased volume of domain registrations during recent quarters, and increases in the .net domain name registration fees in February 2015 and 2016.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries including Canada, Australia and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
U.S.	$164,042	4%	$157,508
EMEA	50,956	8%	47,006
China	31,199	75%	17,878
Other	35,679	(1)%	36,030
Total revenues	$281,876		$258,422
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues continued to grow in the more mature markets of the U.S. and EMEA, China saw the highest growth rate for the three months ended March 31, 2016 due to the increased volume of new registrations during the second half of 2015 and the first quarter of 2016.

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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
Cost of revenues	$50,582	5%	$48,353
Cost of revenues increased by $2.2 million during the three months ended March 31, 2016, as compared to the same period last year, primarily due to a $1.8 million increase in salary and employee benefits expenses. Salary and employee benefits expenses increased primarily due to an increase in average headcount and an increase in bonus expenses.
We expect cost of revenues as a percentage of revenues to decrease slightly during the remainder of 2016 compared to the three months ended March 31, 2016.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
Sales and marketing	$20,027	(11)%	$22,382
Sales and marketing expenses decreased by $2.4 million during the three months ended March 31, 2016, as compared to the same period last year, primarily due to a decrease in advertising and consulting expenses. Advertising and consulting expenses decreased primarily due to the timing of our registry channel marketing programs and a decrease in expenses related to our Security Services business.
We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2016 compared to the three months ended March 31, 2016 as the volume of marketing initiatives increases. We expect sales and marketing expenses as a percent of revenues for full year 2016 to be at comparable levels to 2015.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
Research and development	$16,743	(2)%	$17,152
Research and development expenses remained consistent during the three months ended March 31, 2016, as compared to the same period last year.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2016 compared to the three months ended March 31, 2016.

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
A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
General and administrative	$27,757	6%	$26,298
General and administrative expenses increased by $1.5 million during the three months ended March 31, 2016, as compared to the same period last year, primarily due to a $3.3 million increase in salary and employee benefits expenses, including stock-based compensation expenses, partially offset by a $2.0 million expense for certain non-income related taxes in 2015. Salary and employee benefits expenses increased by $2.1 million primarily due to annual salary increases and bonus expenses. Stock-based compensation expenses increased as a result of greater total value of RSUs granted in 2015 and 2016.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2016 compared to the three months ended March 31, 2016.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on Senior Notes	15,235	9,037
Amortization of debt discount on the Subordinated Convertible Debentures	2,689	2,477
Credit facility fees and other interest expense	724	347
Total interest expense	$28,804	$22,017
Contractual interest on Senior Notes increased during the three months ended March 31, 2016 due to $6.6 million of interest expense related to the 2025 Senior Notes which were issued in March 2015. We expect interest expense to remain consistent during the remainder of 2016 as compared to the three months ended March 31, 2016.
Non-operating income (loss), net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$1,065	$(7,019)
Interest income	1,042	259
Other, net	1,014	1,205
Total non-operating income (loss), net	$3,121	$(5,555)
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price.

Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Income tax expense	$33,628	$28,427
Effective tax rate	24%	24%
The effective tax rate for the three months ended March 31, 2016 and 2015 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes.
Liquidity and Capital Resources

	March 31,	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$234,025	$228,659
Marketable securities	1,661,804	1,686,771
Total	$1,895,829	$1,915,430
As of March 31, 2016, our principal source of liquidity was $234.0 million of cash and cash equivalents and $1.7 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of March 31, 2016, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of March 31, 2016, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of March 31, 2016, we had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of March 31, 2016, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of March 31, 2016, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the first quarter of 2016. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through June 30, 2016. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.

On February 15, 2016, we paid contingent interest of $6.5 million in addition to the normal coupon interest on our Subordinated Convertible Debentures. In February 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period from February 15, 2016 through August 15, 2016. On August 15, 2016, we will pay contingent interest of $6.8 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of August 1, 2016. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.

We derive significant tax savings from the Subordinated Convertible Debentures.  During the three months ended March 31, 2016 and 2015, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures, excluding contingent interest, was $43.9 million and $41.2 million, respectively, compared to coupon interest expense of $10.2 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
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
In summary, our cash flows for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$143,626	$132,669
Net cash provided by investing activities	19,697	51,155
Net cash (used in) provided by financing activities	(158,258)	330,263
Effect of exchange rate changes on cash and cash equivalents	301	184
Net increase in cash and cash equivalents	$5,366	$514,271
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the three months ended March 31, 2016, primarily due to an increase in cash collected from customers, partially offset by an increase in cash paid to employees and vendors and cash paid for interest. Cash received from customers increased primarily due to an increase in the number of new and renewal domain name registrations during the three months ended March 31, 2016, and the increases in the .net domain name registration fees in February 2016. Payments to employees and vendors increased primarily due to a slight increase in general operating expenses and the timing of payments. Cash paid for interest increased due to higher contingent interest related to the Subordinated Convertible Debentures.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The decrease in cash flows provided by investing activities was primarily due to lower proceeds from sales and maturities of marketable securities, net of purchases, during the first quarter of 2016, compared to the same period in 2015, partially offset by a decrease in purchases of property and equipment and other investing activities.

Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, our employee stock purchase plan, and excess tax benefits from stock-based compensation.
The change in cash (used in) provided by financing activities during the three months ended March 31, 2016 was primarily due to a decrease in proceeds from borrowings as we issued the senior notes in March 2015, partially offset by a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Pricing. Under the terms of the Cooperative Agreement with the DOC and the .com Registry Agreement with ICANN, we are generally restricted from increasing the price of registrations or renewals of .com domain names except that we are entitled to increase the price up to 7%, with the prior approval of the DOC, due to the imposition of any new Consensus Policies or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain that such circumstances will arise, or if they do, that the DOC will approve our request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate that market conditions no longer warrant such restrictions. However, it is uncertain that such circumstances will arise, or if they do, that the DOC will agree to the removal of these pricing restrictions. In connection with a renewal of the .com Registry Agreement, we can seek an increase of the price for .com domain name registrations. Regardless of whether we seek such an increase, there can be no assurance of the price that DOC will approve in connection with a renewal of the .com Registry Agreement. Under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of registrations and renewals in these TLDs up to 10% per year. Additionally, ICANN’s registry agreements for the new gTLDs do not contain such pricing restrictions.
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
Termination or non-renewal. Under the Cooperative Agreement (as amended) the DOC must approve any renewal or extension of the .com Registry Agreement. The DOC, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. Any failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2018 would have a material adverse effect on our business. Under certain circumstances, ICANN could terminate or refuse to renew one or more of our Registry Agreements including those for .com, .net, and our other gTLDs. See the “Industry Regulation” section in Part I, Item 1 of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on February 19, 2016, for further information on these circumstances.

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
Application of new and existing laws and regulations in the U.S. or overseas to the Internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations, and begin to enforce existing regulations, that will require registry operators to, among other things, obtain a government-issued license in order to provide Registry Services to registrars located in the PRC.  The regulations could impose additional costs on our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC.  While we have submitted applications for .com and .net TLDs to the government of the PRC to obtain the licenses required by the regulations, there can be no assurance that we will obtain the licenses or obtain the licenses in a timely manner. Our failure to obtain the licenses or other delay in obtaining the licenses, including delays potentially imposed by ICANN, could result in restrictions, up to and including, a prohibition on the sale of our Registry Services to registrars located in the PRC. In addition to registry operators, the regulations will require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Their failure to obtain the required licenses could also impact the growth of our business in the PRC.
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling, counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
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
Undetected or unknown defects in our service, security breaches, and DDoS attacks could expose us to liability and harm our business and reputation.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical Internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical hardware and software to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader Internet community. Further, we sell DDoS protection services to our Security Services customers. Although we increase our knowledge of and develop new techniques in the identification and mitigation of attacks through the protection of our Security Services customers, the DDoS protection services share some of the infrastructure used in our Registry Services business. Therefore the provision of such services might expose our critical Registry Services infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any directed specifically against us and our networks.
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
Role of ICANN. ICANN plays a central coordination role in the multi-stakeholder system. ICANN is mandated by the non-binding Affirmation of Commitments (“AOC”) between the DOC and ICANN to uphold a private sector-led multi-stakeholder approach to Internet governance for the public benefit. If ICANN fails to uphold or significantly redefines the multi-stakeholder model, it could harm our business and our relationship with ICANN. Additionally, the AOC could be terminated or replaced with a different agreement between ICANN and some other authority which may establish new or different procedures for Internet governance that may be unfavorable to us. Also, legal, regulatory or other challenges could be brought challenging the legal authority underlying the roles and actions of ICANN.
Role of foreign governments. Some governments and members of the multi-stakeholder community have questioned ICANN’s role with respect to Internet governance and, as a result, could seek a multilateral oversight body as a replacement. Additionally, the role of ICANN’s Governmental Advisory Committee, which is comprised of representatives of national governments, could change, giving governments more control of Internet governance. For example, the AOC has established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to us. Some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS.

Role of the U.S. Government. The U.S. Government through the NTIA coordinates the management of important aspects of the DNS including the IANA functions and the root zone. On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. The NTIA is also coordinating a related and parallel transition of related root zone management functions. These related root zone management functions involve our role as Root Zone Maintainer under the Cooperative Agreement. At NTIA’s request, we submitted a proposal with ICANN to NTIA as to how best to remove NTIA’s administrative role associated with root zone maintenance in a manner that maintains the security, stability and resiliency of the Internet’s domain name system. We have performed the Root Zone Maintainer function as a community service spanning three decades without compensation at the request of the DOC under the Cooperative Agreement. While it is uncertain how the transition of oversight of the IANA functions and related root zone management functions will affect our role as Root Zone Maintainer, it is anticipated that performance of the root zone maintainer function would be conducted by us under a new root zone maintenance agreement with ICANN once our root zone maintainer function obligations under the Cooperative Agreement are completed. Although our Root Zone Maintainer function is separate from our Registry Agreements, there can be no assurance that the transition of the IANA functions, the transition of the related root zone management functions, and associated transition processes will not negatively impact our business.
As a result of these and other risks, Internet governance may change in ways that could materially harm our Registry Services business. For example, after the transition, if we perform the root zone maintainer function under a new agreement, we may be subject to claims challenging the agreement and we may not have immunity from or sufficient indemnification for such claims. If another party is designated to perform the Root Zone Maintainer function, there could be new or increased risks in availability, integrity and publication of the root zone file, which is critical to the operation of the DNS and our operation of our TLDs, including .com. Additionally, it may become more difficult for us to introduce new services in our Registry Services business and we could also be subject to additional restrictions on how our business is conducted, or to fees or taxes applicable to this business, which may not be equally applicable to our competitors.
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
Additionally, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by Verisign or the IANA functions operator to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other Internet users and consumers of the DNS, which could have a material adverse impact on our business.
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

Some domain name registrants use a domain name to access or disseminate information, conduct ecommerce, and develop an online identity. Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser, the use of an app on their smart phone or mobile device, the use of a voice recognition technology such as Siri, Cortana, or Echo, or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet users’ preferences or practices shift away from recognizing and relying on web addresses for navigation through the use of new and existing technologies; (iii) Internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; or (iv) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names registered by us could decrease. This may trigger current customers and parties in our target markets to reevaluate their need for registration or renewal of domain names.
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
We target many new, developing and emerging markets to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional Internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of products and services based upon technologies other than those we use, which are substitutes for our products and services;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular the use of alternative Internet navigation mechanisms other than web browsers;

•	increasing cyber threats and the associated customer need and demand for our Security Services offerings;

•	government regulations affecting Internet access and availability, domain name registrations or the provision of registry services, or e-commerce and telecommunications over the Internet;

•	preference by markets for the use of their own country’s ccTLDs as a substitute or alternative to our TLDs; and

•	increased acceptance and use of new gTLDs as substitutes for legacy gTLDs.
If the market for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business could be materially harmed.
We may face operational and other risks from the introduction of new gTLDs by ICANN and our provision of back-end registry services.
Approximately 1,000 new gTLDs have already been delegated in this initial round of new gTLDs. ICANN plans on offering a second round of new gTLDs after the completion of the initial round, the timing of which is uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and reiterated in our further publications since then, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. It is anticipated that as additional new gTLDs are delegated more domain name collisions and associated security issues will occur.
We have entered into agreements to provide back-end registry services to other registry operators and applicants for new gTLDs. We may face risks regarding ICANN requirements for mitigating name collisions in the new gTLDs which we operate or for which we provide back-end registry services. For example, the possibility exists that “controlled interruption” periods may disrupt network services or that privacy or secure communications may be impacted as a result of insufficient preparedness by ICANN and the community for the launch of new gTLDs.
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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a Web presence. We have applied for new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be any more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the Internet.
See the “Competition” section in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on February 19, 2016, for further information.
We must establish and maintain strong relationships with registrars and their resellers to maintain their focus on marketing our products and services otherwise our Registry Service business could be harmed.
One registrar accounts for approximately 30% of our revenues. All of our domain name registrations occur through registrars. Registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers not only sell domain name registrations of other competing registries but also sell and support their own services for websites such as email, website hosting, as well as other services. To the extent that registrars and their resellers focus more on selling support services and less on the registration and renewal of our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling our TLDs as opposed to other competing TLDs or their own services, our business could be harmed.

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
A failure in the operation or update of the root zone servers, the root zone file, the root zone management system, the TLD name servers, or the TLD zone files that we operate, or other network functions, could result in a DNS resolution or other service outage or degradation; the deletion of one or more TLDs from the Internet; the deletion of one or more second-level domain names from the Internet for a period of time; or a misdirection of a domain name to a different server. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or maintain domain names for a period of time. In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. Any of these problems or outages could create potential liability, including liability arising from a  failure to meet our service level agreements in our Registry Agreements, and could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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
Our success depends in part on our internally developed technologies and related intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to some of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.
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
We are exploring a variety of possible strategic initiatives which may include, among other things, the investment in, and the pursuit of, new revenue streams, services or products, changes to our offerings, initiatives to leverage our patent portfolio, our Security Services business, back-end registry services and IDN gTLDs. In addition, we have evaluated and are pursuing and will continue to evaluate and pursue acquisitions of TLDs that are currently in operation and those that have not yet been awarded as long as they support our growth strategy.
Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel; possible regulatory scrutiny or third-party claims; possible material adverse effects on our results of operations during and after the development process; our possible inability to achieve the intended objectives of the initiative; as well as damage to our reputation if we are unsuccessful in pursuing a strategic initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net, .name and other TLDs, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review or ICANN determines that such a review is required, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all. Any strategic initiative to leverage our patent portfolio will likely increase litigation risks from potential licensees and we may have to resort to litigation to enforce our intellectual property rights.
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
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. For example, we claimed a worthless stock deduction on our 2013 federal income tax return and recorded a net income tax benefit of $380.1 million. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
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
As of March 31, 2016, we had $1.9 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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

•	vacancies on our Board can be filled until the next annual meeting of stockholders by a majority of directors then in office; and

•	our Board has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.
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
As of March 31, 2016, we had one billion authorized common shares, of which 108.9 million shares were outstanding. In addition, of our authorized common shares, 12.8 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2016	565	$78.87	565	$409.9	million
February 1 – 29, 2016	326	$76.11	326	$996.3	million
March 1 – 31, 2016	918	$87.75	918	$915.8	million
	1,809		1,809
(1) Effective February 11, 2016, our Board of Directors authorized the repurchase of approximately $611.2 million of our common stock, in addition to the $388.8 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

3.02	Bylaws of VeriSign, Inc.

10.01	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement. +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates a management contract or compensatory plan or arrangement.
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

Date: April 28, 2016	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 28, 2016	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer