Form 10-Q
period 2016-06-30
VERISIGN INC/CA
filed 2016-07-28
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Registrant’s telephone number, including area code: (703) 948-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES   ☒     NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 22, 2016
Common stock, $.001 par value	106,766,527

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$170,966	$228,659
Marketable securities	1,736,030	1,686,771
Accounts receivable, net	15,086	12,638
Other current assets	22,573	39,856
Total current assets	1,944,655	1,967,924
Property and equipment, net	277,942	295,570
Goodwill	52,527	52,527
Deferred tax assets	13,205	17,361
Other long-term assets	25,844	24,355
Total long-term assets	369,518	389,813
Total assets	$2,314,173	$2,357,737
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$144,361	$188,171
Deferred revenues	699,456	680,483
Subordinated convertible debentures, including contingent interest derivative	632,308	634,326
Total current liabilities	1,476,125	1,502,980
Long-term deferred revenues	288,232	280,859
Senior notes	1,236,272	1,235,354
Deferred tax liabilities	326,112	294,194
Other long-term tax liabilities	114,762	114,797
Total long-term liabilities	1,965,378	1,925,204
Total liabilities	3,441,503	3,428,184
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:323,941 at June 30, 2016 and 322,990 at December 31, 2015; Outstanding shares:107,180 at June 30, 2016 and 110,072 at December 31, 2015	324	323
Additional paid-in capital	17,279,468	17,558,822
Accumulated deficit	(18,404,933)	(18,625,599)
Accumulated other comprehensive loss	(2,189)	(3,993)
Total stockholders’ deficit	(1,127,330)	(1,070,447)
Total liabilities and stockholders’ deficit	$2,314,173	$2,357,737

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$286,466	$262,539	$568,342	$520,961
Costs and expenses:
Cost of revenues	48,753	48,221	99,335	96,574
Sales and marketing	19,757	24,329	39,784	46,711
Research and development	14,288	16,347	31,031	33,499
General and administrative	27,401	24,677	55,158	50,975
Total costs and expenses	110,199	113,574	225,308	227,759
Operating income	176,267	148,965	343,034	293,202
Interest expense	(28,859)	(28,503)	(57,663)	(50,520)
Non-operating income (loss), net	1,709	3,201	4,830	(2,354)
Income before income taxes	149,117	123,663	290,201	240,328
Income tax expense	(35,907)	(30,652)	(69,535)	(59,079)
Net income	113,210	93,011	220,666	181,249
Realized foreign currency translation adjustments, included in net income	85	(291)	85	(291)
Unrealized gain on investments	851	147	1,786	234
Realized gain on investments, included in net income	(1)	(69)	(67)	(73)
Other comprehensive income (loss)	935	(213)	1,804	(130)
Comprehensive income	$114,145	$92,798	$222,470	$181,119

Earnings per share:
Basic	$1.05	$0.80	$2.03	$1.56
Diluted	$0.87	$0.70	$1.68	$1.36
Shares used to compute earnings per share
Basic	108,067	115,656	108,829	116,394
Diluted	130,588	133,251	131,084	133,546
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$220,666	$181,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	29,417	31,620
Stock-based compensation	22,891	22,129
Excess tax benefit associated with stock-based compensation	(12,708)	(11,366)
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(971)	4,311
Payment of contingent interest	(6,544)	(5,225)
Amortization of debt discount and issuance costs	6,590	5,941
Other, net	(1,414)	(1,099)
Changes in operating assets and liabilities
Accounts receivable	(2,798)	(1,018)
Prepaid expenses and other assets	15,430	7,369
Accounts payable and accrued liabilities	(28,653)	(4,778)
Deferred revenues	26,346	41,247
Net deferred income taxes and other long-term tax liabilities	36,039	37,245
Net cash provided by operating activities	304,291	307,625
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,056,607	1,283,367
Purchases of marketable securities	(2,101,863)	(1,747,025)
Purchases of property and equipment	(13,458)	(21,891)
Other investing activities	206	(3,736)
Net cash used in investing activities	(58,508)	(489,285)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	8,084	9,014
Repurchases of common stock	(324,235)	(335,885)
Proceeds from borrowings, net of issuance costs	—	492,237
Excess tax benefit associated with stock-based compensation	12,708	11,366
Net cash (used in) provided by financing activities	(303,443)	176,732
Effect of exchange rate changes on cash and cash equivalents	(33)	606
Net decrease in cash and cash equivalents	(57,693)	(4,322)
Cash and cash equivalents at beginning of period	228,659	191,608
Cash and cash equivalents at end of period	$170,966	$187,286
Supplemental cash flow disclosures:
Cash paid for interest	$57,636	$42,839
Cash paid for income taxes, net of refunds received	$13,994	$14,342
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Comprehensive Income. This change may lead to increased volatility in the provision for income taxes. There are different transition methods for different aspects of the standard. The new standard will be effective for the Company on January 1, 2017 with early adoption permitted. The Company is evaluating the timing of adoption, transition methods and the effect that this ASU will have on its consolidated financial statements and related disclosures.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30,	December 31,
	2016	2015
	(In thousands)
Cash	$37,588	$99,027
Money market funds	141,209	137,593
Time deposits	3,932	4,007
Debt securities issued by the U.S. Treasury	1,733,258	1,685,882
Equity securities of public companies	2,772	890
Total	$1,918,759	$1,927,399

Included in Cash and cash equivalents	$170,966	$228,659
Included in Marketable securities	$1,736,030	$1,686,771
Included in Other long-term assets (Restricted cash)	$11,763	$11,969
The fair value of the debt securities held as of June 30, 2016 was $1.7 billion, including less than $0.6 million of gross and net unrealized gains. All of the debt securities held as of June 30, 2016 are scheduled to mature in less than one year.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of June 30, 2016:
Assets:
Investments in money market funds	$141,209	$141,209	$—	$—
Debt securities issued by the U.S. Treasury	1,733,258	1,733,258	—	—
Equity securities of public companies	$2,772	$2,772	$—	$—
Foreign currency forward contracts (1)	563	—	563	—
Total	$1,877,802	$1,877,239	$563	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$22,611	$—	$—	$22,611
Foreign currency forward contracts (2)	65	—	65	—
Total	$22,676	$—	$65	$22,611
As of December 31, 2015:
Assets:
Investments in money market funds	$137,593	$137,593	$—	$—
Debt securities issued by the U.S. Treasury	1,685,882	1,685,882	—	—
Equity securities of public companies	890	890	—	—
Foreign currency forward contracts (1)	230	—	230	—
Total	$1,824,595	$1,824,365	$230	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$30,126	$—	$—	$30,126
Foreign currency forward contracts (2)	164	—	164	—
Total	$30,290	$—	$164	$30,126

(1)	Included in Other current assets

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
 The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of June 30, 2016, the valuation of the contingent interest derivative assumed a volatility rate of approximately 26% and a credit spread of approximately 6%. The fair value of the contingent interest derivative would not have significantly changed using a volatility rate of either 21% or 31%, or a credit spread of either 5% or 7%.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Beginning balance	$22,517	$28,549	$30,126	$26,755
Payment of contingent interest	—	—	(6,544)	(5,225)
Unrealized loss (gain)	94	(2,708)	(971)	4,311
Ending balance	$22,611	$25,841	$22,611	$25,841
On February 15, 2016, the Company paid contingent interest of $6.5 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2016. In February 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period ending in August 2016. On August 15, 2016, the Company will pay contingent interest of $6.8 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of August 1, 2016. The $6.8 million contingent interest payable in August 2016 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of June 30, 2016.
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2016, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $3.1 billion as of June 30, 2016. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $761.3 million and $512.8 million, respectively, as of June 30, 2016. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	$18,194	$14,823
Income tax receivables	2,104	23,098
Other	2,275	1,935
Total other current assets	$22,573	$39,856
The Income tax receivables as of December 31, 2015 primarily consists of the remaining U.S. federal income tax overpayment from prior years. As of June 30, 2016, substantially all of the remaining overpayment has been used to offset current year income taxes.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Accounts payable	$17,661	$23,298
Accrued employee compensation	40,118	51,851
Customer deposits, net	39,558	48,307
Interest Payable	27,701	27,701
Income taxes payable and other tax liabilities	4,485	16,943
Other accrued liabilities	14,838	20,071
Total accounts payable and accrued liabilities	$144,361	$188,171

Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2015, was paid during the six months ended June 30, 2016. Income taxes payable and other tax liabilities decreased in the six months ended June 30, 2016 as a result of payments made for income taxes in certain non-U.S. jurisdictions. Interest payable includes coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes.
Note 5. Stockholders’ Deficit
On February 11, 2016, the Company’s Board of Directors authorized the repurchase of approximately $611.2 million of its common stock, in addition to the $388.8 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2016 the Company repurchased 1.7 million and 3.5 million shares of its common stock, respectively, at an average stock price of $86.46 and $84.63, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2016 was $149.9 million and $299.8 million, respectively. As of June 30, 2016, $765.9 million remained available for further repurchases under the share repurchase program.
During the six months ended June 30, 2016, the Company placed 0.3 million shares, at an average stock price of $80.92, and for an aggregate cost of $24.4 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 216.8 million shares of its common stock for an aggregate cost of $7.8 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Weighted-average shares of common stock outstanding	108,067	115,656	108,829	116,394
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Convertible Debentures	21,872	16,973	21,472	16,392
Unvested RSUs, stock options, and ESPP	649	622	783	760
Shares used to compute diluted earnings per share	130,588	133,251	131,084	133,546
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
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$1,747	$1,741	$3,588	$3,480
Sales and marketing	1,457	1,818	3,090	3,117
Research and development	1,587	1,691	3,290	3,412
General and administrative	6,341	6,751	12,923	12,120
Total stock-based compensation expense	$11,132	$12,001	$22,891	$22,129

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
RSUs	$8,625	$9,210	$17,758	$17,504
Performance-based RSUs	2,285	2,385	4,662	3,838
ESPP	822	1,113	1,670	2,194
Capitalization (Included in Property and equipment, net)	(600)	(707)	(1,199)	(1,407)
Total stock-based compensation expense	$11,132	$12,001	$22,891	$22,129
Note 8. Debt and Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Senior Notes	15,234	15,234	30,469	24,271
Amortization of debt discount on the Subordinated Convertible Debentures	2,744	2,527	5,433	5,004
Credit facility fees and other interest expense	725	586	1,449	933
Total interest expense	$28,859	$28,503	$57,663	$50,520

Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(94)	$2,708	$971	$(4,311)
Interest income	1,522	373	2,564	632
Other, net	281	120	1,295	1,325
Total non-operating income (loss), net	$1,709	$3,201	$4,830	$(2,354)
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price.
Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Income tax expense	$35,907	$30,652	$69,535	$59,079
Effective tax rate	24%	25%	24%	25%
The effective tax rate for the three and six months ended June 30, 2016 and 2015 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes.
Deferred tax liabilities as of June 30, 2016 reflect the use of a portion of U.S. foreign tax credits during the six months ended June 30, 2016, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures.

Note 11. Subsequent Event
Subsequent to June 30, 2016, the Company incurred a commitment to pay approximately $130.0 million for the future assignment of contractual rights, which are subject to third-party consent. The payment is expected to occur during the third quarter of 2016.

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
As of June 30, 2016, we had approximately 143.2 million names in the domain name base for .com and .net, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and third-party registrars. Growth in the number of domain names under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $286.5 million and $568.3 million during the three and six months ended June 30, 2016. This represents an increase of 9%, as compared to the same periods in 2015.

•
We recorded operating income of $176.3 million and $343.0 million during the three and six months ended June 30, 2016. This represents an increase of 18% and 17%, respectively, as compared to the same periods in 2015.

•
We added 0.8 million net new names during the second quarter, ending with 143.2 million names in the domain name base for .com and .net, which represents a 7% increase over the base at the end of the second quarter in 2015.

•	During the three months ended June 30, 2016, we processed 8.6 million new domain name registrations for .com and .net as compared to 8.7 million for the same period in 2015.

•
The final .com and .net renewal rate for the first quarter of 2016 was 74.4% compared with 73.4% for the same quarter in 2015. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended June 30, 2016, we repurchased 1.7 million shares of our common stock under the share repurchase program for $149.9 million. As of June 30, 2016, $765.9 million remained available for further repurchases under our share repurchase program.

•	Through July 27, 2016, we repurchased an additional 0.5 million shares for $42.3 million under our share repurchase program.

•	We generated cash flows from operating activities of $304.3 million during the six months ended June 30, 2016, compared to $307.6 million in the same period last year.

•	On July 28, 2016, we announced an increase in the annual fee for the .net domain name registration from $7.46 to $8.20, effective February 1, 2017, per our agreement with ICANN.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	17.0	18.4	17.5	18.5
Sales and marketing	6.9	9.3	7.0	9.0
Research and development	5.0	6.2	5.5	6.4
General and administrative	9.6	9.4	9.7	9.8
Total costs and expenses	38.5	43.3	39.7	43.7
Operating income	61.5	56.7	60.3	56.3
Interest expense	(10.1)	(10.9)	(10.1)	(9.7)
Non-operating income (loss), net	0.6	1.2	0.8	(0.5)
Income before income taxes	52.0	47.0	51.0	46.1
Income tax expense	(12.5)	(11.7)	(12.2)	(11.3)
Net income	39.5%	35.3%	38.8%	34.8%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and third-party registrars. We increased the annual fee for a .net domain name registration from $6.18 to $6.79 on February 1, 2015, and from $6.79 to $7.46 on February 1, 2016. On July 28, 2016, we announced an increase in the annual fee for the .net domain name registration from $7.46 to $8.20, effective February 1, 2017. The annual fee for a .com domain name registration is fixed at $7.85 for the duration of the current .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.

Revenues from Security Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Revenues	$286,466	9%	$262,539	$568,342	9%	$520,961
The following table compares domain name base for .com and .net managed by our Registry Services business:

	June 30, 2016	% Change	June 30, 2015
Domain name base for .com and .net	143.2 million	7%	133.5 million
Revenues increased by $23.9 million and $47.4 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase in revenues from the operation of the registries for the .com and .net TLDs was driven by a 7% increase in the domain name base for .com and .net and an increase in the .net domain name registration fees in February 2015 and 2016.
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
We expect revenues to remain consistent in the second half of 2016, as compared to the six months ended June 30, 2016.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries including Canada, Australia and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
U.S.	$165,756	4%	$159,208	$329,799	4%	$316,716
EMEA	52,710	9%	48,233	103,665	9%	95,239
China	32,727	71%	19,092	63,926	73%	36,969
Other	35,273	(2)%	36,006	70,952	(2)%	72,037
Total revenues	$286,466		$262,539	$568,342		$520,961
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues continued to grow in the more mature markets of the U.S. and EMEA, China saw the highest growth rate for both the three and six months ended June 30, 2016 due to the increased volume of new registrations during the second half of 2015 and the first quarter of 2016.

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
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Cost of revenues	$48,753	1%	$48,221	$99,335	3%	$96,574
Cost of revenues expenses remained consistent during the three months ended June 30, 2016, as compared to the same period last year.
Cost of revenues increased by $2.8 million during the six months ended June 30, 2016, as compared to the same period last year, primarily due to a $3.4 million increase in salary and employee benefits expenses. Salary and employee benefits expenses increased primarily due to an increase in average headcount and an increase in bonus expenses.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2016 compared to the six months ended June 30, 2016.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Sales and marketing	$19,757	(19)%	$24,329	$39,784	(15)%	$46,711
Sales and marketing expenses decreased by $4.6 million during the three months ended June 30, 2016, as compared to the same period last year, primarily due to a $3.3 million decrease in advertising and consulting expenses. Advertising and consulting expenses decreased primarily due to the timing of marketing programs for our Registry Services business and a decrease in expenses related to our Security Services business.
Sales and marketing expenses decreased by $6.9 million during the six months ended June 30, 2016, as compared to the same period last year, primarily due to a $5.5 million decrease in advertising and consulting expenses. Advertising and consulting expenses decreased primarily due to the timing of marketing programs for our Registry Services business and a decrease in expenses related to our Security Services business.
We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2016 compared to the six months ended June 30, 2016 as the volume of marketing initiatives increases. We expect sales and marketing expenses as a percent of revenues for full year 2016 to be at comparable levels to 2015.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Research and development	$14,288	(13)%	$16,347	$31,031	(7)%	$33,499

Research and development expenses decreased by $2.1 million during the three months ended June 30, 2016, as compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses and allocated overhead expenses resulting from a reduction in headcount.
Research and development expenses decreased by $2.5 million during the six months ended June 30, 2016, as compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses and allocated overhead expenses resulting from a reduction in headcount.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2016 compared to the six months ended June 30, 2016.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
General and administrative	$27,401	11%	$24,677	$55,158	8%	$50,975
General and administrative expenses increased by $2.7 million during the three months ended June 30, 2016, as compared to the same period last year, primarily due to a $1.6 million increase in legal expenses and a $1.4 million increase in salary and employee benefits expenses. Legal expenses increased primarily due to an increase in services performed by external legal counsel. Salary and employee benefits expenses increased primarily due to increases in bonus expenses and average headcount.
General and administrative expenses increased by $4.2 million during the six months ended June 30, 2016, as compared to the same period last year, primarily due to a $3.4 million increase in salary and employee benefits expenses, and a $2.3 million increase in legal expenses, partially offset by a $1.4 million decrease in depreciation expenses. Salary and employee benefits expenses increased primarily due to increases in bonus expenses and headcount. Legal expenses increased due to an increase in services performed by external legal counsel. Depreciation expense decreased due to a decrease in capital expenditures in recent years.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2016 compared to the six months ended June 30, 2016.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Senior Notes	15,234	15,234	30,469	24,271
Amortization of debt discount on the Subordinated Convertible Debentures	2,744	2,527	5,433	5,004
Credit facility fees and other interest expense	725	586	1,449	933
Total interest expense	$28,859	$28,503	$57,663	$50,520
Contractual interest on Senior Notes increased during the six months ended June 30, 2016 due to a $6.2 million increase in interest expense related to the 2025 Senior Notes which were issued in March 2015. We expect interest expense to remain consistent during the remainder of 2016 as compared to the six months ended June 30, 2016.

Non-operating income (loss), net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(94)	$2,708	$971	$(4,311)
Interest income	1,522	373	2,564	632
Other, net	281	120	1,295	1,325
Total non-operating income (loss), net	$1,709	$3,201	$4,830	$(2,354)
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income increased during both the three and six months ended June 30, 2016 primarily due to an increase in interest rates and a higher average invested balance.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Income tax expense	$35,907	$30,652	$69,535	$59,079
Effective tax rate	24%	25%	24%	25%
The effective tax rate for the three and six months ended June 30, 2016 and 2015 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes.

Liquidity and Capital Resources

	June 30,	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$170,966	$228,659
Marketable securities	1,736,030	1,686,771
Total	$1,906,996	$1,915,430
As of June 30, 2016, our principal source of liquidity was $171.0 million of cash and cash equivalents and $1.7 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of June 30, 2016, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of June 30, 2016, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of June 30, 2016, we had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of June 30, 2016, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of June 30, 2016, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the second quarter of 2016. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through September 30, 2016. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
On February 15, 2016, we paid contingent interest of $6.5 million in addition to the normal coupon interest on our Subordinated Convertible Debentures. In February 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period ending in August 2016. On August 15, 2016, we will pay contingent interest of $6.8 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of August 1, 2016. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.
We derive significant tax savings from the Subordinated Convertible Debentures.  During the first half of 2016 and 2015, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures, excluding contingent interest, was $87.7 million and $82.4 million, respectively, compared to coupon interest expense of $20.3 million for each of the same periods. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
Subsequent to June 30, 2016, we incurred a commitment to pay approximately $130.0 million for the future assignment of contractual rights, which are subject to third-party consent. The payment is expected to occur during the third quarter of 2016.
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
In summary, our cash flows for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$304,291	$307,625
Net cash used in investing activities	(58,508)	(489,285)
Net cash (used in) provided by financing activities	(303,443)	176,732
Effect of exchange rate changes on cash and cash equivalents	(33)	606
Net decrease in cash and cash equivalents	$(57,693)	$(4,322)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the six months ended June 30, 2016, primarily due to an increase in cash paid for interest and cash paid to employees and vendors, partially offset by an increase in cash collected from customers. Cash paid for interest increased due to the interest paid on the 2025 Senior Notes and higher contingent interest related to the Subordinated Convertible Debentures. Payments to employees and vendors increased primarily due to the timing of payments. Cash received from customers increased primarily due to an increase in the number of new and renewal domain name registrations during the six months ended June 30, 2016, and the increases in the .net domain name registration fees in February 2016.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The decrease in cash flows used in investing activities was primarily due to a decrease in purchases of marketable securities, net of proceeds from sales and maturities, during the first half of 2016, compared to the same period in 2015, and a decrease in purchases of property and equipment and other investing activities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, our employee stock purchase plan, and excess tax benefits from stock-based compensation.
The change in cash (used in) provided by financing activities during the six months ended June 30, 2016 was primarily due to a decrease in proceeds from borrowings as we issued the 2025 Senior Notes in March 2015, partially offset by a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Termination or non-renewal. Under the Cooperative Agreement (as amended) the DOC must approve any renewal or extension of the .com Registry Agreement. The DOC, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. Any failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2018 would have a material adverse effect on our business. Under certain circumstances, ICANN could terminate or refuse to renew one or more of our Registry Agreements including those for .com, .net, and our other gTLDs. The Company and ICANN completed the drafting of the Root Zone Maintainer Service Agreement (“RZMA”) and the .com Registry Agreement extension amendment (“.com Extension”), which extends the expiration date of the .com Registry Agreement to November 30, 2024 and is intended to coincide with the eight year term of the RZMA. In June 2016, ICANN posted on its website the RZMA for public review and the .com Extension for public comment. We can provide no assurance that the .com Extension or the RZMA will be approved or, if approved, will be in the form described. See the “Industry Regulation” section in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on February 19, 2016, for further information on the Cooperative Agreement and the RZMA.
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
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations, and has begun to enforce existing regulations, that could impose additional costs on our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC. In addition to registry operators, the regulations will require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Their failure to obtain the required licenses could also impact the growth of our business in the PRC.
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
Due to the nature of the internet, it is possible that state or foreign governments might attempt to regulate internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. In addition, as we launch our IDN gTLDs, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, force us to change our business practices or otherwise materially harm our business. In addition, any such new laws could impede growth of or result in a decline in domain name registrations, as well as impact the demand for our services.
Undetected or unknown defects in our service, security breaches, and DDoS attacks could expose us to liability and harm our business and reputation.
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. Performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on internet users and consumers, and third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the root zone servers, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
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

Role of the U.S. Government. The U.S. Government through the NTIA coordinates the management of important aspects of the DNS including the IANA functions and the root zone. On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. The NTIA is also coordinating a related and parallel transition of related root zone management functions. These related root zone management functions involve our role as Root Zone Maintainer under the Cooperative Agreement. At NTIA’s request, we submitted a proposal with ICANN to NTIA as to how best to remove NTIA’s administrative role associated with root zone maintenance in a manner that maintains the security, stability and resiliency of the DNS. We have performed the Root Zone Maintainer function as a community service spanning three decades without compensation at the request of the DOC under the Cooperative Agreement. While it is uncertain how the transition of oversight of the IANA functions and related root zone management functions will affect our role as Root Zone Maintainer, it is anticipated that performance of the root zone maintainer function would be conducted by us under a new Root Zone Maintainer Service Agreement with ICANN once our root zone maintainer function obligations under the Cooperative Agreement are completed. Although our Root Zone Maintainer function is separate from our Registry Agreements, there can be no assurance that the transition of the IANA functions, the transition of the related root zone management functions, and associated transition processes will not negatively impact our business.
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
In addition to harming our Registry Services business, changes to internet governance may make it more difficult for us to introduce new services in our Registry Services business and we could also be subject to additional restrictions on how our business is conducted, or to fees or taxes applicable to this business, which may not be equally applicable to our competitors.
We operate two root zone servers and are contracted to perform the Root Zone Maintainer function. Under ICANN’s New gTLD program, we face increased risk from these operations.
We operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the internet. Under the Cooperative Agreement, we play a key operational role in support of the IANA function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself multiple times daily and distribute it to all root server operators.
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
Additionally, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us or the IANA functions operator to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business.
The evolution of internet practices and behaviors and the adoption of substitute technologies may impact the demand for domain names.
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct ecommerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet as well the motivation of domain name registrants and how they will monetize their investment in domain names can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names following an increase in their value. Adverse changes in the resale value of domain names could result in a decrease in the demand and/or renewal rates for domain names obtained for resale.
Some domain name registrants use a domain name to access or disseminate information, conduct ecommerce, and develop an online identity. Currently, internet users often navigate to a website either by directly typing its domain name into a web browser, the use of an app on their smart phone or mobile device, the use of a voice recognition technology such as Siri, Cortana, or Echo, or through the use of a search engine. If (i) web browser or internet search technologies were to change significantly; (ii) internet users’ preferences or practices shift away from recognizing and relying on web addresses for navigation through the use of new and existing technologies; (iii) internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; or (iv) internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names registered by us could decrease. This may trigger current or prospective customers and parties in our target markets to reevaluate their need for registration or renewal of domain names.
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
We target many new, developing and emerging markets to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of products and services based upon technologies other than those we use, which are substitutes for our products and services;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular the use of alternative internet navigation mechanisms other than web browsers;

•	increasing cyber threats and the associated customer need and demand for our Security Services offerings;

•	government regulations affecting internet access and availability, domain name registrations or the provision of registry services, or e-commerce and telecommunications over the internet;

•	preference by markets for the use of their own country’s ccTLDs as a substitute or alternative to our TLDs; and

•	increased acceptance and use of new gTLDs as substitutes for established gTLDs.
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
Our agreements with ICANN to provide registry services in connection with our new gTLDs, including our IDN gTLDs, and our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors.
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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a web presence. We have applied for new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
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
One registrar accounts for approximately 30% of our revenues. All of our domain name registrations occur through registrars. Registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers not only sell domain name registrations of other competing registries but also sell and support their own services for websites such as email, website hosting, as well as other services. To the extent that registrars and their resellers focus more on selling and supporting other services and less on the registration and renewal of our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling our TLDs as opposed to other competing TLDs or their own services, our business could be harmed.
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
We also license third-party technology that is used in some of our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our Registry Services business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold. In addition, in the U.S. and most other countries’ word marks for TLDs have currently not been successfully registered as trademarks. Accordingly, we may not be able to fully realize or maintain the value of these intellectual property assets.
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
In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in internet-related businesses, including patents related to software and business methods, are uncertain and evolving. Because of the growth of the internet and internet-related businesses, patent applications are continuously being filed in connection with internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.
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
We operate in a unique competitive and highly regulated environment and we depend on the knowledge, experience, and performance of our senior management team and other key employees in this regard and otherwise. We periodically experience changes in our management team. If we are unable to attract, integrate, retain and motivate these key individuals and additional highly skilled technical, sales and marketing, and other experienced employees, and implement succession plans for these personnel, our business may suffer. For example, our service products are highly technical and require individuals skilled and knowledgeable in unique platforms and software implementation.
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
As of June 30, 2016, we had $1.9 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
As of June 30, 2016, we had one billion authorized common shares, of which 107.2 million shares were outstanding. In addition, of our authorized common shares, 12.7 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 – 30, 2016	550	$89.22	550	$866.7	million
May 1 – 31, 2016	576	$85.40	576	$817.5	million
June 1 – 30, 2016	608	$84.95	608	$765.9	million
	1,734		1,734
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

ITEM 5.    OTHER INFORMATION
On July 27, 2016, our Board of Directors amended our Bylaws to implement the changes discussed in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders. The amended Bylaws were effective upon approval by the Board of Directors.
The Bylaws were amended to provide for “proxy access” by eligible stockholders. Specifically, the Bylaws permit a stockholder, or a group of up to twenty stockholders, that has continuously owned at least 3% of the Company’s outstanding stock entitled to vote in the election of directors for at least three years, to nominate and include in the Company’s proxy materials for an annual meeting of stockholders up to the greater of two directors or 20% of the number of the directors then in office provided that the nominating stockholder(s) and nominee(s) satisfy the requirements described in the provision. (Article I, Section 14). As a result of these amendments, if any stockholder intends to include a director nominee in the proxy statement for the Company’s 2017 Annual Meeting of Stockholders, the stockholder must notify the Secretary of the Company in writing and the notice must be delivered to the Secretary at the principal executive office of the Company not earlier than the close of business on November 30, 2016, nor later than the close of business on December 30, 2016. The nomination must otherwise comply with the applicable requirements of the Bylaws.
In addition, the Bylaws were amended to, among other things:

•	Conform the definition of stock ownership used in the provisions on stockholder-requested special meetings to the definition used in the proxy access bylaw. (Article I, Section 2)

•	Clarify the methods for giving notice for meetings of stockholders and Board of Directors meetings. (Article I, Section 4 and Article II, Section 11)

•	Implement majority voting in uncontested director elections with plurality voting retained for contested elections. (Article I, Section 10 and Article II, Section 3)

•	Add provisions requiring all director nominees, regardless of whether nominees are nominated by the Board or a stockholder, to provide certain information and representations. (Article I, Section 12)

•
Include an advance notice provision regarding nominating persons for election to the Board and proposing other business to be considered at annual and special stockholder meetings. For annual meetings, this provision requires a stockholder to provide notice and certain information about the stockholder and the nominee or item of business generally not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the previous year’s annual meeting of stockholders. (Article I, Section 13) As a result of the amendments, if any stockholder intends to nominate a director candidate or propose other business for consideration at the Company’s 2017 Annual Meeting of Stockholders (not including a proposal intended for inclusion in the Company’s proxy statement in accordance with the SEC’s Rule 14a-8 under the Securities Exchange Act of 1934), the stockholder must notify the Secretary of the Company in writing and the notice must be delivered to the Secretary at the principal executive office of the Company not earlier than the close of business on February 9, 2017, nor later than the close of business on March 11, 2017. The notice also must comply with the applicable requirements of the Bylaws.

•
Clarify the Board’s ability to use the methods in Delaware General Corporation Law Section 141(f) when the Board is taking action by unanimous consent in lieu of a meeting, which includes the use of electronic transmission. (Article II, Section 14)

•	Conform provisions relating to Board committees and subcommittees to amendments to the Delaware General Corporation Law set to take effect on August 1, 2016. (Article II, Section 17)

•	Clarify the Board’s ability to delegate authority to officers, employees and agents outside the Bylaws. (Article III, Section 1)

•	Remove inoperative language about stockholder action by written consent without a meeting of stockholders.

•
Other miscellaneous wording changes throughout the document to make corrections, to clarify language and to conform the language in the Bylaws to that of the Certificate or the Delaware General Corporation Law.

This description of the amendments to the Bylaws is qualified in its entirety by reference to the text of the Bylaws filed as Exhibit 3.02 to this Form 10-Q.

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

Date: July 28, 2016	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 28, 2016	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer