Form 10-Q
period 2016-09-30
VERISIGN INC/CA
filed 2016-10-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 21, 2016
Common stock, $.001 par value	104,574,465

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$177,785	$228,659
Marketable securities	1,579,926	1,686,771
Accounts receivable, net	15,767	12,638
Other current assets	21,490	39,856
Total current assets	1,794,968	1,967,924
Property and equipment, net	270,165	295,570
Goodwill	52,527	52,527
Deferred tax assets	12,819	17,361
Deposits to acquire intangible assets	145,000	2,000
Other long-term assets	22,500	22,355
Total long-term assets	503,011	389,813
Total assets	$2,297,979	$2,357,737
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$161,966	$188,171
Deferred revenues	693,598	680,483
Subordinated convertible debentures, including contingent interest derivative	626,862	634,326
Total current liabilities	1,482,426	1,502,980
Long-term deferred revenues	287,214	280,859
Senior notes	1,236,731	1,235,354
Deferred tax liabilities	344,179	294,194
Other long-term tax liabilities	116,667	114,797
Total long-term liabilities	1,984,791	1,925,204
Total liabilities	3,467,217	3,428,184
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:324,088 at September 30, 2016 and 322,990 at December 31, 2015; Outstanding shares:105,095 at September 30, 2016 and 110,072 at December 31, 2015	324	323
Additional paid-in capital	17,123,629	17,558,822
Accumulated deficit	(18,290,506)	(18,625,599)
Accumulated other comprehensive loss	(2,685)	(3,993)
Total stockholders’ deficit	(1,169,238)	(1,070,447)
Total liabilities and stockholders’ deficit	$2,297,979	$2,357,737

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$287,554	$265,780	$855,896	$786,741
Costs and expenses:
Cost of revenues	49,807	47,218	149,142	143,792
Sales and marketing	18,647	20,966	58,431	67,677
Research and development	14,324	15,019	45,355	48,518
General and administrative	30,000	28,115	85,158	79,090
Total costs and expenses	112,778	111,318	338,086	339,077
Operating income	174,776	154,462	517,810	447,664
Interest expense	(28,919)	(28,544)	(86,582)	(79,064)
Non-operating income (loss), net	3,262	(3,975)	8,092	(6,329)
Income before income taxes	149,119	121,943	439,320	362,271
Income tax expense	(34,692)	(29,486)	(104,227)	(88,565)
Net income	114,427	92,457	335,093	273,706
Realized foreign currency translation adjustments, included in net income	—	—	85	(291)
Unrealized (loss) gain on investments	(485)	565	1,301	799
Realized gain on investments, included in net income	(11)	(26)	(78)	(99)
Other comprehensive (loss) income	(496)	539	1,308	409
Comprehensive income	$113,931	$92,996	$336,401	$274,115

Earnings per share:
Basic	$1.08	$0.82	$3.10	$2.38
Diluted	$0.90	$0.70	$2.58	$2.06
Shares used to compute earnings per share
Basic	106,307	112,955	107,982	115,235
Diluted	127,750	131,721	129,967	132,925
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$335,093	$273,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	44,114	46,554
Stock-based compensation	35,745	34,351
Excess tax benefit associated with stock-based compensation	(15,566)	(19,420)
Unrealized (gain) loss on contingent interest derivative on Subordinated Convertible Debentures	(2,411)	9,058
Payment of contingent interest	(13,385)	(10,759)
Amortization of debt discount and issuance costs	9,971	9,122
Other, net	(2,944)	(961)
Changes in operating assets and liabilities:
Accounts receivable	(3,536)	(1,319)
Prepaid expenses and other assets	17,814	2,967
Accounts payable and accrued liabilities	(8,285)	14,658
Deferred revenues	19,470	49,787
Net deferred income taxes and other long-term tax liabilities	56,397	55,203
Net cash provided by operating activities	472,477	462,947
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	3,029,699	1,965,767
Purchases of marketable securities	(2,917,743)	(2,443,865)
Purchases of property and equipment	(19,889)	(28,659)
Deposits to acquire intangible assets	(143,000)	—
Other investing activities	171	(3,666)
Net cash used in investing activities	(50,762)	(510,423)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	13,670	14,690
Repurchases of common stock	(501,934)	(492,575)
Proceeds from borrowings, net of issuance costs	—	492,237
Excess tax benefit associated with stock-based compensation	15,566	19,420
Net cash (used in) provided by financing activities	(472,698)	33,772
Effect of exchange rate changes on cash and cash equivalents	109	(33)
Net decrease in cash and cash equivalents	(50,874)	(13,737)
Cash and cash equivalents at beginning of period	228,659	191,608
Cash and cash equivalents at end of period	$177,785	$177,871
Supplemental cash flow disclosures:
Cash paid for interest	$84,930	$68,678
Cash paid for income taxes, net of refunds received	$14,474	$13,289
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Comprehensive Income. This change may lead to increased volatility in the provision for income taxes. There are different transition methods for different aspects of the standard. The new standard will be effective for the Company on January 1, 2017. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30,	December 31,
	2016	2015
	(In thousands)
Cash	$30,089	$99,027
Money market funds	155,055	137,593
Time deposits	4,439	4,007
Debt securities issued by the U.S. Treasury	1,577,537	1,685,882
Equity securities of public companies	2,389	890
Total	$1,769,509	$1,927,399

Included in Cash and cash equivalents	$177,785	$228,659
Included in Marketable securities	$1,579,926	$1,686,771
Included in Other long-term assets (Restricted cash)	$11,798	$11,969

The fair value of the debt securities held as of September 30, 2016 was $1.6 billion, including less than $0.5 million of gross and net unrealized gains. All of the debt securities held as of September 30, 2016 are scheduled to mature in less than one year.
Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of September 30, 2016:
Assets:
Investments in money market funds	$155,055	$155,055	$—	$—
Debt securities issued by the U.S. Treasury	1,577,537	1,577,537	—	—
Equity securities of public companies	$2,389	$2,389	$—	$—
Foreign currency forward contracts (1)	124	—	124	—
Total	$1,735,105	$1,734,981	$124	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$14,330	$—	$—	$14,330
Foreign currency forward contracts (2)	84	—	84	—
Total	$14,414	$—	$84	$14,330
As of December 31, 2015:
Assets:
Investments in money market funds	$137,593	$137,593	$—	$—
Debt securities issued by the U.S. Treasury	1,685,882	1,685,882	—	—
Equity securities of public companies	890	890	—	—
Foreign currency forward contracts (1)	230	—	230	—
Total	$1,824,595	$1,824,365	$230	$—
Liabilities:
Contingent interest derivative on the Subordinated Convertible Debentures	$30,126	$—	$—	$30,126
Foreign currency forward contracts (2)	164	—	164	—
Total	$30,290	$—	$164	$30,126

(1)	Included in Other current assets

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
 The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the subordinated convertible debentures due 2037 (“the Subordinated Convertible Debentures”). The inputs to the model include stock price, bond price, risk free interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of September 30, 2016, the valuation of the contingent interest derivative assumed a volatility rate of approximately 30% and a credit spread of approximately 5%. The fair value of the contingent interest derivative would not have significantly changed using a volatility rate of either 25% or 35%, or a credit spread of either 4% or 6%.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on the Subordinated Convertible Debentures during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Beginning balance	$22,611	$25,841	$30,126	$26,755
Payment of contingent interest	(6,841)	(5,534)	(13,385)	(10,759)
Unrealized (gain) loss	(1,440)	4,747	(2,411)	9,058
Ending balance	$14,330	$25,054	$14,330	$25,054
In August 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period ending in February 2017. The $7.7 million contingent interest payable in February 2017 is included in the balance of the contingent interest derivative on the Subordinated Convertible Debentures as of September 30, 2016.
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2016, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $2.9 billion as of September 30, 2016. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $764.1 million and $525.6 million, respectively, as of September 30, 2016. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Deposits to Acquire Intangible Assets
As of September 30, 2016, the Company has paid $145.0 million for the future assignment to the Company of contractual rights to the .web gTLD, pending approval from ICANN. Upon assignment of the contractual rights, the Company will record the total investment as an indefinite-lived intangible asset.

Note 5. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	$16,043	$14,823
Income tax receivables	3,714	23,098
Other	1,733	1,935
Total other current assets	$21,490	$39,856
The Income tax receivables as of December 31, 2015 primarily consists of the remaining U.S. federal income tax overpayment from prior years. As of September 30, 2016, substantially all of the remaining overpayment has been used to offset current year income taxes.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Accounts payable	$16,028	$23,298
Accrued employee compensation	45,216	51,851
Customer deposits, net	37,944	48,307
Interest Payable	32,779	27,701
Income taxes payable and other tax liabilities	16,551	16,943
Other accrued liabilities	13,448	20,071
Total accounts payable and accrued liabilities	$161,966	$188,171
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2015, was paid during the nine months ended September 30, 2016. Interest payable includes coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes.
Note 6. Stockholders’ Deficit
On February 11, 2016, the Company’s Board of Directors authorized the repurchase of approximately $611.2 million of its common stock, in addition to the $388.8 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2016 the Company repurchased 2.2 million and 5.8 million shares of its common stock, respectively, at an average stock price of $79.66 and $82.72, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2016 was $177.0 million and $476.8 million, respectively. As of September 30, 2016, $588.9 million remained available for further repurchases under the share repurchase program.
During the nine months ended September 30, 2016, the Company placed 0.3 million shares, at an average stock price of $80.87, and for an aggregate cost of $25.1 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 219.0 million shares of its common stock for an aggregate cost of $8.0 billion, which is presented as a reduction of Additional paid-in capital.
Note 7. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Weighted-average shares of common stock outstanding	106,307	112,955	107,982	115,235
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Convertible Debentures	20,789	18,024	21,244	16,936
Unvested RSUs, stock options, and ESPP	654	742	741	754
Shares used to compute diluted earnings per share	127,750	131,721	129,967	132,925
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

Note 8. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$1,779	$1,722	$5,367	$5,202
Sales and marketing	1,129	1,683	4,219	4,800
Research and development	1,676	1,478	4,966	4,890
General and administrative	8,270	7,339	21,193	19,459
Total stock-based compensation expense	$12,854	$12,222	$35,745	$34,351
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
RSUs	$10,276	$9,871	$28,034	$27,375
Performance-based RSUs	2,216	2,041	6,878	5,879
ESPP	924	958	2,594	3,152
Capitalization (Included in Property and equipment, net)	(562)	(648)	(1,761)	(2,055)
Total stock-based compensation expense	$12,854	$12,222	$35,745	$34,351
Note 9. Debt and Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on Senior Notes	15,235	15,235	45,704	39,505
Amortization of debt discount on the Subordinated Convertible Debentures	2,802	2,581	8,235	7,585
Credit facility fees and other interest expense	726	572	2,174	1,505
Total interest expense	$28,919	$28,544	$86,582	$79,064

Note 10. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$1,440	$(4,747)	$2,411	$(9,058)
Interest income	1,728	639	4,292	1,271
Other, net	94	133	1,389	1,458
Total non-operating income (loss), net	$3,262	$(3,975)	$8,092	$(6,329)
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in the Company’s stock price.
Note 11. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Income tax expense	$34,692	$29,486	$104,227	$88,565
Effective tax rate	23%	24%	24%	24%
The effective tax rate for the three and nine months ended September 30, 2016 and 2015 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes.
Deferred tax liabilities as of September 30, 2016 reflect the use of a portion of U.S. foreign tax credits during the nine months ended September 30, 2016, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures.

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
As of September 30, 2016, we had approximately 144.1 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and third-party registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•
We recorded revenues of $287.6 million and $855.9 million during the three and nine months ended September 30, 2016. This represents an increase of 8% and 9%, respectively , as compared to the same periods in 2015.

•
We recorded operating income of $174.8 million and $517.8 million during the three and nine months ended September 30, 2016. This represents an increase of 13% and 16%, respectively, as compared to the same periods in 2015.

•
On October 20, 2016, we announced that the U.S. Department of Commerce approved the extension amendment to the .com Registry Agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”), pursuant to which Verisign will remain the sole registry operator for the .com registry through November 30, 2024.

•
We finished the third quarter with 144.1 million .com and .net registrations in the domain name base, which represents a 7% increase from September 30, 2015, and a net increase of 0.9 million domain name registrations from June 30, 2016.

•	During the three months ended September 30, 2016, we processed 8.3 million new domain name registrations for .com and .net as compared to 9.2 million for the same period in 2015.

•
The final .com and .net renewal rate for the second quarter of 2016 was 73.8% compared with 72.7% for the same quarter in 2015. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended September 30, 2016, we repurchased 2.2 million shares of our common stock under the share repurchase program for $177.0 million. As of September 30, 2016, $588.9 million remained available for further repurchases under our share repurchase program.

•	Through October 26, 2016, we repurchased an additional 0.7 million shares for $52.3 million under our share repurchase program.

•	We generated cash flows from operating activities of $472.5 million during the nine months ended September 30, 2016, compared to $462.9 million in the same period last year.
Pursuant to our agreements with ICANN, we make available on our website (at www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The domain name base is the active zone plus the number of domain name registrations that are registered but not configured for use in the respective top level domain zone file plus the number of domain name registrations that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain name registrations provided in this Form 10-Q are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	17.3	17.8	17.4	18.3
Sales and marketing	6.5	7.9	6.8	8.6
Research and development	5.0	5.6	5.3	6.2
General and administrative	10.4	10.6	10.0	10.0
Total costs and expenses	39.2	41.9	39.5	43.1
Operating income	60.8	58.1	60.5	56.9
Interest expense	(10.0)	(10.7)	(10.1)	(10.0)
Non-operating income (loss), net	1.1	(1.5)	0.9	(0.8)
Income before income taxes	51.9	45.9	51.3	46.1
Income tax expense	(12.1)	(11.1)	(12.1)	(11.3)
Net income	39.8%	34.8%	39.2%	34.8%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We increased the annual fee for a .net domain name registration from $6.18 to $6.79 on February 1, 2015, and from $6.79 to $7.46 on February 1, 2016. On July 28, 2016, we announced an increase in the annual fee for the .net domain name registration from $7.46 to $8.20, effective February 1, 2017. The annual fee for a .com domain name registration is $7.85 for the duration of the current .com Registry Agreement through November 30, 2024, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Revenues	$287,554	8%	$265,780	$855,896	9%	$786,741
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	September 30, 2016	% Change	September 30, 2015
.com and .net domain name registrations in the domain name base	144.1 million	7%	135.2 million
Revenues increased by $21.8 million and $69.2 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs. The increase in revenues from the operation of the registries for the .com and .net TLDs was driven by a 7% increase in the domain name base for .com and .net and an increase in the .net domain name registration fees in February 2015 and 2016.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. During the second half of 2015 and the first quarter of 2016 we experienced an increased volume of new domain name registrations primarily from our registrars in China.  The volume of these new registrations has been inconsistent and periodic compared to prior periods, and by the end of the first quarter of 2016, reverted back to a more normalized registration pace. However, ongoing economic uncertainty, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will manage their investment in domain names, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2016 and beyond.
We expect the rate of revenue growth for the full year of 2016 to decrease slightly in the fourth quarter compared to the growth for the nine months ended September 30, 2016.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries including Canada, Australia and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
U.S.	$167,796	4%	$160,708	$497,595	4%	$477,424
EMEA	51,615	6%	48,891	155,280	8%	144,130
China	33,224	62%	20,478	97,150	69%	57,447
Other	34,919	(2)%	35,703	105,871	(2)%	107,740
Total revenues	$287,554		$265,780	$855,896		$786,741
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues continued to grow in the more mature markets of the U.S. and EMEA for both the three and nine months ended September 30, 2016 compared to the same periods of the prior year, China saw the highest growth rate for both periods due to the increased volume of new registrations during the second half of 2015 and the first quarter of 2016.

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
A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Cost of revenues	$49,807	5%	$47,218	$149,142	4%	$143,792
Cost of revenues increased by $2.6 million during the three months ended September 30, 2016, as compared to the same period last year, primarily due to a $1.9 million increase in salary and employee benefits expenses as a result of an increase in average headcount and an increase in bonus expenses.
Cost of revenues increased by $5.4 million during the nine months ended September 30, 2016, as compared to the same period last year, primarily due to a $5.3 million increase in salary and employee benefits expenses as a result of an increase in average headcount and an increase in bonus expenses.
We expect cost of revenues as a percentage of revenues to remain consistent during the fourth quarter of 2016 compared to the nine months ended September 30, 2016.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Sales and marketing	$18,647	(11)%	$20,966	$58,431	(14)%	$67,677
Sales and marketing expenses decreased during the three months ended September 30, 2016, as compared to the same period last year due to a number of factors, none of which were individually significant.
Sales and marketing expenses decreased by $9.2 million during the nine months ended September 30, 2016, as compared to the same period last year, primarily due to a $6.3 million decrease in advertising and consulting expenses and a combined $2.4 million decrease in salary and employee benefits expenses, stock-based compensation expenses, travel expenses and allocated overhead expenses. Advertising and consulting expenses decreased primarily due to the timing of marketing programs for our Registry Services business and a decrease in expenses related to our Security Services business. Salary and employee benefits expenses, stock-based compensation expenses, travel expenses and allocated overhead expenses decreased due to a reduction in average headcount.
We expect sales and marketing expenses as a percentage of revenues to increase during the fourth quarter of 2016 compared to the nine months ended September 30, 2016 as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.

A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
Research and development	$14,324	(5)%	$15,019	$45,355	(7)%	$48,518
Research and development expenses remained consistent during the three months ended September 30, 2016, as compared to the same period last year.
Research and development expenses decreased by $3.2 million during the nine months ended September 30, 2016, as compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses and allocated overhead expenses resulting from a reduction in headcount.
We expect research and development expenses as a percentage of revenues to remain consistent during the fourth quarter of 2016 compared to the nine months ended September 30, 2016.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in thousands)
General and administrative	$30,000	7%	$28,115	$85,158	8%	$79,090
General and administrative expenses increased by $1.9 million during the three months ended September 30, 2016, as compared to the same period last year, primarily due to a $2.3 million increase in salary and employee benefits expenses resulting from increases in bonus expenses and average headcount.
General and administrative expenses increased by $6.1 million during the nine months ended September 30, 2016, as compared to the same period last year, primarily due to a $7.5 million increase in salary and employee benefits expenses, including stock-based compensation, a $2.2 million increase in legal expenses, and a $1.5 million increase in allocated overhead expenses, partially offset by a $2.0 million decrease in depreciation expenses and a $1.9 million decrease in miscellaneous expenses. Salary and employee benefits expenses increased primarily due to increases in bonus expenses and average headcount. Stock-based compensation increased due to increases in the total value of RSUs granted in 2015 and 2016. Legal expenses increased due to an increase in services performed by external legal counsel. Allocated overhead expenses increased resulting from an increase in headcount. Depreciation expenses decreased due to a decrease in capital expenditures in recent years. Miscellaneous expenses decreased primarily due to a decrease in certain non-income related taxes.
We expect general and administrative expenses as a percentage of revenues to increase during the fourth quarter of 2016 compared to the nine months ended September 30, 2016.

Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Contractual interest on Senior Notes	15,235	15,235	45,704	39,505
Amortization of debt discount on the Subordinated Convertible Debentures	2,802	2,581	8,235	7,585
Credit facility fees and other interest expense	726	572	2,174	1,505
Total interest expense	$28,919	$28,544	$86,582	$79,064
Contractual interest on Senior Notes increased during the nine months ended September 30, 2016 due to a $6.2 million increase in interest expense related to the 2025 Senior Notes which were issued in March 2015. We expect interest expense to remain consistent during the fourth quarter of 2016 as compared to each of the first three quarters of 2016.
Non-operating income (loss), net
The following table presents the components of Non-operating income (loss), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	$1,440	$(4,747)	$2,411	$(9,058)
Interest income	1,728	639	4,292	1,271
Other, net	94	133	1,389	1,458
Total non-operating income (loss), net	$3,262	$(3,975)	$8,092	$(6,329)
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price. Interest income increased during both the three and nine months ended September 30, 2016 primarily due to an increase in interest rates and a higher average invested balance.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Income tax expense	$34,692	$29,486	$104,227	$88,565
Effective tax rate	23%	24%	24%	24%
The effective tax rate for the three and nine months ended September 30, 2016 and 2015 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes.

Liquidity and Capital Resources

	September 30,	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$177,785	$228,659
Marketable securities	1,579,926	1,686,771
Total	$1,757,711	$1,915,430
As of September 30, 2016, our principal source of liquidity was $177.8 million of cash and cash equivalents and $1.6 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of September 30, 2016, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of September 30, 2016, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of September 30, 2016, we had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of September 30, 2016, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of September 30, 2016, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the third quarter of 2016. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through December 31, 2016. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert.
We paid contingent interest of $6.5 million in February 2016 and $6.8 million in August 2016 in addition to the normal coupon interest on our Subordinated Convertible Debentures. In August 2016, the upside trigger on the Subordinated Convertible Debentures was met for the six month interest period ending in February 2017. On February 15, 2017, we will pay contingent interest of $7.7 million in addition to the normal coupon interest to holders of record of the Subordinated Convertible Debentures as of February 1, 2017. The upside trigger is met if the Subordinated Convertible Debentures’ average trading price is at least 150% of par during the 10 trading days before each semi-annual interest period. The upside trigger is tested semi-annually for the following six months. The semi-annual upside contingent interest payment, for a given period, can be approximated by applying the annual rate of 0.5% to the aggregate market value of all outstanding Subordinated Convertible Debentures and dividing by two for that semi-annual period payment amount.
We derive significant tax savings from the Subordinated Convertible Debentures.  During the nine months ended September 30, 2016 and 2015, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures, excluding contingent interest, was $131.6 million and $123.6 million, respectively, compared to coupon interest expense of $30.5 million for each period. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
During the third quarter of 2016, we paid $143.0 million for the future assignment to us of contractual rights to the .web gTLD, pending approval from ICANN.
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
In summary, our cash flows for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$472,477	$462,947
Net cash used in investing activities	(50,762)	(510,423)
Net cash (used in) provided by financing activities	(472,698)	33,772
Effect of exchange rate changes on cash and cash equivalents	109	(33)
Net decrease in cash and cash equivalents	$(50,874)	$(13,737)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the nine months ended September 30, 2016, primarily due to an increase in cash collected from customers, partially offset by an increase in cash paid for interest. Cash received from customers increased primarily due to an increase in the number of new and renewal domain name registrations during the nine months ended September 30, 2016, and the increases in the .net domain name registration fees in February 2016. Cash paid for interest increased due to the interest paid on the 2025 Senior Notes and higher contingent interest related to the Subordinated Convertible Debentures.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and rights to intangible assets.
Net cash used in investing activities decreased during the nine months ended September 30, 2016 primarily due to an increase in sales and maturities of marketable securities, net of purchases, partially offset by the payments made for the future assignment of the rights to the .web gTLD and decreases in purchases of property and equipment and other investing activities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayments of borrowings, our employee stock purchase plan, and excess tax benefits from stock-based compensation.
The change in cash (used in) provided by financing activities during the nine months ended September 30, 2016 was primarily due to a decrease in proceeds from borrowings as we issued the 2025 Senior Notes in March 2015, an increase in share repurchases, and a decrease in excess tax benefits from stock-based compensation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Termination or non-renewal. Under the Cooperative Agreement (as amended) the DOC must approve any renewal or extension of the .com Registry Agreement. The DOC, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. Any failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024 would have a material adverse effect on our business. Under certain circumstances, ICANN could terminate or refuse to renew one or more of our Registry Agreements including those for .com, .net, and our other gTLDs.
Modification or amendment. Our Registry Agreements for new gTLDs, including the Registry Agreements for our IDN gTLDs, include ICANN’s right to amend the agreement without our consent, which could impose unfavorable contract obligations on us that could impact our plans and competitive positions with respect to new gTLDs. At the time of renewal of our .com or .net Registry Agreements, ICANN might also attempt to impose this same unilateral right to amend these registry agreements under certain conditions. ICANN has also included new mandatory obligations on new gTLD registry operators, including us, that may increase the risks and potential liabilities associated with operating new gTLDs. ICANN might seek to impose these new mandatory obligations in our other Registry Agreements under certain conditions. The DOC approved an amendment to the .com Registry Agreement and the Company and ICANN entered into the amendment, which extends the term of the .com Registry Agreement through November 30, 2024 (the “.com Extension”). As part of the .com Extension, the Company agreed to negotiate in good faith with ICANN to amend the terms of the .com Registry Agreement to preserve and enhance the security and stability of the internet or the .com TLD and as a result of any changes to, or the termination or expiration of, the Cooperative Agreement. The Company also agreed to work in good faith to reach a mutual agreement with the DOC to resolve any issues identified in a public interest review in connection with the DOC’s evaluation of whether to exercise its right to extend the term of the Cooperative Agreement. We can provide no assurance that any new terms for the .com Registry Agreement that we agree to as a result of the above obligations will not have a material adverse impact on our business, operating results, financial condition and cash flows.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, and may well target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats from current, former or contract employees and these threats can be realized from intentional or unintentional actions of such employees. The Shared Registration System, the root zone servers, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, encryption and authentication technology, employee email, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of a security breach at a vendor where Company data is stored or processed, such measures cannot provide absolute security. Breaches of our vendors’ technology, systems and services could expose us or our customers to a risk of loss or misuse of Company data, including but not limited to personal information.
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks against others have demonstrated that DDoS attacks continue to grow in size and sophistication and have an ability to widely disrupt internet services. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader internet community. Further, we sell DDoS protection services to our Security Services customers. Although we increase our knowledge of and develop new techniques in the identification and mitigation of attacks through the protection of our Security Services customers, the DDoS protection services share some of the infrastructure used in our Registry Services business. Therefore the provision of such services might expose our critical Registry Services infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any directed specifically against us and our networks.
Changes to the multi-stakeholder model of internet governance could materially and adversely impact our business.
The internet is governed under a multi-stakeholder model comprising civil society, the private sector including for-profit and not-for-profit organizations such as ICANN, governments including the U.S. government, academia, non-governmental organizations and international organizations. On March 14, 2014, NTIA announced its intent to transition its oversight of the IANA function, which it managed pursuant to a contract with ICANN (“IANA Functions Contract”) to the global multi-stakeholder community. NTIA asked ICANN to convene global stakeholders to develop a proposal to transition the current role played by NTIA in the coordination of the DNS. In August 2016, the NTIA accepted the community’s proposal, which included important reforms for ICANN, including an empowered community that contains new powers to ensure ICANN accountability. As a result, the IANA Functions Contract expired on September 30, 2016, thereby implementing key aspects of the transition. These changes to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, the newly empowered community may assert positions that could negatively impact our strategy or our business. The NTIA also coordinated a related and parallel transition of root zone management functions. These root zone management functions involve our role as Root Zone Maintainer under the Cooperative Agreement. At NTIA’s request, we submitted a proposal with ICANN to NTIA as to how best to remove NTIA’s administrative role associated with root zone maintenance in a manner that maintains the security, stability and resiliency of the DNS. We have performed the Root Zone Maintainer function as a community service spanning three decades without compensation at the request of the DOC under the Cooperative Agreement. Under the proposal, which NTIA accepted, the NTIA discharged us from our obligations under the Cooperative Agreement to perform Root Zone Maintainer functions and we entered into a new agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”) under which we now perform the Root Zone Maintainer functions on behalf of ICANN. Furthermore, although our Root Zone Maintainer function is separate from our Registry Agreements, there can be no assurance that the transition of the IANA functions or the transition of the related root zone management functions, will not negatively impact our business.
Role of ICANN. ICANN plays a central coordination role in the multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. If ICANN fails to uphold or significantly redefines the multi-stakeholder model, it could harm our business and our relationship with ICANN. Additionally, an empowered community could adversely impact ICANN, which could negatively impact its ability to coordinate the multi-stakeholder system of governance, or negatively affect our interests. Also, legal, regulatory or other challenges could be brought challenging the legal authority underlying the roles and actions of ICANN.
Role of foreign governments. Some governments and members of the multi-stakeholder community have questioned ICANN’s role with respect to internet governance and, as a result, could seek a multilateral oversight body as a replacement. Additionally, the role of ICANN’s Governmental Advisory Committee, which is comprised of representatives of national governments, could change, giving governments more control of internet governance. For example, the Affirmation of Commitments between the DOC and ICANN has established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to us. Some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS.
Role of the U.S. Government. By completing the transition discussed above the U.S. Government through the NTIA has ended its coordination and management of important aspects of the DNS including the IANA functions and the root zone. There can be no assurance that the removal of the U.S. Government oversight of these key functions will not negatively impact our business.
As a result of these and other risks, internet governance may change in ways that could materially harm our Registry Services business. For example, as we perform the Root Zone Maintainer function under the RZMA, we may be subject to claims challenging the agreement and we may not have immunity from, or sufficient indemnification for, such claims.
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
We operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the internet. Under the RZMA, we play a key operational role in support of the IANA function as the Root Zone Maintainer. In this role, we provision and publish the authoritative data for the root zone itself multiple times daily and distribute it to all root server operators.
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
Our success depends in part on our internally developed technologies and related intellectual property. Despite our precautions, it may be possible for an external party to copy or otherwise obtain and use our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to some of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.
We also license externally developed technology that is used in some of our products and services to perform key functions. These externally developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our Registry Services business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
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
We cannot be certain that we do not and will not infringe the intellectual property rights of others. Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The international use of our logo could present additional potential risks for external party claims of infringement. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.
An external party could claim that the technology we license from other parties infringes a patent or other proprietary right. Litigation between the licensor and a third party or between us and a third party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all.
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
As of September 30, 2016, we had $1.8 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.6 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
Our amended and restated Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for an outside party to acquire us without the consent of our Board of Directors (“Board”). These provisions include:

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
As of September 30, 2016, we had one billion authorized common shares, of which 105.1 million shares were outstanding. In addition, of our authorized common shares, 12.6 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2016	558	$84.24	558	$718.9	million
August 1 – 31, 2016	801	$79.82	801	$655.0	million
September 1 – 30, 2016	863	$76.57	863	$588.9	million
	2,222		2,222
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

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

10.01	Amendment to the Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.02	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.03	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

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

Date: October 27, 2016	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 27, 2016	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer