Form 10-Q
period 2017-03-31
VERISIGN INC/CA
filed 2017-04-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 21, 2017
Common stock, $.001 par value	101,475,614

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$454,592	$231,945
Marketable securities	1,331,780	1,565,962
Other current assets	30,852	44,435
Total current assets	1,817,224	1,842,342
Property and equipment, net	262,352	266,125
Goodwill	52,527	52,527
Deferred tax assets	20,264	9,385
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	18,152	19,193
Total long-term assets	498,295	492,230
Total assets	$2,315,519	$2,334,572
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$155,006	$203,920
Deferred revenues	718,488	688,265
Subordinated convertible debentures, including contingent interest derivative	625,893	629,764
Total current liabilities	1,499,387	1,521,949
Long-term deferred revenues	293,890	287,424
Senior notes	1,237,648	1,237,189
Deferred tax liabilities	359,137	371,433
Other long-term tax liabilities	113,206	117,172
Total long-term liabilities	2,003,881	2,013,218
Total liabilities	3,503,268	3,535,167
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:324,973 at March 31, 2017 and 324,118 at December 31, 2016; Outstanding shares:101,843 at March 31, 2017 and 103,091 at December 31, 2016	325	324
Additional paid-in capital	16,838,202	16,987,488
Accumulated deficit	(18,023,169)	(18,184,954)
Accumulated other comprehensive loss	(3,107)	(3,453)
Total stockholders’ deficit	(1,187,749)	(1,200,595)
Total liabilities and stockholders’ deficit	$2,315,519	$2,334,572

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$288,614	$281,876
Costs and expenses:
Cost of revenues	50,669	50,582
Sales and marketing	18,322	20,027
Research and development	13,344	16,743
General and administrative	31,008	27,757
Total costs and expenses	113,343	115,109
Operating income	175,271	166,767
Interest expense	(29,023)	(28,804)
Non-operating income, net	1,301	3,121
Income before income taxes	147,549	141,084
Income tax expense	(31,137)	(33,628)
Net income	116,412	107,456
Unrealized gain on investments	365	935
Realized gain on investments, included in net income	(19)	(66)
Other comprehensive income	346	869
Comprehensive income	$116,758	$108,325

Earnings per share:
Basic	$1.14	$0.98
Diluted	$0.94	$0.82
Shares used to compute earnings per share
Basic	102,467	109,592
Diluted	124,464	131,581
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$116,412	$107,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	13,102	14,867
Stock-based compensation	12,563	11,759
Payment of contingent interest	(7,719)	(6,544)
Amortization of debt discount and issuance costs	3,493	3,267
Other, net	(1,436)	(1,844)
Changes in operating assets and liabilities:
Other assets	14,196	2,745
Accounts payable and accrued liabilities	(59,889)	(31,537)
Deferred revenues	36,689	30,998
Net deferred income taxes and other long-term tax liabilities	20,775	18,477
Net cash provided by operating activities	148,186	149,644
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,049,795	900,810
Purchases of marketable securities	(813,459)	(874,031)
Purchases of property and equipment	(9,654)	(7,082)
Other investing activities	12,092	—
Net cash provided by investing activities	238,774	19,697
Cash flows from financing activities:
Proceeds from employee stock purchase plan	7,997	8,084
Repurchases of common stock	(173,048)	(172,360)
Net cash used in financing activities	(165,051)	(164,276)
Effect of exchange rate changes on cash and cash equivalents	738	301
Net increase in cash and cash equivalents	222,647	5,366
Cash and cash equivalents at beginning of period	231,945	228,659
Cash and cash equivalents at end of period	$454,592	$234,025
Supplemental cash flow disclosures:
Cash paid for interest	$28,189	$27,028
Cash paid for income taxes, net of refunds received	$17,861	$13,711
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2016 Annual Report on Form 10-K (the “2016 Form 10-K”) filed with the SEC on February 17, 2017.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Adoption of New Accounting Standards
Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, issued by the Financial Accounting Standards Board (“FASB”). The new guidance requires excess tax benefits and tax deficiencies to be recorded as a discrete adjustment to income tax expense when stock awards vest, rather than in additional paid-in capital when they reduce income taxes payable. The Company also made the accounting policy election, as allowed by the new guidance, to account for forfeitures of stock awards as they occur, rather than estimating forfeitures. These changes were required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative effect of adopting ASU 2016-09 was an increase in Deferred tax assets of $11.0 million, a decrease in Deferred tax liabilities of $36.9 million, an increase in Additional paid-in capital of $2.5 million, and a decrease in Accumulated deficit of $45.4 million, as of January 1, 2017, as a result of recognizing $47.9 million previously unrecognized excess tax benefits from stock-based compensation, and a $2.5 million adjustment related to the change in accounting policy for forfeitures. Additionally, the new guidance requires cash flows related to excess tax benefits from stock-based compensation to be recognized with other income tax cash flows in operating activities, rather than separately as a financing activity. The Company elected to apply this new cash flow presentation requirement retrospectively, which resulted in an increase to both net cash from operating activities and net cash used in financing activities of $6.0 million for the three months ended March 31, 2016.
Effective January 1, 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which was issued by the FASB. The guidance in the ASU simplifies certain aspects of the goodwill impairment test, including the elimination of the requirement to perform a qualitative assessment of the likelihood of a goodwill impairment for reporting units with a negative carrying value. All of the Company’s goodwill is included in the Registry Services reporting unit which has a negative carrying value. The Company will no longer be required to perform the qualitative assessment. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements.
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

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31,	December 31,
	2017	2016
	(In thousands)
Cash	$32,943	$39,183
Money market funds	192,524	134,790
Time deposits	5,907	4,632
Debt securities issued by the U.S. Treasury	1,561,918	1,626,764
Equity securities of public companies	2,372	2,174
Total	$1,795,664	$1,807,543

Included in Cash and cash equivalents	$454,592	$231,945
Included in Marketable securities	1,331,780	1,565,962
Included in Other long-term assets (Restricted cash)	9,292	9,636
Total	$1,795,664	$1,807,543
The fair value of the debt securities held as of March 31, 2017 was $1.6 billion, including less than $0.5 million of gross and net unrealized gains. All of the debt securities held as of March 31, 2017 are scheduled to mature in less than one year.
Note 3. Fair Value of Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurement Using
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
As of March 31, 2017:
Assets:
Investments in money market funds	$192,524	$192,524	$—	$—
Debt securities issued by the U.S. Treasury	1,561,918	1,561,918	—	—
Equity securities of public companies	$2,372	$2,372	$—	$—
Foreign currency forward contracts (1)	40	—	40	—
Total	$1,756,854	$1,756,814	$40	$—
Liabilities:
Foreign currency forward contracts (2)	380	—	380	—
Total	$380	$—	$380	$—
As of December 31, 2016:
Assets:
Investments in money market funds	$134,790	$134,790	$—	$—
Debt securities issued by the U.S. Treasury	1,626,764	1,626,764	—	—
Equity securities of public companies	2,174	2,174	—	—
Foreign currency forward contracts (1)	242	—	242	—
Total	$1,763,970	$1,763,728	$242	$—
Liabilities:
Contingent interest derivative on Subordinated Convertible Debentures	$14,339	$—	$—	$14,339
Foreign currency forward contracts (2)	87	—	87	—
Total	$14,426	$—	$87	$14,339

(1)	Included in Other current assets

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
The $14.3 million contingent interest derivative on the Subordinated Convertible Debentures as of December 31, 2016 includes $7.7 million contingent interest that was paid in February 2017, and $6.6 million estimated fair value of the contingent interest to be paid in August 2017. As of March 31, 2017, the derivative represents only the $7.5 million contingent interest amount, as determined in February 2017, and to be paid in August 2017. Verisign will have the right to redeem the Subordinated Convertible Debentures under the terms of the indenture, starting August 15, 2017. Therefore, the fair value of the contingent interest embedded derivative for periods after August 15, 2017 is negligible.
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2017, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $3.2 billion as of March 31, 2017. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $761.3 million and $515.0 million, respectively, as of March 31, 2017. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$16,076	$14,385
Accounts receivable, net	$8,054	$13,051
Income taxes receivable	5,262	15,328
Other	1,460	1,671
Total other current assets	$30,852	$44,435
The Income taxes receivable as of December 31, 2016 primarily consists of the remaining U.S. federal income tax overpayment from prior years, which has been used in 2017 to offset current year income taxes.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Accounts payable	$18,938	$19,455
Accrued employee compensation	28,704	61,426
Deposits, net	53,571	52,173
Interest Payable	32,779	27,701
Income taxes payable and other tax liabilities	6,037	23,144
Other accrued liabilities	14,977	20,021
Total accounts payable and accrued liabilities	$155,006	$203,920

Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2016, was paid during the three months ended March 31, 2017. As of March 31, 2017, Deposits, net includes partial proceeds received from the sale of the Company’s iDefense business, which was completed on April 1, 2017. Interest payable includes coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes. Income taxes payable and other tax liabilities as of December 31, 2016 includes liabilities for foreign income taxes which were paid during the three months ended March 31, 2017.
Note 5. Stockholders’ Deficit
On February 9, 2017, the Company’s Board of Directors authorized the repurchase of approximately $640.9 million of its common stock, in addition to the $359.1 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2017 the Company repurchased 1.8 million shares of its common stock at an average stock price of $82.25. The aggregate cost of the repurchases in the three months ended March 31, 2017 was $150.0 million. As of March 31, 2017, $920.1 million remained available for further repurchases under the share repurchase program.
During the three months ended March 31, 2017, the Company placed 0.3 million shares, at an average stock price of $82.63, and for an aggregate cost of $23.0 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 223.1 million shares of its common stock for an aggregate cost of $8.3 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Weighted-average shares of common stock outstanding	102,467	109,592
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Convertible Debentures	21,327	21,073
Unvested RSUs and ESPP	670	916
Shares used to compute diluted earnings per share	124,464	131,581
The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cost of revenues	$1,735	$1,841
Sales and marketing	1,429	1,633
Research and development	1,496	1,703
General and administrative	7,903	6,582
Total stock-based compensation expense	$12,563	$11,759

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
RSUs	$9,154	$9,133
Performance-based RSUs	3,088	2,377
ESPP	981	848
Capitalization (Included in Property and equipment, net)	(660)	(599)
Total stock-based compensation expense	$12,563	$11,759
Note 8. Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on Senior Notes	15,235	15,235
Amortization of debt discount on Subordinated Convertible Debentures	2,911	2,689
Credit facility fees and other interest expense	721	724
Total interest expense	$29,023	$28,804

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(893)	$1,065
Interest income	2,245	1,042
Other, net	(51)	1,014
Total non-operating income, net	$1,301	$3,121

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Income tax expense	$31,137	$33,628
Effective tax rate	21%	24%
The effective tax rate for the three months ended March 31, 2017 and 2016 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for three months ended March 31, 2017 is also reduced by $6.2 million of excess tax benefits related to stock-based compensation, which are included in income tax expense, pursuant to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting as discussed in Note 1.

Deferred tax liabilities as of March 31, 2017 reflect the use of a portion of U.S. foreign tax credits during the three months ended March 31, 2017, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures as well as the deferred tax asset, net of a valuation allowance, for tax credit and tax loss carryforwards related to previously unrecognized excess tax benefits on stock awards which were recorded pursuant to the Company’s adoption of ASU 2016-09.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2017 and our 2016 Form 10-K, which was filed on February 17, 2017, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We are a global provider of domain name registry services and internet security, enabling internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key internet infrastructure and services, including the .com and .net domains, two of the internet’s root servers, and the operation of the root zone maintainer function for the core of the internet’s DNS. Our product suite also includes Security Services, consisting of DDoS Protection Services, and Managed DNS Services. Revenues from Security Services are not significant in relation to our consolidated revenues. We completed the sale of our iDefense business on April 1, 2017.
As of March 31, 2017, we had approximately 143.6 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $288.6 million during the three months ended March 31, 2017. This represents an increase of 2% as compared to the same period in 2016.

•	We recorded operating income of $175.3 million during the three months ended March 31, 2017. This represents an increase of 5% as compared to the same period in 2016.

•
We finished the first quarter with 143.6 million .com and .net registrations in the domain name base, which represents a 1% increase from March 31, 2016, and a net increase of 1.4 million domain name registrations from December 31, 2016.

•	During the three months ended March 31, 2017, we processed 9.5 million new domain name registrations for .com and .net as compared to 10.0 million for the same period in 2016.

•
The final .com and .net renewal rate for the fourth quarter of 2016 was 67.6% compared with 73.3% for the same quarter in 2016. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
On February 9, 2017, our Board authorized the repurchase of approximately $640.9 million of our common stock, in addition to the $359.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

•
During the three months ended March 31, 2017, we repurchased 1.8 million shares of our common stock under the share repurchase program for $150.0 million. As of March 31, 2017, $920.1 million remained available for further repurchases under our share repurchase program.

•	Through April 26, 2017, we repurchased an additional 0.5 million shares for $40.6 million under our share repurchase program.

•	We generated cash flows from operating activities of $148.2 million during the three months ended March 31, 2017, compared to $149.6 million in the same period last year.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2017	2016
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	17.6	17.9
Sales and marketing	6.3	7.1
Research and development	4.6	5.9
General and administrative	10.8	9.9
Total costs and expenses	39.3	40.8
Operating income	60.7	59.2
Interest expense	(10.1)	(10.2)
Non-operating income, net	0.5	1.1
Income before income taxes	51.1	50.1
Income tax expense	(10.8)	(12.0)
Net income	40.3%	38.1%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We increased the annual fee for a .net domain name registration from $6.79 to $7.46 on February 1, 2016, and from $7.46 to $8.20 on February 1, 2017. The annual fee for a .com domain name registration is $7.85 for the duration of the current .com Registry Agreement through November 30, 2024, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in thousands)
Revenues	$288,614	2%	$281,876
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	March 31, 2017	% Change	March 31, 2016
.com and .net domain name registrations in the domain name base	143.6 million	1%	142.5 million
Revenues increased by $6.7 million during the three months ended March 31, 2017 as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLD, which was driven by a 1% increase in the domain name base for .com and .net and an increase in the .net domain name registration fees in February 2016 and 2017.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. During the second half of 2015 and the first quarter of 2016 we experienced an increased volume of new domain name registrations primarily from our registrars in China.  The volume of these new registrations was inconsistent and episodic compared to prior periods, and by the end of the first quarter of 2016, reverted back to a more normalized registration pace. However, ongoing economic uncertainty, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will manage their investment in domain names, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2017 and beyond.
We expect the rate of revenue growth to decrease slightly during the remainder of 2017 compared to the three months ended March 31, 2017, factoring in the impact of the revenue lost from the sale of the iDefense business.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries including Canada, Australia and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in thousands)
U.S.	$173,082	6%	$164,042
EMEA	52,727	3%	50,956
China	27,453	(12)%	31,199
Other	35,352	(1)%	35,679
Total revenues	$288,614		$281,876
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues continued to grow in the more mature markets of the U.S. and EMEA for the three months ended March 31, 2017, as compared to the same period last year, revenues from China decreased. Revenues from China for the three months ended March 31, 2016 benefited from the increased volume of registrations in the second half of 2015 and first quarter of 2016, discussed earlier. However, a significant portion of those registrations did not renew, resulting in the decline in revenues from China.
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in thousands)
Cost of revenues	$50,669	—%	$50,582
Cost of revenues remained consistent during the three months ended March 31, 2017, as compared to the same period last year.
We expect cost of revenues as a percentage of revenues to decrease slightly during the remainder of 2017 compared to the three months ended March 31, 2017, as a result of the sale of the iDefense business.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in thousands)
Sales and marketing	$18,322	(9)%	$20,027
Sales and marketing expenses decreased by $1.7 million during the three months ended March 31, 2017, as compared to the same period last year due to a number of factors, none of which were individually significant.
We expect sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2017 compared to the three months ended March 31, 2017 as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in thousands)
Research and development	$13,344	(20)%	$16,743
Research and development expenses decreased by $3.4 million during the three months ended March 31, 2017, as compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses resulting from a reduction in headcount.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2017 compared to the three months ended March 31, 2017.
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

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in thousands)
General and administrative	$31,008	12%	$27,757
General and administrative expenses increased by $3.3 million during the three months ended March 31, 2017, as compared to the same period last year, primarily due to a $2.5 million increase in salary and employee benefits expenses, including stock-based compensation expenses resulting from an increase in average headcount and higher projected achievement levels on certain performance-based RSU grants.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2017 compared to the three months ended March 31, 2017.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156
Contractual interest on Senior Notes	15,235	15,235
Amortization of debt discount on Subordinated Convertible Debentures	2,911	2,689
Credit facility fees and other interest expense	721	724
Total interest expense	$29,023	$28,804
We expect interest expense to increase slightly during the remainder of 2017 as compared to the three months ended March 31, 2017, as any contingent interest related to our Subordinated Convertible Debentures that may be triggered in August 2017 will be recorded as interest expense in the third and fourth quarters of 2017 rather than as an offset to the balance of the contingent interest embedded derivative.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	$(893)	$1,065
Interest income	2,245	1,042
Other, net	(51)	1,014
Total non-operating income, net	$1,301	$3,121
Unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflect the change in value of the derivative that results primarily from changes in our stock price.

Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Income tax expense	$31,137	$33,628
Effective tax rate	21%	24%
The effective tax rate for the three months ended March 31, 2017 and 2016 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for three months ended March 31, 2017 is also reduced by $6.2 million of excess tax benefits related to stock-based compensation, pursuant to the adoption of ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017, as discussed in Note 1 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	March 31,	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$454,592	$231,945
Marketable securities	1,331,780	1,565,962
Total	$1,786,372	$1,797,907
As of March 31, 2017, our principal source of liquidity was $454.6 million of cash and cash equivalents and $1.3 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of March 31, 2017, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of March 31, 2017, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.5 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of March 31, 2017, we had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of March 31, 2017, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of March 31, 2017, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the first quarter of 2017. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through June 30, 2017. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert. The Subordinated Convertible Debentures continue to generate cash tax benefits while they remain outstanding and they are an important part of our capital structure.  Although we will have the right to redeem these debentures under the terms of the indenture starting in August 2017, our intention, based on current conditions, is to not redeem these debentures, which will allow the cash tax benefits to continue to accrue.
We paid $7.7 million of contingent interest, in addition to the normal coupon interest, to holders of the Subordinated Convertible Debentures in February of 2017, and we will pay an additional $7.5 million in August 2017.
We derive significant tax savings from the Subordinated Convertible Debentures.  For 2017, the interest deduction for income tax purposes, related to our Subordinated Convertible Debentures, is projected to be $191.5 million, compared to cash interest, including contingent interest, of $55.9 million. For income tax purposes, we deduct interest expense on the Subordinated Convertible Debentures calculated at 8.5% of the adjusted issue price, subject to adjustment for actual versus projected contingent interest. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term due to the difference between the interest deduction taken using a comparable yield of 8.5% on the adjusted issue price, and the coupon rate of 3.25% on the principal amount, compounded annually. The interest deduction taken is subject to recapture upon settlement to the extent that the amount paid (in cash or stock) to settle the Subordinated Convertible Debentures is less than the adjusted issue price. Interest recognized in accordance with GAAP, which is calculated at 8.39% of the liability component of the Subordinated Convertible Debentures, will also grow over the term, but at a slower rate. This difference will result in a continuing increase in the deferred tax liability on our Condensed Consolidated Balance Sheet.
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
In summary, our cash flows for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$148,186	$149,644
Net cash provided by investing activities	238,774	19,697
Net cash used in financing activities	(165,051)	(164,276)
Effect of exchange rate changes on cash and cash equivalents	738	301
Net increase in cash and cash equivalents	$222,647	$5,366
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased slightly during the three months ended March 31, 2017, as compared to the same period last year, primarily due to an increase in cash paid to employees and vendors and cash paid for income taxes, partially offset by an increase in cash collected from customers. Cash paid to employees and vendors increased primarily due to higher employee incentive compensation payments. Cash paid for income taxes increased due to higher foreign income tax payments. Cash received from customers increased primarily due to higher renewal domain name registrations, and the increases in the .net domain name registration fees in February 2016 and 2017.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Net cash provided by investing activities increased during the three months ended March 31, 2017, as compared to the same period last year, primarily due to an increase in sales and maturities of marketable securities, net of purchases, and the proceeds received from the sale of our iDefense business, partially offset by an increase in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and our employee stock purchase plan.
Cash used in financing activities remained consistent during the three months ended March 31, 2017, as compared to the same period last year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 18, 2017, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice requesting certain material related to the Company becoming the registry operator for the .web gTLD.  We are cooperating with the DOJ.  It is not possible at this time to estimate a range of potential financial and non-financial outcomes in connection with this matter.
Verisign is also involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion, will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

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
The DOC approved the .com Amendment under amendment 34 to the Cooperative Agreement. The DOC did not extend the term of the Cooperative Agreement, which will expire on November 30, 2018, unless the DOC, in its sole discretion, extends the term. Under amendment 34, the DOC has the right to conduct a public interest review for the sole purpose of determining whether the DOC will exercise its right to extend the term of the Cooperative Agreement. In connection with the aforementioned review, we agreed to cooperate fully and to work in good faith to reach a mutual agreement with the DOC to resolve issues identified in such review and to work in good faith to implement any agreed upon changes as of the expiration of the current term of the Cooperative Agreement. We can provide no assurance that any changes that we agree to as a result of the above obligations will not have a material adverse impact on our business, operating results, financial condition, and cash flows.
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
Pricing. Under the terms of the Cooperative Agreement with the DOC and the .com Registry Agreement with ICANN, we are restricted during the term of the Registry Agreement from increasing the price of registrations or renewals of .com domain names above $7.85, except that we are entitled to increase the price up to 7%, with the prior approval of the DOC, due to the imposition of any new Consensus Policies, as established and defined under ICANN’s bylaws and due process, and covering certain items listed in the .com Registry Agreement, or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain that such circumstances will arise, or if they do, whether we would seek, or the DOC would approve, any request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate that market conditions no longer warrant such restrictions. However, it is uncertain when such circumstances will arise, or when they do, whether the DOC will agree to the removal of these pricing restrictions. In comparison, under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of domain name registrations and renewals in these TLDs up to 10% per year. Additionally, ICANN’s registry agreements for the new gTLDs do not contain such pricing restrictions.
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
Renewal and Termination. Our .com, .net, and .name Registry Agreements with ICANN contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024, June 30, 2017 and August 15, 2018 respectively. The Registry Agreements for our new gTLDs including our IDN gTLDs are subject to a 10-year term and contain similar “presumptive” renewal rights. If certain terms in our .com and .net Registry Agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements shall be upon terms reasonably necessary to render such terms similar to the registry agreements for those other gTLDs. There can be no assurance that such terms, if they apply, will not have a material adverse impact on our business. A renewal of the .com Registry Agreement must be approved by the DOC, which, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. A failure (i) by ICANN or the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024, or (ii) by ICANN to approve the renewal of the .net Registry Agreement prior to or upon the expiration of its current term on June 30, 2017, would have, absent an extension, a material adverse effect on our business. ICANN could terminate or refuse to renew our .com or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. ICANN’s termination or refusal to renew either the .com or .net Registry Agreement would have a material adverse effect on our business.
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN implemented a Consensus Policy that requires Verisign to receive and display thick-Whois data for .com and .net. The costs of complying or failing to comply with this policy as well as laws and regulations regarding publicly identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation.
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
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations, and has begun to enforce existing regulations, that could impose additional costs on our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC. In addition to impacting registry operators, the regulations will require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact the growth of our business in the PRC.
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
Due to the nature of the internet, it is possible that state or foreign governments might attempt to regulate internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. In addition, as we launch our IDN gTLDs and increase our marketing efforts of our other TLDs in foreign countries, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, force us to change our business practices or otherwise materially harm our business. In addition, any such new laws could impede growth of or result in a decline in domain name registrations, as well as impact the demand for our services.
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
Role of the U.S. Government. In the fourth quarter of 2016, the United States government completed a transition of the historic role played by NTIA in the coordination of the DNS. Changes arising from this transition to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, ICANN has adopted bylaws that are designed, in part, to enhance accountability through a new organization called the Empowered Community, which is comprised of a cross section of stakeholders. ICANN or the Empowered Community may assert positions that could negatively impact our strategy or our business.
Furthermore, as part of the transition, the NTIA discharged us from our obligations under the Cooperative Agreement to perform the Root Zone Maintainer functions and we entered into a new agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”) under which we now perform the Root Zone Maintainer functions on behalf of ICANN. As we perform the Root Zone Maintainer functions under the RZMA, we may be subject to claims challenging the agreement or our performance under the agreement, and we may not have immunity from, or sufficient indemnification for, such claims.
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
We operate two root zone servers and are contracted to perform the Root Zone Maintainer functions. Under ICANN’s New gTLD Program, we face increased risk from these operations.

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
Additionally, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us or ICANN to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business.
The evolution of internet practices and behaviors and the adoption of substitute technologies may impact the demand for domain names.
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct e-commerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet as well as the motivation of domain name registrants and how they will monetize their investment in domain names can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names following an increase in their value. Adverse changes in the resale value of domain names could result in a decrease in the demand and/or renewal rates for domain names in our TLDs obtained for resale.
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
See the “Competition” section in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on February 17, 2017, for further information.
We must establish and maintain strong relationships with registrars and their resellers to maintain their focus on marketing our products and services otherwise our Registry Service business could be harmed.
All of our domain name registrations occur through registrars. Registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names as well as their own associated offerings. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and their resellers focus more on selling and supporting their services and less on the registration and renewal of our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling our TLDs as opposed to other competing TLDs or their own services, our business could be harmed.
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
A failure in the operation or update of the root zone servers, the root zone file, the root zone management system, the TLD name servers, or the TLD zone files that we operate, including, for example, our operation of the .gov registry, or other network functions, could result in a DNS resolution or other service outage or degradation; the deletion of one or more TLDs from the internet; the deletion of one or more second-level domain names from the internet for a period of time; or a misdirection of a domain name to a different server. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or maintain domain names for a period of time. In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. Any of these problems or outages could create potential liability, including liability arising from a failure to meet our service level agreements in our Registry Agreements, and could decrease customer satisfaction, harming our business or resulting in adverse publicity and damage to our reputation that could adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the reliability of our services or call into question our ability to preserve the security and stability of the internet.
Our operating results may be adversely affected as a result of unfavorable market, economic, social and political conditions.
An unfavorable global economic, social and political environment has impacted or may negatively impact, among other things:

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
We could become involved in claims, lawsuits, audits or investigations that may result in adverse outcomes.
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits, audits and investigations, including with respect to the RZMA. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits, audits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
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
As of March 31, 2017, we had $1.8 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.3 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
As of March 31, 2017, we had one billion authorized common shares, of which 101.8 million shares were outstanding. In addition, of our authorized common shares, 11.7 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2017	664	$79.44	664	$376.4	million
February 1 - 28, 2017	550	$82.14	550	$972.2	million
March 1 - 31, 2017	610	$85.39	610	$920.1	million
	1,824		1,824
(1) Effective February 9, 2017, our Board authorized the repurchase of approximately $640.9 million of our common stock, in addition to the $359.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

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

Date: April 27, 2017	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 27, 2017	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer