Form 10-Q
period 2017-06-30
VERISIGN INC/CA
filed 2017-07-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Registrant’s telephone number, including area code: (703) 948-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES   ☒     NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company.” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 21, 2017
Common stock, $.001 par value	99,920,686

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$242,426	$231,945
Marketable securities	1,566,017	1,565,962
Other current assets	35,647	44,435
Total current assets	1,844,090	1,842,342
Property and equipment, net	261,870	266,125
Goodwill	52,527	52,527
Deferred tax assets	20,646	9,385
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	20,118	19,193
Total long-term assets	500,161	492,230
Total assets	$2,344,251	$2,334,572
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$178,250	$203,920
Deferred revenues	715,981	688,265
Subordinated convertible debentures, including contingent interest derivative	628,908	629,764
Total current liabilities	1,523,139	1,521,949
Long-term deferred revenues	292,323	287,424
Senior notes	1,238,107	1,237,189
Deferred tax liabilities	381,513	371,433
Other long-term tax liabilities	112,327	117,172
Total long-term liabilities	2,024,270	2,013,218
Total liabilities	3,547,409	3,535,167
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:325,036 at June 30, 2017 and 324,118 at December 31, 2016; Outstanding shares:100,210 at June 30, 2017 and 103,091 at December 31, 2016	325	324
Additional paid-in capital	16,699,476	16,987,488
Accumulated deficit	(17,900,069)	(18,184,954)
Accumulated other comprehensive loss	(2,890)	(3,453)
Total stockholders’ deficit	(1,203,158)	(1,200,595)
Total liabilities and stockholders’ deficit	$2,344,251	$2,334,572

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$288,552	$286,466	$577,166	$568,342
Costs and expenses:
Cost of revenues	47,644	48,753	98,313	99,335
Sales and marketing	19,474	19,757	37,796	39,784
Research and development	13,510	14,288	26,854	31,031
General and administrative	32,964	27,401	63,972	55,158
Total costs and expenses	113,592	110,199	226,935	225,308
Operating income	174,960	176,267	350,231	343,034
Interest expense	(29,090)	(28,859)	(58,113)	(57,663)
Non-operating income, net	14,002	1,709	15,303	4,830
Income before income taxes	159,872	149,117	307,421	290,201
Income tax expense	(36,772)	(35,907)	(67,909)	(69,535)
Net income	123,100	113,210	239,512	220,666
Realized foreign currency translation adjustments, included in net income	—	85	—	85
Unrealized gain on investments	313	851	678	1,786
Realized gain on investments, included in net income	(96)	(1)	(115)	(67)
Other comprehensive income	217	935	563	1,804
Comprehensive income	$123,317	$114,145	$240,075	$222,470

Earnings per share:
Basic	$1.22	$1.05	$2.35	$2.03
Diluted	$0.99	$0.87	$1.93	$1.68
Shares used to compute earnings per share
Basic	101,060	108,067	101,759	108,829
Diluted	123,980	130,588	124,218	131,084
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$239,512	$220,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	25,172	29,417
Gain on sale of business	(10,607)	—
Stock-based compensation	25,938	22,891
Payment of contingent interest	(7,719)	(6,544)
Amortization of debt discount and issuance costs	7,048	6,590
Other, net	(4,326)	(2,385)
Changes in operating assets and liabilities:
Other assets	8,310	12,632
Accounts payable and accrued liabilities	(30,566)	(28,653)
Deferred revenues	34,246	26,346
Net deferred income taxes and other long-term tax liabilities	41,889	36,039
Net cash provided by operating activities	328,897	316,999
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,356,948	2,056,607
Purchases of marketable securities	(2,351,738)	(2,101,863)
Purchases of property and equipment	(18,974)	(13,458)
Other investing activities	12,108	206
Net cash used in investing activities	(1,656)	(58,508)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	7,997	8,084
Repurchases of common stock	(325,759)	(324,235)
Net cash used in financing activities	(317,762)	(316,151)
Effect of exchange rate changes on cash and cash equivalents	1,002	(33)
Net increase (decrease) in cash and cash equivalents	10,481	(57,693)
Cash and cash equivalents at beginning of period	231,945	228,659
Cash and cash equivalents at end of period	$242,426	$170,966
Supplemental cash flow disclosures:
Cash paid for interest	$58,797	$57,636
Cash paid for income taxes, net of refunds received	$23,662	$13,994
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
Adoption of New Accounting Standards
Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, issued by the Financial Accounting Standards Board (“FASB”). The new guidance requires excess tax benefits and tax deficiencies to be recorded as a discrete adjustment to income tax expense when stock awards vest, rather than in additional paid-in capital when they reduce income taxes payable. The Company also made the accounting policy election, as allowed by the new guidance, to account for forfeitures of stock awards as they occur, rather than estimating forfeitures. These changes were required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative effect of adopting ASU 2016-09 was an increase in Deferred tax assets of $11.0 million, a decrease in Deferred tax liabilities of $36.9 million, an increase in Additional paid-in capital of $2.5 million, and a decrease in Accumulated deficit of $45.4 million, as of January 1, 2017, as a result of recognizing $47.9 million of previously unrecognized excess tax benefits from stock-based compensation, and a $2.5 million adjustment related to the change in accounting policy for forfeitures. Additionally, the new guidance requires cash flows related to excess tax benefits from stock-based compensation to be recognized with other income tax cash flows in operating activities, rather than separately as a financing activity. The Company elected to apply this new cash flow presentation requirement retrospectively, which resulted in an increase to both net cash from operating activities and net cash used in financing activities of $12.7 million for the six months ended June 30, 2016.
Effective January 1, 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which was issued by the FASB. The guidance in the ASU simplifies certain aspects of the goodwill impairment test, including the elimination of the requirement to perform a qualitative assessment of the likelihood of a goodwill impairment for reporting units with a negative carrying value. All of the Company’s goodwill is included in the Registry Services reporting unit which has a negative carrying value. As a result, the Company will no longer be required to perform the qualitative assessment.
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

Note 2.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Cash	$56,748	$39,183
Time deposits	3,173	4,632
Debt securities issued by the U.S. Treasury (Level 1)	1,564,097	1,626,764
Money market funds (Level 1)	191,781	134,790
Equity securities of public companies (Level 1)	1,920	2,174
Total	$1,817,719	$1,807,543

Included in Cash and cash equivalents	$242,426	$231,945
Included in Marketable securities	1,566,017	1,565,962
Included in Other long-term assets (Restricted cash)	9,276	9,636
Total	$1,817,719	$1,807,543
The fair value of the debt securities held as of June 30, 2017 was 1.6 billion, including less than $0.5 million of gross and net unrealized gains. All of the debt securities held as of June 30, 2017 are scheduled to mature in less than one year.
Fair Value Measurements
The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in Cash and cash equivalents. The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices. Debt securities purchased with original maturities in excess of three months are included in Marketable securities. The fair value of the equity securities of public companies is based on quoted market prices and are included in Marketable securities. The fair value of all of these financial instruments are classified as Level 1 in the fair value hierarchy.
The $14.3 million contingent interest derivative on the Subordinated Convertible Debentures as of December 31, 2016 includes $7.7 million contingent interest that was paid in February 2017, and $6.6 million estimated fair value of the contingent interest to be paid in August 2017. As of June 30, 2017, the derivative represents only the $7.5 million contingent interest amount, as determined in February 2017, and to be paid in August 2017. Verisign will have the right to redeem the Subordinated Convertible Debentures under the terms of the indenture, starting August 15, 2017. Therefore, the fair value of the contingent interest embedded derivative for periods after August 15, 2017 is negligible.
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2017, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $3.4 billion as of June 30, 2017. The fair values of the senior notes due 2023 (the “2023 Senior Notes”) and the senior notes due 2025 (the “2025 Senior Notes”) were $772.2 million and $535.0 million, respectively, as of June 30, 2017. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$20,745	$14,385
Accounts receivable, net	9,496	13,051
Income taxes receivable	3,958	15,328
Other	1,448	1,671
Total other current assets	$35,647	$44,435
The Income taxes receivable as of December 31, 2016 primarily consists of the remaining U.S. federal income tax overpayment from prior years, which has been used in 2017 to offset a portion of current year income taxes.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Accounts payable	$27,989	$19,455
Accrued employee compensation	37,297	61,426
Customer deposits, net	48,128	52,173
Interest payable	27,701	27,701
Income taxes payable and other tax liabilities	13,775	23,144
Other accrued liabilities	23,360	20,021
Total accounts payable and accrued liabilities	$178,250	$203,920
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2016, was paid during the six months ended June 30, 2017. Interest payable includes coupon interest on the Subordinated Convertible Debentures, the 2023 Senior Notes and the 2025 Senior Notes. Income taxes payable and other tax liabilities as of December 31, 2016, includes liabilities for foreign income taxes which were paid during the six months ended June 30, 2017.
Note 4. Stockholders’ Deficit
On February 9, 2017, the Company’s Board of Directors authorized the repurchase of approximately $640.9 million of its common stock, in addition to the $359.1 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2017 the Company repurchased 1.7 million and 3.5 million shares of its common stock, respectively, at an average stock price of $90.07 and $85.99, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2017 was $150.5 million and $300.6 million, respectively. As of June 30, 2017, $769.5 million remained available for further repurchases under the share repurchase program.
During the six months ended June 30, 2017, the Company placed 0.3 million shares, at an average stock price of $83.13, and for an aggregate cost of $25.2 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 224.8 million shares of its common stock for an aggregate cost of $8.5 billion, which is presented as a reduction of Additional paid-in capital.

Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Weighted-average shares of common stock outstanding	101,060	108,067	101,759	108,829
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Convertible Debentures	22,530	21,872	21,929	21,472
Unvested RSUs and ESPP	390	649	530	783
Shares used to compute diluted earnings per share	123,980	130,588	124,218	131,084
The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.
Note 6. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$1,802	$1,747	$3,537	$3,588
Sales and marketing	1,457	1,457	2,886	3,090
Research and development	1,482	1,587	2,978	3,290
General and administrative	8,634	6,341	16,537	12,923
Total stock-based compensation expense	$13,375	$11,132	$25,938	$22,891
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
RSUs	$9,220	$8,625	$18,374	$17,758
Performance-based RSUs	3,804	2,285	6,892	4,662
ESPP	960	822	1,941	1,670
Capitalization (Included in Property and equipment, net)	(609)	(600)	(1,269)	(1,199)
Total stock-based compensation expense	$13,375	$11,132	$25,938	$22,891

Note 7. Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Senior Notes	15,234	15,234	30,469	30,469
Amortization of debt discount on Subordinated Convertible Debentures	2,971	2,744	5,882	5,433
Amortization of debt issuance costs and other interest expense	729	725	1,450	1,449
Total interest expense	$29,090	$28,859	$58,113	$57,663
Note 8. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Gain on sale of business	$10,607	$—	$10,607	$—
Interest income	3,309	1,522	5,554	2,564
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	—	(94)	(893)	971
Other, net	86	281	35	1,295
Total non-operating income, net	$14,002	$1,709	$15,303	$4,830
On April 1, 2017, the Company completed the sale of its iDefense business, which resulted in a gain of approximately $10.6 million.
Note 9. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Income tax expense	$36,772	$35,907	$67,909	$69,535
Effective tax rate	23%	24%	22%	24%
The effective tax rate for the three and six months ended June 30, 2017 and 2016 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for six months ended June 30, 2017 is also reduced by $6.7 million of excess tax benefits related to stock-based compensation, which are included in income tax expense, pursuant to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting as discussed in Note 1.
Deferred tax liabilities as of June 30, 2017 reflect the use of a portion of U.S. foreign tax credits during the six months ended June 30, 2017, and an increase in the deferred tax liability related to the Subordinated Convertible Debentures, as well as the deferred tax asset, net of a valuation allowance, for tax credit and tax loss carryforwards related to previously unrecognized excess tax benefits on stock awards which were recorded pursuant to the Company’s adoption of ASU 2016-09.
Note 10. Subsequent Event
On July 5, 2017, the Company issued $550.0 million of 4.75% Senior Notes due July 15, 2027. The Company intends to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. The Company will pay interest on the notes semi-annually on January 15 and July 15, commencing on January 15, 2018. The Company may redeem these senior notes, in whole or in part, at the Company’s option, at times and redemption prices specified in the indenture.

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
Overview
We are a global provider of domain name registry services and internet security, enabling internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key internet infrastructure and services, including the .com and .net domains, two of the internet’s root servers, and the operation of the root zone maintainer function for the core of the internet’s DNS. Our product suite also includes Security Services, consisting of DDoS Protection Services and Managed DNS Services. Revenues from Security Services are not significant in relation to our consolidated revenues. We completed the sale of our iDefense business on April 1, 2017.
As of June 30, 2017, we had approximately 144.3 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•
We recorded revenues of $288.6 million and $577.2 million during the three and six months ended June 30, 2017. This represents an increase of 1% and 2%, respectively, as compared to the same periods in 2016.

•
We recorded operating income of $175.0 million and $350.2 million during the three and six months ended June 30, 2017. This represents a decrease of 1% and an increase of 2% from the same periods of 2016.

•
We finished the second quarter with 144.3 million .com and .net registrations in the domain name base, which represents a 1% increase from June 30, 2016, and a net increase of 0.7 million domain name registrations from March 31, 2017.

•	During the three months ended June 30, 2017, we processed 9.2 million new domain name registrations for .com and .net as compared to 8.6 million for the same period in 2016.

•
The final .com and .net renewal rate for the first quarter of 2017 was 72.5% compared with 74.4% for the same quarter in 2016. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended June 30, 2017, we repurchased 1.7 million shares of our common stock under the share repurchase program for $150.5 million. As of June 30, 2017, $769.5 million remained available for further repurchases under our share repurchase program.

•	Through July 26, 2017, we repurchased an additional 0.4 million shares for $34.0 million under our share repurchase program.

•	We generated cash flows from operating activities of $328.9 million during the six months ended June 30, 2017, compared to $317.0 million in the same period last year.

•	On April 1, 2017, we completed the sale of our iDefense business, which resulted in a pre-tax gain of approximately $10.6 million.

•	On June 28, 2017, we entered into a renewal of the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator of the .net TLD through June 30, 2023.

•
On July 5, 2017, we issued $550.0 million of 4.75% Senior Notes due July 15, 2027. We intend to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program.

•	On July 27, 2017, we announced an increase in the annual fee for a .net domain name registration from $8.20 to $9.02, effective February 1, 2018, per our agreement with ICANN.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	16.5	17.0	17.0	17.5
Sales and marketing	6.7	6.9	6.5	7.0
Research and development	4.7	5.0	4.7	5.5
General and administrative	11.5	9.6	11.1	9.7
Total costs and expenses	39.4	38.5	39.3	39.7
Operating income	60.6	61.5	60.7	60.3
Interest expense	(10.1)	(10.1)	(10.1)	(10.1)
Non-operating income, net	4.9	0.6	2.7	0.8
Income before income taxes	55.4	52.0	53.3	51.0
Income tax expense	(12.7)	(12.5)	(11.8)	(12.2)
Net income	42.7%	39.5%	41.5%	38.8%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We increased the annual fee for a .net domain name registration from $6.79 to $7.46 on February 1, 2016, and from $7.46 to $8.20 on February 1, 2017. On July 27, 2017, we announced an increase in the annual fee for a .net domain name registration from $8.20 to $9.02, effective February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. The annual fee for a .com domain name registration is $7.85 for the duration of the current .com Registry Agreement through November 30, 2024, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Revenues	$288,552	1%	$286,466	$577,166	2%	$568,342
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	June 30, 2017	% Change	June 30, 2016
.com and .net domain name registrations in the domain name base	144.3 million	1%	143.2 million
Revenues increased by $2.1 million and $8.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, which was driven by a 1% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2016 and 2017.
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
We expect revenue in the second half of 2017 to be consistent compared to the revenues from the six months ended June 30, 2017, factoring in the impact of the revenue lost from the sale of the iDefense business.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries including Canada, Australia and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
U.S.	$172,398	4%	$165,756	$345,480	5%	$329,799
EMEA	52,992	1%	52,710	105,719	2%	103,665
China	26,050	(20)%	32,727	53,503	(16)%	63,926
Other	37,112	5%	35,273	72,464	2%	70,952
Total revenues	$288,552		$286,466	$577,166		$568,342
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues grew in the U.S., EMEA and Other regions for the three and six months ended June 30, 2017, as compared to the same period last year, revenues from China decreased. Revenues from China for the three and six months ended June 30, 2016 benefited from the increased volume of registrations in the second half of

2015 and first quarter of 2016, discussed earlier. However, a significant portion of those registrations did not renew, resulting in the decline in revenues from China.
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
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Cost of revenues	$47,644	(2)%	$48,753	$98,313	(1)%	$99,335
Cost of revenues decreased by $1.1 million during the three months ended June 30, 2017, as compared to the same period last year, primarily due to a $1.6 million decrease in depreciation expense related to a decrease in hardware purchases in recent years.
Cost of revenues decreased by $1.0 million during the six months ended June 30, 2017, as compared to the same period last year, primarily due to a $2.4 million decrease in depreciation expenses. Depreciation expenses decreased primarily due to a decrease in hardware capital purchases in recent years.
We expect cost of revenues as a percentage of revenues to decrease slightly during the remainder of 2017 compared to the six months ended June 30, 2017, as a result of the sale of the iDefense business.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Sales and marketing	$19,474	(1)%	$19,757	$37,796	(5)%	$39,784
Sales and marketing expenses remained consistent during the three months ended June 30, 2017, as compared to the same period last year.
Sales and marketing expenses decreased by $2.0 million during the six months ended June 30, 2017, as compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses resulting from a reduction in headcount.
We expect sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2017 compared to the six months ended June 30, 2017, as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Research and development	$13,510	(5)%	$14,288	$26,854	(13)%	$31,031

Research and development expenses remained consistent during the three months ended June 30, 2017, as compared to the same period last year.
Research and development expenses decreased by $4.2 million during the six months ended June 30, 2017, as compared to the same period last year, primarily due to a $3.4 million decrease in salary and employee benefits expenses resulting from a reduction in headcount.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2017 compared to the six months ended June 30, 2017.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
General and administrative	$32,964	20%	$27,401	$63,972	16%	$55,158
General and administrative expenses increased by $5.6 million during the three months ended June 30, 2017, as compared to the same period last year, primarily due to $3.1 million increase in salary and employee benefits expenses, including stock-based compensation, and a combination of other individually insignificant items. Salary and employee benefits expenses increased due to higher average headcount and higher projected achievement levels on certain performance-based RSU grants.
General and administrative expenses increased by $8.8 million during the six months ended June 30, 2017, as compared to the same period last year, primarily due to a $5.6 million increase in salary and employee benefits expenses, including stock-based compensation, a $2.0 million increase in legal expenses, and a combination of other individually insignificant items, partially offset by a $1.7 million decrease in depreciation expenses. Salary and employee benefits expenses, including stock-based compensation expenses increased due to an increase in average headcount and higher projected achievement levels on certain performance-based RSU grants. Legal expenses increased due to higher external legal fees. Depreciation expenses decreased due to lower capital expenditures in recent years.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2017 compared to the six months ended June 30, 2017.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$10,156	$10,156	$20,312	$20,312
Contractual interest on Senior Notes	15,234	15,234	30,469	30,469
Amortization of debt discount on Subordinated Convertible Debentures	2,971	2,744	5,882	5,433
Amortization of debt issuance costs and other interest expense	729	725	1,450	1,449
Total interest expense	$29,090	$28,859	$58,113	$57,663
We expect interest expense to increase during the remainder of 2017 as compared to the six months ended June 30, 2017, due to the additional interest expense related to the senior notes issued in July 2017 and as any contingent interest related to our Subordinated Convertible Debentures that may be triggered in August 2017 will be recorded as interest expense in the third and fourth quarters of 2017 rather than as an offset to the balance of the contingent interest embedded derivative.

Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Gain on sale of business	$10,607	$—	$10,607	$—
Interest income	3,309	1,522	5,554	2,564
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	—	(94)	(893)	971
Other, net	86	281	35	1,295
Total non-operating income, net	$14,002	$1,709	$15,303	$4,830
On April 1, 2017, we completed the sale of our iDefense business, which resulted in a gain of approximately $10.6 million. Interest income increased in both the three and six months ended June 30, 2017 due to higher interest rates.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Income tax expense	$36,772	$35,907	$67,909	$69,535
Effective tax rate	23%	24%	22%	24%
The effective tax rate for the three and six months ended June 30, 2017 and 2016 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for six months ended June 30, 2017 is also reduced by $6.7 million of excess tax benefits related to stock-based compensation, pursuant to the adoption of ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017, as discussed in Note 1 to our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	June 30,	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$242,426	$231,945
Marketable securities	1,566,017	1,565,962
Total	$1,808,443	$1,797,907
As of June 30, 2017, our principal source of liquidity was $242.4 million of cash and cash equivalents and $1.6 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of June 30, 2017, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of June 30, 2017, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.5 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
On July 5, 2017, we issued $550.0 million of 4.75% Senior Notes due July 15, 2027. We intend to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. We will pay interest on the notes semi-annually on January 15 and July 15, commencing on January 15, 2018.
As of June 30, 2017, we had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of June 30, 2017, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of June 30, 2017, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the second quarter of 2017. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through September 30, 2017. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert. The Subordinated Convertible Debentures continue to generate cash tax benefits while they remain outstanding and they are an important part of our capital structure.  Although we will have the right to redeem these debentures under the terms of the indenture starting in August 2017, our intention, based on current conditions, is to not redeem these debentures, which will allow the cash tax benefits to continue to accrue.
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
In summary, our cash flows for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$328,897	$316,999
Net cash used in investing activities	(1,656)	(58,508)
Net cash used in financing activities	(317,762)	(316,151)
Effect of exchange rate changes on cash and cash equivalents	1,002	(33)
Net increase (decrease) in cash and cash equivalents	$10,481	$(57,693)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2017, as compared to the same period last year, primarily due to an increase in cash collected from customers, partially offset by an increase in cash paid for income taxes. Cash received from customers increased primarily due to higher domain name registrations and renewals, and the increases in the .net domain name registration fees in February 2016 and 2017. Cash paid for income taxes increased due to higher foreign income tax payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Net cash used in investing activities decreased during the six months ended June 30, 2017, as compared to the same period last year, primarily due to an increase in sales and maturities of marketable securities, net of purchases, and other investing activities including the proceeds received from the sale of our iDefense business, partially offset by an increase in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and our employee stock purchase plan.
Cash used in financing activities remained consistent during the six months ended June 30, 2017, as compared to the same period last year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 18, 2017, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”) requesting certain material related to the Company becoming the registry operator for the .web gTLD.  We are cooperating with the DOJ. At this time, the Company is unable to estimate a range of potential financial and non-financial outcomes in connection with this matter.
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
Modifications or Amendments. In October 2016, the Company and ICANN entered into an amendment to extend the term of the .com Registry Agreement to November 30, 2024 (the “.com Amendment”). As part of the .com Amendment, the Company and ICANN agreed to negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. We can provide no assurance that any new terms for the .com Registry Agreement that we agree to as a result of the above obligations will not have a material adverse impact on our business, operating results, financial condition, and cash flows.
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
Pricing. Under the terms of the Cooperative Agreement with the DOC and the .com Registry Agreement with ICANN, we are restricted during the term of the Registry Agreement from increasing the price of registrations or renewals of .com domain names above $7.85, except that we are entitled to increase the price up to 7%, with the prior approval of the DOC, due to the imposition of any new Consensus Policies, as established and defined under ICANN’s bylaws and due process, and covering certain items listed in the .com Registry Agreement, or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain that such circumstances will arise, or if they do, whether we would seek, or the DOC would approve, any request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate to the DOC that market conditions no longer warrant such restrictions. However, it is uncertain whether we will seek the removal of such restrictions, or whether the DOC would approve the removal of such restrictions. In comparison, under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of domain name registrations and renewals in these TLDs up to 10% per year. Additionally, ICANN’s registry agreements for new gTLDs do not contain such pricing restrictions.
Vertical integration. Under the .com, .net, and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in several instances. If we were to seek removal of the vertical integration restrictions contained in our agreements, it is uncertain whether ICANN and/or DOC approval would be obtained. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, such vertical integration restrictions do not generally apply to ccTLD registry operators. If registry operators of other TLDs, or ccTLDs, are able to obtain competitive advantages through such vertical integration, it could materially harm our business.
Renewal and Termination. Our .com, .net, and .name Registry Agreements with ICANN contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024, June 30, 2023 and August 15, 2018 respectively. The Registry Agreements for our new gTLDs including our IDN gTLDs are subject to a 10-year term and contain similar “presumptive” renewal rights. If certain terms in our .com and .net Registry Agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements shall be upon terms reasonably necessary to render such terms similar to the registry agreements for those other gTLDs. There can be no assurance that such terms, if they apply, will not have a material adverse impact on our business. A renewal of the .com Registry Agreement must be approved by the DOC, which, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. A failure (i) by ICANN or the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024, or (ii) by ICANN to approve the renewal of the .net Registry Agreement prior to or upon the expiration of its current term on June 30, 2023, would have, absent an extension, a material adverse effect on our business. ICANN could terminate or refuse to renew our .com or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. ICANN’s termination or refusal to renew either the .com or .net Registry Agreement would have a material adverse effect on our business.
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN implemented a Consensus Policy that requires Verisign to receive and display thick-Whois data for .com and .net. The costs of complying or failing to comply with this policy as well as laws and regulations regarding publicly identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
Legal challenges. Our Registry Agreements have faced, and could face in the future, challenges, including possible legal challenges, resulting from our activities or the activities of ICANN, registrars, registrants, and others, and any adverse outcome from such challenges could have a material adverse effect on our business.
Governmental regulation and the application of new and existing laws in the U.S. and overseas may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue, and in some instances has begun to issue, new regulations, and has begun to enforce existing regulations, that could impose additional costs on, and risks to, our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC. In addition to registry operators, certain of such regulations will also require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact the growth of our business in the PRC.
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling, counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have a contract pursuant to which we provide services to the U.S. government and it imposes compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
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
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. Performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on internet users and consumers, and third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, failure to meet contracted service level obligations, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, other outside vendors, or from current, former or contract employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, failure to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.

We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of a security breach at a vendor where Company data is stored or processed, such measures cannot provide absolute security. Breaches of our vendors’ technology, systems and services could expose us or our customers to a risk of loss or misuse of Company data, including but not limited to personal information.
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks have demonstrated that DDoS attacks continue to grow in size and sophistication and have an ability to widely disrupt internet services. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader internet community. Further, we sell DDoS protection services to our Security Services customers. Although we increase our knowledge of and develop new techniques in the identification and mitigation of attacks through the protection of our Security Services customers, the DDoS protection services share some of the infrastructure used in our Registry Services business. Therefore the provision of such services might expose our critical Registry Services infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any attacks directed specifically against us and our networks.
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
Role of foreign governments. Some governments and members of the multi-stakeholder community have questioned ICANN’s role with respect to internet governance and, as a result, could seek a multilateral oversight body as a replacement. Additionally, the role of ICANN’s Governmental Advisory Committee, which is comprised of representatives of national governments, could change, giving governments more control of certain aspects of internet governance. Some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. Changes to the roles that foreign governments play in internet governance could materially and adversely impact our business.

We operate two root zone servers and are contracted to perform the Root Zone Maintainer functions. Under ICANN’s New gTLD Program, we face increased risk from these operations.
We operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the internet. Under the RZMA, we play an important operational role in support of a key IANA function as the Root Zone Maintainer. In this role, we provision and publish the authoritative root zone data and make it available to all root server operators.
Under its New gTLD Program, ICANN has directed delegations into the root zone of a large number of new gTLDs. In view of our role as the Root Zone Maintainer, and as a root server operator, we face increased risks should ICANN’s delegation of these new gTLDs, which represent unprecedented changes to the root zone in volume and frequency, cause security and stability problems within the DNS and/or for parties who rely on the DNS. Such risks include potential instability of the DNS including potential fragmentation of the DNS should ICANN’s delegations create sufficient instability, and potential claims based on our role in the root zone provisioning and delegation process. These risks, alone or in the aggregate, have the potential to cause serious harm to our Registry Services business. Further, our business could also be harmed through security, stability and resiliency degradation if the delegation of new gTLDs into the root zone causes problems to certain components of the DNS ecosystem or other aspects of the global DNS, or other relying parties are negatively impacted as a result of domain name collisions or other new gTLD security issues, such as exposure or other leakage of private or sensitive information.
Additionally, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root KSK rollover, functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN or relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business.
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
Approximately 1,200 new gTLDs have already been delegated in this current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs after the completion of the current round, the timing of which remains uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and expanded upon in our more recent publications, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. It is anticipated that as additional new gTLDs are delegated more domain name collisions and associated security issues will occur.
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
Our agreements with ICANN to provide registry services in connection with our new gTLDs, including our IDN gTLDs, and our agreements to provide back-end registry services directly to other registry operators and indirectly through reseller relationships expose us to operational and other risks. For example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors.
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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a web presence. We have been contracted to be the registry operator for new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
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
All of our domain name registrations occur through registrars. Registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names as well as their own associated offerings. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and their resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling domain names in our TLDs as opposed to other competing TLDs or their own services, our business could be harmed.
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
In addition, our Registry Services business and certain of our other services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers, some or all of which have had periodic operational problems or experienced outages in the past beyond our scope of control. In addition, if these service providers do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
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
As of June 30, 2017, we had $1.8 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.6 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
As of June 30, 2017, we had one billion authorized common shares, of which 100.2 million shares were outstanding. In addition, of our authorized common shares, 14.1 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our indebtedness.
We have a significant amount of outstanding debt, and we may incur additional indebtedness in the future. See Note 10, “Subsequent Events,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. Our substantial indebtedness, including any future indebtedness, requires us to dedicate a significant portion of our cash flow from operations or to arrange alternative liquidity sources to make principal and interest payments, when due, or to repurchase or settle our debt, if triggered, by certain corporate events, certain events of default, or conversion. It could also limit our flexibility in planning for or reacting to changes in our business and our industry, or make required capital expenditures and investments in our business; make it difficult or more expensive to refinance our debt or obtain new debt; trigger an event of default; and increase our vulnerability to adverse changes in general economic and industry conditions. Some of our debt contains covenants which may limit our operating flexibility, including restrictions on share repurchases, dividends, prepayment or repurchase of debt, acquisitions, disposing of assets, if we do not continue to meet certain financial ratios. Any rating assigned to our debt securities could be lowered or withdrawn by a rating agency, which could make it more difficult or more expensive for us to obtain additional debt financing in the future. The settlement amount, contingent interest, and potential recapture of income tax deductions related to our Subordinated Convertible Debentures can be substantial, and can increase significantly based on changes in our stock price. The occurrence of any of the foregoing factors could have a material adverse effect on our business, cash flows, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 – 30, 2017	516	$88.05	516	$874.6	million
May 1 - 31, 2017	586	$89.66	586	$822.1	million
June 1 - 30, 2017	569	$92.31	569	$769.5	million
	1,671		1,671
(1) Effective February 9, 2017, our Board authorized the repurchase of approximately $640.9 million of our common stock, in addition to the $359.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 5.	OTHER INFORMATION
At the Annual Meeting of Stockholders held on May 25, 2017, a majority of shares voted in favor of holding an advisory vote to approve executive compensation every year. Verisign’s Board of Directors has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Board of Directors in the proxy statement for the Annual Meeting, that Verisign will hold an annual advisory vote to approve executive compensation.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

4.1	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

10.01	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO]				X

10.02	Form of Amended and Restated Change-in-Control and Retention Agreement				X

10.03	.net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017	8-K	6/28/17	10.1

10.04	Registration Rights Agreement, dated as of July 5, 2017, between VeriSign, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers.	8-K	7/5/17	10.1

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

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

Date: July 27, 2017	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 27, 2017	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer