Form 10-Q
period 2017-09-30
VERISIGN INC/CA
filed 2017-10-26
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 20, 2017
Common stock, $.001 par value	98,570,102

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$286,822	$231,945
Marketable securities	2,078,905	1,565,962
Other current assets	40,293	44,435
Total current assets	2,406,020	1,842,342
Property and equipment, net	265,306	266,125
Goodwill	52,527	52,527
Deferred tax assets	20,458	9,385
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	19,052	19,193
Total long-term assets	502,343	492,230
Total assets	$2,908,363	$2,334,572
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$193,462	$203,920
Deferred revenues	717,586	688,265
Subordinated convertible debentures, including contingent interest derivative	624,474	629,764
Total current liabilities	1,535,522	1,521,949
Long-term deferred revenues	289,262	287,424
Senior notes	1,781,912	1,237,189
Deferred tax liabilities	401,359	371,433
Other long-term tax liabilities	130,246	117,172
Total long-term liabilities	2,602,779	2,013,218
Total liabilities	4,138,301	3,535,167
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares:325,172 at September 30, 2017 and 324,118 at December 31, 2016; Outstanding shares:98,865 at September 30, 2017 and 103,091 at December 31, 2016	325	324
Additional paid-in capital	16,570,518	16,987,488
Accumulated deficit	(17,797,627)	(18,184,954)
Accumulated other comprehensive loss	(3,154)	(3,453)
Total stockholders’ deficit	(1,229,938)	(1,200,595)
Total liabilities and stockholders’ deficit	$2,908,363	$2,334,572

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$292,428	$287,554	$869,594	$855,896
Costs and expenses:
Cost of revenues	47,333	49,807	145,646	149,142
Sales and marketing	18,667	18,647	56,463	58,431
Research and development	12,715	14,324	39,569	45,355
General and administrative	32,654	30,000	96,626	85,158
Total costs and expenses	111,369	112,778	338,304	338,086
Operating income	181,059	174,776	531,290	517,810
Interest expense	(37,756)	(28,919)	(95,869)	(86,582)
Non-operating income, net	6,241	3,262	21,544	8,092
Income before income taxes	149,544	149,119	456,965	439,320
Income tax expense	(34,645)	(34,692)	(102,554)	(104,227)
Net income	114,899	114,427	354,411	335,093
Realized foreign currency translation adjustments, included in net income	—	—	—	85
Unrealized gain (loss) on investments	61	(485)	739	1,301
Realized gain on investments, included in net income	(325)	(11)	(440)	(78)
Other comprehensive (loss) income	(264)	(496)	299	1,308
Comprehensive income	$114,635	$113,931	$354,710	$336,401

Earnings per share:
Basic	$1.15	$1.08	$3.51	$3.10
Diluted	$0.93	$0.90	$2.85	$2.58
Shares used to compute earnings per share
Basic	99,614	106,307	101,036	107,982
Diluted	124,074	127,750	124,162	129,967
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$354,411	$335,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	37,665	44,114
Gain on sale of business	(10,421)	—
Stock-based compensation	40,043	35,745
Payment of contingent interest	(15,232)	(13,385)
Amortization of debt discount and issuance costs	10,827	9,971
Other, net	(8,942)	(5,355)
Changes in operating assets and liabilities:
Other assets	4,566	14,278
Accounts payable and accrued liabilities	(9,524)	(8,285)
Deferred revenues	32,790	19,470
Net deferred income taxes and other long-term tax liabilities	67,385	56,397
Net cash provided by operating activities	503,568	488,043
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	3,895,675	3,029,699
Purchases of marketable securities	(4,398,787)	(2,917,743)
Purchases of property and equipment	(40,609)	(19,889)
Deposits to acquire intangible assets	—	(143,000)
Other investing activities	12,102	171
Net cash used in investing activities	(531,619)	(50,762)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	12,915	13,670
Repurchases of common stock	(474,290)	(501,934)
Proceeds from borrowings, net of issuance costs	543,185	—
Net cash provided by (used in) financing activities	81,810	(488,264)
Effect of exchange rate changes on cash and cash equivalents	1,118	109
Net increase (decrease) in cash and cash equivalents	54,877	(50,874)
Cash and cash equivalents at beginning of period	231,945	228,659
Cash and cash equivalents at end of period	$286,822	$177,785
Supplemental cash flow disclosures:
Cash paid for interest	$86,622	$84,930
Cash paid for income taxes, net of refunds received	$22,717	$14,474
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
Adoption of New Accounting Standards
Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, issued by the Financial Accounting Standards Board (“FASB”). The new guidance requires excess tax benefits and tax deficiencies to be recorded as a discrete adjustment to income tax expense when stock awards vest, rather than in additional paid-in capital when they reduce income taxes payable. The Company also made the accounting policy election, as allowed by the new guidance, to account for forfeitures of stock awards as they occur, rather than estimating forfeitures. These changes were required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative effect of adopting ASU 2016-09 was an increase in Deferred tax assets of $11.0 million, a decrease in Deferred tax liabilities of $24.4 million, an increase in Additional paid-in capital of $2.5 million, and a decrease in Accumulated deficit of $32.9 million, as of January 1, 2017, as a result of recognizing $35.4 million of previously unrecognized excess tax benefits from stock-based compensation, and a $2.5 million adjustment related to the change in accounting policy for forfeitures. The impacts to Deferred tax liabilities, and Accumulated deficit related to previously unrecognized excess tax benefits, reflect immaterial adjustments recorded during the third quarter of 2017, upon completion of the Company’s 2016 U.S. federal income tax return. Additionally, the new guidance requires cash flows related to excess tax benefits from stock-based compensation to be recognized with other income tax cash flows in operating activities, rather than separately as a financing activity. The Company elected to apply this new cash flow presentation requirement retrospectively, which resulted in an increase to both net cash from operating activities and net cash used in financing activities of $15.6 million for the nine months ended September 30, 2016.
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
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. The FASB also issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The Company’s evaluation of the new revenue guidance is substantially complete. Other than the inclusion of the additional required disclosures, the Company does not currently expect the adoption of the new revenue standard to have a material impact on its consolidated financial statements.
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

Note 2.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Cash	$33,466	$39,183
Time deposits	3,139	4,632
Money market funds (Level 1)	259,499	134,790
Debt securities issued by the U.S. Treasury (Level 1)	2,078,882	1,626,764
Equity securities of public companies (Level 1)	23	2,174
Total	$2,375,009	$1,807,543

Included in Cash and cash equivalents	$286,822	$231,945
Included in Marketable securities	2,078,905	1,565,962
Included in Other long-term assets (Restricted cash)	9,282	9,636
Total	$2,375,009	$1,807,543
The fair value of the debt securities held as of September 30, 2017 was $2.1 billion, including less than $0.5 million of gross and net unrealized gains. All of the debt securities held as of September 30, 2017 are scheduled to mature in less than one year.
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
The $14.3 million contingent interest derivative on the Subordinated Convertible Debentures as of December 31, 2016 included $7.7 million contingent interest that was paid in February 2017, and $6.6 million estimated fair value of the $7.5 million contingent interest that was to be paid in August 2017. Effective August 15, 2017, Verisign has the right to redeem the Subordinated Convertible Debentures under the terms of the indenture. Therefore, the fair value of the contingent interest embedded derivative for periods after August 15, 2017 is negligible.
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2017, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $3.9 billion as of September 30, 2017. The fair values of the senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $776.1 million, $540.9 million, and 567.4 million, respectively, as of September 30, 2017. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$20,004	$14,385
Accounts receivable, net	12,584	13,051
Income taxes receivable	4,026	15,328
Other	3,679	1,671
Total other current assets	$40,293	$44,435
The Income taxes receivable as of December 31, 2016 primarily consists of the remaining U.S. federal income tax overpayment from prior years, which has been used in 2017 to offset a portion of current year income taxes.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Accounts payable	$18,218	$19,455
Accrued employee compensation	37,292	61,426
Customer deposits, net	53,743	52,173
Interest payable	41,360	27,701
Income taxes payable and other tax liabilities	23,018	23,144
Other accrued liabilities	19,831	20,021
Total accounts payable and accrued liabilities	$193,462	$203,920
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2016, was paid during the nine months ended September 30, 2017. Interest payable includes coupon and contingent interest on the Subordinated Convertible Debentures, and interest payable on the 2023 Senior Notes the 2025 Senior Notes, and the 2027 Senior Notes. Income taxes payable and other tax liabilities primarily includes amounts payable for U.S. and foreign income taxes which are paid during the following year.
Note 4. Stockholders’ Deficit
On February 9, 2017, the Company’s Board of Directors authorized the repurchase of approximately $640.9 million of its common stock, in addition to the $359.1 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2017 the Company repurchased 1.5 million and 5.0 million shares of its common stock, respectively, at an average stock price of $100.30 and $90.21, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2017 was $147.0 million and $447.6 million, respectively. As of September 30, 2017, $622.5 million remained available for further repurchases under the share repurchase program.
During the nine months ended September 30, 2017, the Company placed 0.3 million shares, at an average stock price of $83.88, and for an aggregate cost of $26.7 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 226.3 million shares of its common stock for an aggregate cost of $8.6 billion, which is presented as a reduction of Additional paid-in capital.

Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Weighted-average shares of common stock outstanding	99,614	106,307	101,036	107,982
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Convertible Debentures	23,956	20,789	22,605	21,244
Unvested RSUs and ESPP	504	654	521	741
Shares used to compute diluted earnings per share	124,074	127,750	124,162	129,967
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
Note 6. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$1,774	$1,779	$5,311	$5,367
Sales and marketing	1,369	1,129	4,255	4,219
Research and development	1,575	1,676	4,553	4,966
General and administrative	9,387	8,270	25,924	21,193
Total stock-based compensation expense	$14,105	$12,854	$40,043	$35,745
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
RSUs	$10,556	$10,276	$28,930	$28,034
Performance-based RSUs	3,100	2,216	9,992	6,878
ESPP	1,000	924	2,941	2,594
Capitalization (included in Property and equipment, net)	(551)	(562)	(1,820)	(1,761)
Total stock-based compensation expense	$14,105	$12,854	$40,043	$35,745
Note 7. Debt and Interest Expense

On July 5, 2017, the Company issued $550.0 million of 4.75% senior unsecured notes due July 15, 2027. The Company intends to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares of its common stock under its share repurchase program. The Company will pay interest on the notes semi-annually on January 15 and July 15, commencing on January 15, 2018. The Company may redeem these senior notes, in whole or in part, at the Company’s option, at times and redemption prices specified in the indenture. In connection with the offering the Company incurred $6.8 million of issuance costs which are presented on the balance sheet as a reduction of the debt obligation. The issuance costs are being amortized to Interest expense over the 10 year term of the notes.

The following table presents the components of the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$12,426	$10,156	$32,738	$30,469
Contractual interest on Senior Notes	21,403	15,235	51,872	45,704
Amortization of debt discount on Subordinated Convertible Debentures	3,034	2,802	8,916	8,235
Amortization of debt issuance costs and other interest expense	893	726	2,343	2,174
Total interest expense	$37,756	$28,919	$95,869	$86,582
Effective August 15, 2017, Verisign has the right to redeem the Subordinated Convertible Debentures under the terms of the indenture. Therefore, the fair value of the contingent interest embedded derivative for periods after August 15, 2017 is negligible. Contingent interest for periods after August 15, 2017 is included in Contractual interest of Subordinated Convertible Debentures.

Note 8. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest income	$5,832	$1,728	$11,386	$4,292
(Loss) gain on sale of business	(186)	—	10,421	—
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	—	1,440	(893)	2,411
Other, net	595	94	630	1,389
Total non-operating income, net	$6,241	$3,262	$21,544	$8,092
On April 1, 2017, the Company completed the sale of its iDefense business, which resulted in a gain of approximately $10.4 million for the nine months ended September 30, 2017.
Note 9. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Income tax expense	$34,645	$34,692	$102,554	$104,227
Effective tax rate	23%	23%	22%	24%
The effective tax rate for the three and nine months ended September 30, 2017 and 2016 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for nine months ended September 30, 2017 is also reduced by $8.2 million of excess tax benefits related to stock-based compensation, which are included in income tax expense, pursuant to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting as discussed in Note 1.
Deferred tax assets, net of a valuation allowance, and liabilities as of September 30, 2017 reflect the use of a portion of U.S. foreign tax credits during the nine months ended September 30, 2017, an increase in the deferred tax liability related to the Subordinated Convertible Debentures, as well as the recognition of previously unrecognized excess tax benefits on stock awards which were recorded pursuant to the Company’s adoption of ASU 2016-09.

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
As of September 30, 2017, we had approximately 145.8 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•
We recorded revenues of $292.4 million and $869.6 million during the three and nine months ended September 30, 2017. This represents an increase of 2% in each period compared to the same periods in 2016.

•
We recorded operating income of $181.1 million and $531.3 million during the three and nine months ended September 30, 2017. This represents an increase of 4% and 3%, respectively, compared to the same periods of 2016.

•
We finished the third quarter with 145.8 million .com and .net registrations in the domain name base, which represents a 1% increase from September 30, 2016, and a net increase of 1.5 million domain name registrations from June 30, 2017.

•	During the three months ended September 30, 2017, we processed 8.9 million new domain name registrations for .com and .net compared to 8.3 million for the same period in 2016.

•
The final .com and .net renewal rate for the second quarter of 2017 was 74.0% compared with 73.8% for the same quarter in 2016. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended September 30, 2017, we repurchased 1.5 million shares of our common stock under the share repurchase program for $147.0 million. As of September 30, 2017, $622.5 million remained available for further repurchases under our share repurchase program.

•	Through October 25, 2017, we repurchased an additional 0.4 million shares for $41.4 million under our share repurchase program.

•	We generated cash flows from operating activities of $503.6 million during the nine months ended September 30, 2017, compared to $488.0 million in the same period last year.

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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	16.2	17.3	16.7	17.4
Sales and marketing	6.4	6.5	6.5	6.8
Research and development	4.3	5.0	4.6	5.3
General and administrative	11.2	10.4	11.1	10.0
Total costs and expenses	38.1	39.2	38.9	39.5
Operating income	61.9	60.8	61.1	60.5
Interest expense	(12.9)	(10.0)	(11.0)	(10.1)
Non-operating income, net	2.1	1.1	2.5	0.9
Income before income taxes	51.1	51.9	52.6	51.3
Income tax expense	(11.8)	(12.1)	(11.8)	(12.1)
Net income	39.3%	39.8%	40.8%	39.2%
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
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Revenues	$292,428	2%	$287,554	$869,594	2%	$855,896
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	September 30, 2017	% Change	September 30, 2016
.com and .net domain name registrations in the domain name base	145.8 million	1%	144.1 million
Revenues increased by $4.9 million and $13.7 million during the three and nine months ended September 30, 2017, respectively, compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, which was driven by a 1% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2016 and 2017.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. During the second half of 2015 and the first quarter of 2016 we experienced an increased volume of new domain name registrations primarily from our registrars in China.  The volume of these new registrations was inconsistent and episodic compared to prior periods, and by the end of the first quarter of 2016, reverted back to a more normalized registration pace. However, periods of economic uncertainty, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will manage their investment in domain names, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2017 and beyond.
We expect the rate of growth in revenues will increase in the fourth quarter of 2017 compared to the nine months ended September 30, 2017, as a result of continued growth in the aggregate number of domain names ending in .com and increases in the .net domain name registration fees in February 2016 and 2017.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries including Canada, Australia and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
U.S.	$173,433	3%	$167,796	$518,913	4%	$497,595
EMEA	52,790	2%	51,615	158,509	2%	155,280
China	27,177	(18)%	33,224	80,680	(17)%	97,150
Other	39,028	12%	34,919	111,492	5%	105,871
Total revenues	$292,428		$287,554	$869,594		$855,896

Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. The impacts of these changes are reflected in the growth rates in the U.S. and Other regions. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Although revenues grew in the U.S., EMEA and Other regions for the three and nine months ended September 30, 2017, compared to the same period last year, revenues from China decreased. Revenues from China for the three and nine months ended September 30, 2016 benefited from the increased volume of registrations in the second half of 2015 and first quarter of 2016, discussed earlier. However, a significant portion of those registrations did not renew, resulting in the decline in revenues from China.
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
A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Cost of revenues	$47,333	(5)%	$49,807	$145,646	(2)%	$149,142
Cost of revenues decreased by $2.5 million during the three months ended September 30, 2017, compared to the same period last year, primarily due to a $1.6 million decrease in depreciation expense and a $1.5 million decrease in salary and employee benefits expenses. Depreciation expense decreased as a result of lower hardware purchases in recent years. Salary and employee benefits expenses decreased primarily due to a reduction in average headcount related to the sale of the iDefense business.
Cost of revenues decreased by $3.5 million during the nine months ended September 30, 2017, compared to the same period last year, primarily due to a decrease of $4.1 million in depreciation expenses and $1.8 million in salary and employee benefits expenses, partially offset by a $1.5 million increase in telecommunication expenses. Depreciation expenses decreased primarily due to lower hardware purchases in recent years. Salary and employee benefits expenses decreased primarily due to a reduction in average headcount related to the sale of the iDefense business. Telecommunication expenses increased as a result of an increase in network costs supporting our operations.
We expect cost of revenues as a percentage of revenues to remain consistent during the fourth quarter of 2017 compared to the nine months ended September 30, 2017.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Sales and marketing	$18,667	—%	$18,647	$56,463	(3)%	$58,431
Sales and marketing expenses remained consistent during the three months ended September 30, 2017, compared to the same period last year as a $1.7 million decrease in salary and employee benefits expenses was offset by a $1.7 million increase in advertising and marketing expenses. Salary and employee benefits expenses decreased as a result of a reduction in headcount. Advertising and marketing expenses increased primarily due to increases in costs related to certain marketing campaigns supporting our Registry Services business.

Sales and marketing expenses decreased by $2.0 million during the nine months ended September 30, 2017, compared to the same period last year, primarily due to a $3.2 million decrease in salary and employee benefits expenses, partially offset by a $2.4 million increase in advertising and marketing expenses. Salary and employee benefits expenses decreased as a result of a reduction in headcount. Advertising and marketing expenses increased primarily due to increases in costs related to certain marketing campaigns supporting our Registry Services business.
We expect sales and marketing expenses as a percentage of revenues to increase during the fourth quarter of 2017 compared to the nine months ended September 30, 2017, as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
Research and development	$12,715	(11)%	$14,324	$39,569	(13)%	$45,355
Research and development expenses decreased by $1.6 million during the three months ended September 30, 2017, compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses resulting from a reduction in headcount.
Research and development expenses decreased by $5.8 million during the nine months ended September 30, 2017, compared to the same period last year, primarily due to a decrease in salary and employee benefits expenses resulting from a reduction in headcount.
We expect research and development expenses as a percentage of revenues to remain consistent during the fourth quarter of 2017 compared to the nine months ended September 30, 2017.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in thousands)
General and administrative	$32,654	9%	$30,000	$96,626	13%	$85,158
General and administrative expenses increased by $2.7 million during the three months ended September 30, 2017, compared to the same period last year, primarily due to a combination of individually insignificant items.
General and administrative expenses increased by $11.5 million during the nine months ended September 30, 2017, compared to the same period last year, primarily due to a $6.6 million increase in salary and employee benefits expenses, including stock-based compensation, a $3.1 million increase in legal expenses and a combination of other individually insignificant items, partially offset by a $2.3 million decrease in depreciation expenses. Salary and employee benefits expenses, including stock-based compensation expenses increased due to an increase in average headcount and higher projected achievement levels on certain performance-based RSU grants. Legal expenses increased due to higher external legal fees. Depreciation expenses decreased due to lower capital expenditures in recent years.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the fourth quarter of 2017 compared to the nine months ended September 30, 2017.

Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$12,426	$10,156	$32,738	$30,469
Contractual interest on Senior Notes	21,403	15,235	51,872	45,704
Amortization of debt discount on Subordinated Convertible Debentures	3,034	2,802	8,916	8,235
Amortization of debt issuance costs and other interest expense	893	726	2,343	2,174
Total interest expense	$37,756	$28,919	$95,869	$86,582
We expect interest expense as a percent of revenues to increase during the fourth quarter of 2017 compared to the nine months ended September 30, 2017, due to the additional interest expense related to the senior notes issued in July 2017 and due to the contingent interest related to our Subordinated Convertible Debentures. Effective August 15, 2017, we have the right to redeem the Subordinated Convertible Debentures under the terms of the indenture. Therefore, the fair value of the contingent interest embedded derivative for periods after August 15, 2017 is negligible, and any future contingent interest is recognized as interest expense.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest income	$5,832	$1,728	$11,386	$4,292
(Loss) gain on sale of business	(186)	—	10,421	—
Unrealized gain (loss) on contingent interest derivative on Subordinated Convertible Debentures	—	1,440	(893)	2,411
Other, net	595	94	630	1,389
Total non-operating income, net	$6,241	$3,262	$21,544	$8,092
On April 1, 2017, we completed the sale of our iDefense business, which resulted in a gain of approximately $10.4 million for the nine months ended September 30, 2017. Interest income increased in both the three and nine months ended September 30, 2017 due to higher amounts invested in marketable securities and higher interest rates.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Income tax expense	$34,645	$34,692	$102,554	$104,227
Effective tax rate	23%	23%	22%	24%
The effective tax rate for the three and nine months ended September 30, 2017 and 2016 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for nine months ended September 30, 2017 is also reduced by $8.2 million of excess tax benefits related to stock-based compensation, pursuant to the adoption of ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017, as discussed in Note 1 to our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	September 30,	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$286,822	$231,945
Marketable securities	2,078,905	1,565,962
Total	$2,365,727	$1,797,907
As of September 30, 2017, our principal source of liquidity was $286.8 million of cash and cash equivalents and $2.1 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of September 30, 2017, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As of September 30, 2017, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.6 billion. Our intent remains to indefinitely reinvest these funds outside of the U.S. and accordingly, we have not provided deferred U.S. taxes for these funds. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
On July 5, 2017, we issued $550.0 million of 4.75% senior unsecured notes due July 15, 2027. We intend to use the proceeds for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. We will pay interest on the notes semi-annually on January 15 and July 15, commencing on January 15, 2018. Additionally, as of September 30, 2017, we also had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of September 30, 2017, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of September 30, 2017, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. The price of our common stock exceeded the conversion price threshold trigger during the third quarter of 2017. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through December 31, 2017. We do not expect a material amount of the Subordinated Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Subordinated Convertible Debentures. If a holder elects to convert its Subordinated Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. If we choose not to pursue or cannot complete an exchange in lieu of conversion, we currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Subordinated Convertible Debentures in cash. However, if the principal amount of the Subordinated Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Subordinated Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Subordinated Convertible Debentures that holders elect to convert. The Subordinated Convertible Debentures continue to generate cash tax benefits while they remain outstanding and they are an important part of our capital structure.  Although we have the right to redeem these debentures under the terms of the indenture, our intention, based on current conditions, is to not redeem these debentures, which will allow the cash tax benefits to continue to accrue.
We paid contingent interest of $7.7 million in February 2017 and $7.5 million in August 2017 in addition to the normal coupon interest. In August 2017, the upside trigger on the Subordinated Convertible Debentures was met again, and we will pay contingent interest of $9.1 million in February 2018.
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
In summary, our cash flows for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$503,568	$488,043
Net cash used in investing activities	(531,619)	(50,762)
Net cash provided by (used in) financing activities	81,810	(488,264)
Effect of exchange rate changes on cash and cash equivalents	1,118	109
Net increase (decrease) in cash and cash equivalents	$54,877	$(50,874)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the nine months ended September 30, 2017, compared to the same period last year, primarily due to an increase in cash collected from customers, partially offset by an increase in cash paid to suppliers and employees and an increase in cash paid for income taxes. Cash received from customers increased primarily due to higher .com domain name registrations and renewals, and the increases in the .net domain name registration fees in February 2016 and 2017. Cash paid to suppliers and employees increased primarily due to the timing of certain vendor payments. Cash paid for income taxes increased due to higher foreign income tax payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Net cash used in investing activities increased during the nine months ended September 30, 2017, compared to the same period last year, primarily due to an increase in purchases of marketable securities, net of proceeds from sales and maturities, an increase in purchases of property and equipment, partially offset by the payments made in third quarter of 2016 for the future assignment of the rights to the .web gTLD, and an increase in other investing activities including the proceeds received from the sale of our iDefense business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from borrowings, and our employee stock purchase plan.
The change in net cash provided by (used in) financing activities during the nine months ended September 30, 2017, compared to the same period last year, was primarily due to the proceeds from the issuance of the 4.75% senior notes due 2027 in the third quarter of 2017, net of issuance costs, and a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2016 other than the issuance of the 4.75% senior notes due 2027 and an increase in marketable securities.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display thick-Whois data for .com and .net. The costs of complying or failing to comply with this policy as well as laws and regulations regarding publicly identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
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
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue, and in some instances has begun to issue, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of Registry Services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC. In addition to registry operators, certain of such regulations will also require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact the growth of our business in the PRC.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, other outside vendors, or from current, former or contract employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.

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
Furthermore, as part of the transition, the NTIA discharged us from our obligations under the Cooperative Agreement to perform the Root Zone functions and we entered into a new agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”) under which we now perform the Root Zone Maintainer functions on behalf of ICANN. As we perform the Root Zone Maintainer functions under the RZMA, we may be subject to claims challenging the agreement or our performance under the agreement, and we may not have immunity from, or sufficient indemnification for, such claims.
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
Additionally, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root KSK rollover, functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN, external DNS vendors and service providers, or relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business. In particular, because root KSK rollover involves updates both to certain keys managed by us in our role as Root Zone Maintainer and to corresponding keys maintained by external DNS vendors and service providers’ DNSSEC implementations, if such external parties are not adequately prepared for and/or do not appropriately effectuate root key updates, any root KSK rollover, including the rollover currently planned by ICANN, may introduce substantial risk to relying parties. Even where we have correctly implemented our key updates, we could face potential legal claims and reputational harm if the failures described occur.
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

•
the introduction and consumer acceptance of new generations of mobile devices, and in particular the use of alternative internet navigation mechanisms other than web browsers with those new generations of mobile devices;

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
Over 1,200 new gTLDs have already been delegated in the current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs after the completion of the current round, the timing of which remains uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and expanded upon in our more recent publications, we continue to believe there are issues regarding the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. It is anticipated that as additional new gTLDs are delegated more domain name collisions and associated security issues will occur.
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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a web presence. We have been designated as the registry operator for new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and developers of desktop and mobile device software may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
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
With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including the new gTLDs, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and their resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in our TLDs as opposed to other competing TLDs, including the new gTLDs, or their own services, our business could be harmed.
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

•	current and future demand for our services, including decreases as a result of reduced spending on information technology and communications by our customers;

•	price competition for our products and services;

•	the price of our common stock;

•	our liquidity and our associated ability to execute on any share repurchase plans; and

•	our ability to service our debt, to obtain financing or assume new debt obligations.

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

A significant portion of our revenues is derived from customers outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting ccTLDs, which we do not operate;

•	legal uncertainty regarding liability, enforcing our contracts, and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information, including complying with the customer verification requirements of certain countries;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.
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

We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold. In addition, in the U.S. and most other countries, word marks solely for TLDs have currently not been successfully registered as trademarks. Accordingly, we may not be able to fully realize or maintain the value of these intellectual property assets.
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
We explore possible strategic initiatives which may include, among other things, the investment in, and the pursuit of, new revenue streams, services or products, changes to our offerings, initiatives to leverage our patent portfolio, our Security Services business, back-end registry services and IDN gTLDs. In addition, we have evaluated and are pursuing and will continue to evaluate and pursue acquisitions of TLDs that are currently in operation and those that have not yet been awarded or delegated as long as they support our growth strategy.
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
Various legislative changes that would reform U.S. corporate tax laws have been or may be proposed by the Trump administration as well as members of Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on foreign earnings and potentially limit the deductibility of interest payments. We are unable to predict whether these or other proposals will be implemented. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted, such legislation could have a material adverse impact on our tax expense or cash flow.
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
As of September 30, 2017, we had $2.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $2.1 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

•
adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, easements or other encumbrances, a government exercising its right of eminent domain, or other factors;

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
As of September 30, 2017, we had one billion authorized common shares, of which 98.9 million shares were outstanding. In addition, of our authorized common shares, 14.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our indebtedness.
We have a significant amount of outstanding debt, and we may incur additional indebtedness in the future. See Note 7, “Debt and Interest Expense,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. Our substantial indebtedness, including any future indebtedness, requires us to dedicate a significant portion of our cash flow from operations or to arrange alternative liquidity sources to make principal and interest payments, when due, or to repurchase or settle our debt, if triggered, by certain corporate events, certain events of default, or conversion. It could also limit our flexibility in planning for or reacting to changes in our business and our industry, or make required capital expenditures and investments in our business; make it difficult or more expensive to refinance our debt or obtain new debt; trigger an event of default; and increase our vulnerability to adverse changes in general economic and industry conditions. Some of our debt contains covenants which may limit our operating flexibility, including restrictions on share repurchases, dividends, prepayment or repurchase of debt, acquisitions, disposing of assets, if we do not continue to meet certain financial ratios. Any rating assigned to our debt securities could be lowered or withdrawn by a rating agency, which could make it more difficult or more expensive for us to obtain additional debt financing in the future. The settlement amount, contingent interest, and potential recapture of income tax deductions related to our Subordinated Convertible Debentures can be substantial, and can increase significantly based on changes in our stock price. The occurrence of any of the foregoing factors could have a material adverse effect on our business, cash flows, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2017	414	$96.56	414	$729.5	million
August 1 - 31, 2017	543	$99.77	543	$675.4	million
September 1 - 30, 2017	509	$103.89	509	$622.5	million
	1,466		1,466
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

Date: October 26, 2017	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 26, 2017	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer