Form 10-K
period 2017-12-31
VERISIGN INC/CA
filed 2018-02-16
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2017, was $3.3 billion based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 9, 2018: 97,120,531 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us”, and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview

We are a global provider of domain name registry services and internet security, enabling internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world (“Registry Services”). Our Registry Services ensure the security, stability, and resiliency of key internet infrastructure and services, including the .com and .net domains, two of the internet’s root servers, and operation of the root zone maintainer function for the core of the internet’s Domain Name System (“DNS”). Our product suite also includes Security Services, consisting of Distributed Denial of Service (“DDoS”) Protection Services and Managed DNS Services.  On April 1, 2017, we completed the sale of our iDefense Security Intelligence Services (“iDefense”) business.

We have one reportable segment, which consists of Registry Services and Security Services. We have operations inside as well as outside the United States (“U.S.”). For certain additional information about our segment, including a geographic breakdown of revenues and changes in revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 7, “Geographic and Customer Information” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 12061 Bluemont Way, Reston, Virginia 20190. Our telephone number at that address is (703) 948-3200. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. VERISIGN, the VERISIGN logo, and certain other product or service names are registered or unregistered trademarks in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is https://www.Verisign.com. The information available on, or accessible through, this website is not incorporated in this Form 10-K by reference.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on the Investor Relations section of our website as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), we make available on our website (at https://www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain names in the domain name base. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top level domain zone file plus the number of domain names that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-K are as of midnight of the date reported.

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
https://blog.Verisign.com

The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file.

Registry Services

Registry Services operates the authoritative directory of and/or the back-end systems for all .com, .net, .cc, .tv, .gov, .jobs,
.edu and .name domain names, among others. Registry Services allows individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

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

Separate from our agreements with ICANN, we have agreements to be the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) for Tuvalu and Cocos (Keeling) Islands, respectively, and to operate the back-end registry systems for the .gov, .jobs, and .edu sponsored TLDs. These TLDs are also supported by our global constellation of domain name servers and Shared Registration System.

We also provide internationalized domain name (“IDN”) services that enable internet users to access websites in characters representing their local language. Our gTLDs and ccTLDs can support standards compliant registrations in over 100 different native languages and scripts.

Domain names can be registered for between one and 10 years. The fees charged for .com, .net and .name may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. With respect to .com, price increases require prior approval by the DOC according to the terms of Amendment 32 of the Cooperative Agreement, as amended, between the DOC and Verisign (“Cooperative Agreement”). Revenues for .cc and .tv domain names and our IDN gTLDs are based on a similar fee system and registration system, although the fees charged are not subject to the same pricing restrictions as those imposed by ICANN on .com, .net and .name. The fees received from operating the .gov registry are based on the terms of Verisign’s agreement with the U.S. General Services Administration. The fees received from operating the .jobs registry infrastructure, and that of others for which Verisign provides such services, are based on the terms of Verisign’s agreements with those respective registry operators.

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

Security Services

Security Services provides infrastructure assurance to organizations and is comprised of DDoS Protection Services and Managed DNS Services.
DDoS Protection Services supports online business continuity by providing monitoring and mitigation services against DDoS attacks. We help companies stay online without needing to make significant investments in infrastructure or establish internal DDoS expertise. As a cloud-based service, DDoS Protection Services can be deployed quickly and easily, with no customer premise equipment required. This saves time and money through operational efficiencies, support costs, and economies of scale to provide detection and protection against the largest DDoS attacks. Customers include financial institutions, software-as-a-service providers, e-commerce providers, and media companies. Customers pay a subscription fee that varies depending on the customer’s network requirements.

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

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name queries for the .com and .net zones, as well as for the other TLDs for which we are the registry operator. We also perform the root zone maintainer function for the core of the internet’s Domain Name System (“DNS”) and administer and operate two of the 13 root zone servers that contain authoritative data for the very top of the DNS hierarchy. Our domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the internet and a large number of other TLD queries, resulting in an average of approximately 132 billion transactions per day. These name servers are located in resolution facilities which are in a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the internet’s DNS infrastructure.

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

Marketing, Sales and Distribution

We seek to expand our business through focused marketing campaigns and programs that target growth in the .com and .net domain name base, both domestically and in foreign markets. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We provide tools to be used by both registrars and end users to allow them to find relevant domain names. We market our Security Services worldwide through multiple distribution channels, including direct sales and indirect channels. We have marketing and sales offices in several countries around the world.

Research and Development

We believe that timely development of new and enhanced services, including monitoring and visualization, registry provisioning platforms, navigation and resolution services, data services, value added services, and Security Services, as well as new and enhanced ways to ensure the security, stability, and resiliency of our services, is necessary to remain competitive in the marketplace. During 2017, 2016, and 2015 our research and development expenses were $52.3 million, $59.1 million and $63.7 million, respectively.

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
Competition in Registry Services:  We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration, establish a web presence, as well as other uses of domain names, such as branded email. In addition to the gTLDs and ccTLDs we operate or for which we provide back-end registry services, there are over 1,000 other operational gTLD registries, over 250 Latin script ccTLD registries, more than 50 IDN ccTLD registries, and over 80 IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage.

To the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google, Microsoft, and Verizon, operators of social media networks such as Facebook, operators of ecommerce platforms such as Amazon, eBay and Taobao, and operators of microblogging tools such as Twitter. In addition, we may face competition from these social media businesses and ecommerce platforms if they are used to establish an online presence by end-users rather than through the use of a domain name. Furthermore, to the extent end-users increase the use of web and mobile applications to locate and access content, we may face competition from providers of such web and mobile applications.
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among our competitors are Neustar, Inc., Afilias plc, and CentralNic Ltd.
Competition in Security Services: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing, sales, and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, we may experience difficulty establishing or increasing demand for our products and services or distributing our products successfully. In addition, it may be difficult to compete against consolidation and partnerships among our competitors which create integrated product suites.
Our Security Services business faces competition from companies such as Akamai Technologies, Inc., Cisco, Neustar, Inc., and Oracle, among others.

Industry Regulation

The internet is governed under a multi-stakeholder model comprising civil society, the private sector including for-profit and not-for-profit organizations such as ICANN, governments including the U.S. government, academia, non-governmental organizations, and international organizations. ICANN plays a central coordination role in the multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. The multi-stakeholder process has and will continue to create policies, programs, and standards that directly or indirectly impact or affect our business. In addition, country-level regulations, such as those implemented by China, impose additional costs on our Registry Services, can affect the growth or renewal rates of domain name registrations, and may also affect our ability to do business. Similarly, in the European Union, legislative and regulatory bodies responsible for data privacy continue to enhance and modify data privacy protections, which impacts our collection and delivery of personal data as we provide our domain name registry services, and could affect costs of operation.

As the exclusive registry of domain names within the .com and .net gTLDs, we have entered into certain agreements with ICANN and, in the case of .com, the DOC under a Cooperative Agreement.

.com Registry Agreement

Following the extension of the .com Registry Agreement on October 20, 2016, the .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com gTLD through November 30, 2024. As part of the extension of the .com Registry Agreement, the Company and ICANN agreed to cooperate and negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. The .com Registry Agreement includes pricing restrictions for .com domain name registrations, which sets a maximum price of $7.85 for a .com domain name registration and is consistent with the terms of the Cooperative Agreement as set forth below. In addition, on a quarterly basis, we pay $0.25 to ICANN for each annual increment of a domain name registered or renewed during such quarter. We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

The .com and .net Registry Agreements with ICANN contain a “presumptive” right of renewal upon the expiration of their current terms. In addition to ICANN’s approval, a renewal of the .com Registry Agreement must be approved by the DOC, which, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. ICANN could terminate or refuse to renew our .com and/or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. See “Risk Factors - Risks arising from our agreements governing our Registry Services business could limit our ability to maintain or grow our business” in Part I, Item 1A of this Annual Report on Form 10-K for further information. Our .com and .net Registry Agreements contain obligations to provide access to our systems, restrictions on our ability to market and bundle our products and services, and restrictions on our ability to control our registrar channel or own a registrar.

See the risk factor “Risks arising from our agreements governing our Registry Services business could limit our ability to maintain or grow our business” in Part 1A for further information.

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

The Cooperative Agreement provides that the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name shall not exceed $7.85 for the term of the .com Registry Agreement, except that we are entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement, provided that we may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. The Cooperative Agreement further provides that we shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if we demonstrate to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC.

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

.net Registry Agreement

We entered into a renewal of our .net Registry Agreement with ICANN that was effective on July 1, 2017. The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net TLD through June 30, 2023.

Root Zone Maintainer Service Agreement

In the fourth quarter of 2016, we entered into a new agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”) under which we perform the Root Zone Maintainer functions on behalf of ICANN. The RZMA will expire on October 19, 2024, with an automatic renewal unless earlier terminated.

The descriptions of the .com Registry Agreement, the Cooperative Agreement, and the .net Registry Agreement are qualified in their entirety by the text of the complete agreements that are incorporated by reference as exhibits in this Form 10-K.

Intellectual Property

We rely on a combination of copyrighted software, trademarks, service marks, patents, trade secrets, know-how, restrictions on disclosure, and other methods to protect our proprietary assets. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also control access to and distribution of proprietary documentation and other confidential information.

We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technologies. Additionally, we continue to file numerous patent applications with respect to certain of our technologies in the U.S. Patent and Trademark Office and internationally. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide sufficient protection of our intellectual property. We continue to focus on growing our patent portfolio and consider opportunities for its strategic use.

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

Our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our Registry Services business and certain methodologies (many of which are patented or for which patent applications are pending) and technical expertise and proprietary know-how we use in both the design and implementation of our current and future registry services. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Our Security Services business also depends on proprietary intellectual property. Some of the software and protocols used in our business are in the public domain or are otherwise available to our competitors, and some are based on open standards set by organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2017	2016	2015
Employee headcount by function:
Cost of revenues	288	324	314
Sales and marketing	133	143	183
Research and development	226	228	253
General and administrative	305	295	269
Total	952	990	1,019

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
Pricing. Under the terms of the Cooperative Agreement with the DOC and the .com Registry Agreement with ICANN, we are restricted during the term of the Registry Agreement from increasing the price of registrations or renewals of .com domain names above $7.85, except that we are entitled to increase the price up to 7%, with the prior approval of the DOC, due to the imposition of any new ICANN consensus policies, as established and defined under ICANN’s bylaws and due process, and covering certain items listed in the .com Registry Agreement, or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain that such circumstances will arise, or if they do, whether we would seek, or the DOC would approve, any request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate to the DOC that market conditions no longer warrant such restrictions. However, it is uncertain whether we will seek the removal of such restrictions, or whether the DOC would approve the removal of such restrictions. In comparison, under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of domain name registrations and renewals in these TLDs up to 10% per year. Additionally, ICANN’s registry agreements for new gTLDs do not contain such pricing restrictions.
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
Renewal and Termination. Our .com, .net, and .name Registry Agreements with ICANN contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024, June 30, 2023 and August 15, 2018, respectively. The Registry Agreements for our new gTLDs including our IDN gTLDs are subject to a 10-year term and contain similar “presumptive” renewal rights. If certain terms in our .com and .net Registry Agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements shall be upon terms reasonably necessary to render such terms similar to the registry agreements for those other gTLDs. There can be no assurance that such terms, if they apply, will not have a material adverse impact on our business. A renewal of the .com Registry Agreement must be approved by the DOC, which, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. A failure (i) by ICANN or the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024, or (ii) by ICANN to approve the renewal of the .net Registry Agreement prior to or upon the expiration of its current term on June 30, 2023, would have, absent an extension, a material adverse effect on our business. ICANN could terminate or refuse to renew our .com or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. ICANN’s termination or refusal to renew either the .com or .net Registry Agreement would have a material adverse effect on our business.
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display Thick WHOIS data for .com and .net. The costs of complying or failing to comply with this policy as well as laws and regulations regarding publicly identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
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
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, the online distribution of certain materials deemed harmful to children, online gambling, counterfeit goods, and intellectual property violations such as cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have a contract pursuant to which we provide services to the U.S. government and it imposes compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, becomes effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements can impose significant costs for us that are likely to increase over time.
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
Undetected or unknown defects in our service, security breaches, defects in the technologies and services in our supply chain, and DDoS attacks could expose us to liability and harm our business and reputation.
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. Performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on internet users and consumers, and third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security vulnerabilities and breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, failure to meet contracted service level obligations, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, other outside vendors, or from current, former or contract employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, hardware defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.

We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, compute, storage, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of a security breach at a vendor where Company data is stored or processed, such measures cannot provide absolute security. Breaches of our vendors’ technology, systems and services could expose us or our customers to a risk of loss or misuse of Company data, including but not limited to personal information.
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
Role of the U.S. Government. In the fourth quarter of 2016, the United States government completed a transition to the multistakeholder community of the historical role played by NTIA in the coordination of the DNS. Changes arising from this transition to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, ICANN has adopted bylaws that are designed, in part, to enhance accountability through a new organization called the Empowered Community, which is comprised of a cross section of stakeholders. ICANN or the Empowered Community may assert positions that could negatively impact our strategy or our business.
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

We face risks from our operation of two root zone servers and performance of the Root Zone Maintainer functions under the RZMA.
We operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data necessary to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the internet. We also have an important operational role in support of a key IANA function as the Root Zone Maintainer. In this role, we provision and publish the authoritative root zone data and make it available to all root server operators under an agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”).
As we perform the Root Zone Maintainer functions under the RZMA, we may be subject to significant claims challenging the agreement or our performance under the agreement, and we may not have immunity from, or sufficient indemnification for, such claims.
For example, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root key signing key (“KSK”) rollover, functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN, external DNS vendors and service providers, or relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business. In particular, because root KSK rollover involves updates both to certain keys managed by us in our role as Root Zone Maintainer and to corresponding keys maintained by external DNS vendors and service providers’ DNSSEC implementations, if such external parties are not adequately prepared for and/or do not appropriately effectuate root key updates, any root KSK rollover, including the rollover currently planned by ICANN, may introduce substantial risk to relying parties. Even where we have correctly implemented our key updates, we could face potential legal claims and reputational harm if the failures described occur.
Additionally, over 1,200 new gTLDs have already been delegated into the root zone in the current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs , the timing of which remains uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and expanded upon in subsequent publications, we continue to believe there are potential security and stability issues that could involve the root zone and at other levels of the DNS from the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing attacks. It is anticipated that as additional new gTLDs are delegated more domain name collisions and associated security issues will occur.
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
Some domain name registrants use a domain name to access or disseminate information, conduct e-commerce, and develop an online identity. Currently, internet users often navigate to a website either by directly typing its domain name into a web browser, the use of an app on their smart phone or mobile device, the use of a voice recognition technology such as Alexa, Cortana, Google Assistant, or Siri, or through the use of a search engine. If (i) web browser or internet search technologies were to change significantly; (ii) internet users’ preferences or practices shift away from recognizing and relying on web addresses for navigation through the use of new and existing technologies; (iii) internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; (iv) internet users were to significantly decrease the use of domain names to develop and protect their online identity; or (v) internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names in our TLDs could decrease. This may trigger current or prospective customers and parties in our target markets to reevaluate their need for registration or renewal of domain names.

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
We seek to serve many new, developing and emerging markets in foreign countries to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of substitute products and services that enable online presence without a domain, including social media, ecommerce platforms, website builders and mobile applications;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular the use of internet navigation mobile applications as the primary engagement mechanism;

•	increasing cyber threats and the associated customer need and demand for our Security Services offerings;

•	government regulations affecting internet access and availability, domain name registrations or the provision of registry services, or e-commerce and telecommunications over the internet;

•	the maturity and depth of the sales channels within developing and emerging markets and their ability and motivation to establish and support sales for domain names;

•	preference by markets for the use of their own country’s ccTLDs as a substitute or alternative to our TLDs; and

•	increased acceptance and use of new gTLDs as substitutes for established gTLDs.
If the market for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business could be materially harmed.

The business environment is highly competitive and, if we do not compete effectively, we may suffer lower demand for our products, reduced gross margins and loss of market share.
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
See the “Competition” section in Part I, Item 1 for further information.
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
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks, including hacktivism, by miscreants or other nefarious actors;

•	computer viruses, software defects, or hardware defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks, unintentional mistakes or errors, and other events beyond our control;

•	risks inherent in or arising from the terms and conditions of our agreements with service providers to operate our networks and data centers;

•	state suppression of internet operations; and

•	any failure to implement effective and timely remedial actions in response to any damage or interruption.
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
A significant portion of our revenues is derived from customers outside the U.S. Doing business in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•
competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting their ccTLDs, which we do not operate;

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
We rely on the strength of our Verisign brand to help differentiate Verisign in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold. In addition, in the U.S. and most other countries, word marks solely for TLDs have currently not been successfully registered as trademarks. Accordingly, we may not be able to fully realize or maintain the value of these intellectual property assets.

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
We operate in a unique competitive and highly regulated environment, and we depend on the knowledge, experience, and performance of our senior management team and other key employees in this regard and otherwise. We periodically experience changes in our management team. If we are unable to attract, integrate, retain and motivate these key individuals and additional highly skilled technical, sales and marketing, and other experienced employees, and implement succession plans for these personnel, our business may suffer. For example, our service products are highly technical and require individuals skilled and knowledgeable in unique platforms, operating systems and software development tools.
Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our income taxes.
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. For example, we claimed a worthless stock deduction on our 2013 federal income tax return and recorded a net income tax benefit of $380.1 million. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a limitation on interest deductibility, and a new tax regime for foreign earnings. The limitation on interest deductibility, the new U.S. taxes on accumulated and future foreign earnings, other adverse changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and our future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”) or be subject to trade or tax retaliation by other countries. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, WTO or other countries, they could adversely impact our financial condition, results of operations and cash flows. We might also reassess our capital structure, including the amount and composition of our total indebtedness, as a result of the lower tax rate and the limitation on interest deductibility, which could adversely impact our financial condition, results of operations and cash flows. Income tax expense on accumulated foreign earnings recorded as a result of the Tax Act is a provisional amount and reflects our current best estimate, which may be adjusted over the course of 2018 and materially impact our results of operations.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of December 31, 2017, we had $2.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.9 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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

•
special meetings of our stockholders may be called only by the chairman of the board of directors, the president, our Board, or the secretary (acting as a representative of the stockholders) whenever a stockholder or group of stockholders owning at least twenty-five percent (25%) in the aggregate of the capital stock issued, outstanding and entitled to vote, and who held that amount in a net long position continuously for at least one year, so request in writing;

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
As of December 31, 2017, we had one billion authorized common shares, of which 97.6 million shares were outstanding. In addition, of our authorized common shares, 14.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. In February 2018, we called for the redemption of all the outstanding Subordinated Convertible Debentures. The debentures will be redeemed on May 1, 2018 and may be converted at any time before the close of business on Monday, April 30, 2018. If holders elect to convert their debentures, we intend to settle the $1.25 billion principal value in cash, and the excess value will be settled through the issuance of shares of Verisign’s stock. Issuance of shares to settle the Subordinated Convertible Debentures or under our Equity Plans would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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
Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Europe, Asia, and Australia. As of December 31, 2017, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2017, we leased approximately 17,000 square feet of space in Europe, Australia and Asia. These facilities are under lease agreements that expire at various dates through 2022.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2017:

	Approximate
Major Locations	Square Footage	Use
United States:
Reston, Virginia	221,000	Corporate Headquarters
New Castle, Delaware	105,000	Data Center
Dulles, Virginia	60,000	Data Center
Europe:
Fribourg, Switzerland	10,000	Data Center and Corporate Services

The table above does not include approximately 68,000 square feet of space owned by us and leased to third parties.

ITEM 3.	LEGAL PROCEEDINGS
On January 18, 2017, the Company received a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice (“DOJ”) requesting certain material related to the Company becoming the registry operator for the .web gTLD.   On January 9, 2018, the DOJ notified the Company that this investigation was closed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 16, 2018:

Name	Age	Position
D. James Bidzos	62	Executive Chairman, President and Chief Executive Officer
Todd B. Strubbe	54	Executive Vice President, Chief Operating Officer
George E. Kilguss, III	57	Executive Vice President, Chief Financial Officer
Thomas C. Indelicarto	54	Executive Vice President, General Counsel and Secretary

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2017:
Fourth Quarter	$118.28	$106.17
Third Quarter	$106.81	$92.91
Second Quarter	$94.93	$87.01
First Quarter	$88.08	$76.45
Year ended December 31, 2016:
Fourth Quarter	$86.98	$74.46
Third Quarter	$87.19	$74.01
Second Quarter	$91.99	$80.47
First Quarter	$90.61	$70.26

On February 9, 2018, there were 426 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 9, 2018, the reported last sale price of our common stock was $109.09 per share as reported by the NASDAQ Global Select Market.

We have not declared or paid any cash dividends on our common stock or any other securities in the last six years. We continually evaluate the overall cash and investing needs of the business and consider the best uses for our cash, including investments in the strengthening of our infrastructure and growth opportunities for our business, as well as potential share repurchases.
For information regarding securities authorized for issuance under our equity compensation plans, see Note 8, “Employee Benefits and Stock-based Compensation,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2017	468	$108.28	468	$571.8	million
November 1 – 30, 2017	433	$111.64	433	$523.5	million
December 1 – 31, 2017	403	$114.32	403	$477.4	million
	1,304		1,304

(1)
Effective February 9, 2017, our Board authorized the repurchase of approximately $640.9 million of our common stock, in addition to the $359.1 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

(2)
Effective February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2012, and calculates the return annually through December 31, 2017. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
VeriSign, Inc	$100	$154	$147	$225	$196	$295
S&P 500 Index	$100	$132	$150	$153	$171	$208
S&P 500 Information Technology Index	$100	$128	$154	$163	$186	$258

ITEM 6.	SELECTED FINANCIAL DATA

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

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013 (1)

Revenues	$1,165	$1,142	$1,059	$1,010	$965
Operating income	$708	$687	$606	$564	$528
Income from continuing operations	$457	$441	$375	$355	$544
Income from continuing operations per share:
Basic	$4.56	$4.12	$3.29	$2.80	$3.77
Diluted	$3.68	$3.42	$2.82	$2.52	$3.49
 ———————

(1)
Income from continuing operations for 2013 includes a $375.3 million income tax benefit related to a worthless stock deduction, net of valuation allowances, and accrual for uncertain tax positions, partially offset by $167.1 million of income tax expense related to the repatriation of cash held by foreign subsidiaries.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2017	2016	2015	2014	2013

Cash, cash equivalents and marketable securities (1)	$2,415	$1,798	$1,915	$1,425	$1,723
Total assets (1)	$2,941	$2,335	$2,358	$1,901	$2,249
Deferred revenues	$999	$976	$961	$890	$856
Subordinated Convertible Debentures, including contingent interest derivative	$628	$630	$634	$621	$613
Long-term debt (1)	$1,783	$1,237	$1,235	$740	$739
——————

(1)
The increase in Long-term debt from 2016 to 2017 was due to the issuance of $550.0 million aggregate principal amount of 4.75% senior unsecured notes due 2027. The increase in Long-term debt from 2014 to 2015 was due to the issuance of $500.0 million aggregate principal amount of 5.25% senior unsecured notes due 2025. The proceeds from these senior notes issuances resulted in the increase in cash, cash equivalents and marketable securities as well as total assets in the same periods.

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

Overview
We are a global provider of domain name registry services and internet security, enabling internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability and resiliency of key internet infrastructure and services, including the .com and .net domains, two of the internet’s root servers, and the operation of the root zone maintainer function for the core of the internet’s DNS. Our product suite also includes Security Services, consisting of DDoS Protection Services, and Managed DNS Services. Revenues from Security Services are not significant in relation to our consolidated revenues. On April 1, 2017, we completed the sale of our iDefense business.
As of December 31, 2017, we had approximately 146.4 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and third-party registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2017 Business Highlights and Trends

•	We recorded revenues of $1,165.1 million in 2017, which represents an increase of 2% compared to 2016.

•	We recorded operating income of $707.7 million during 2017, which represents an increase of 3% as compared to 2016.

•	We finished 2017 with 146.4 million .com and .net registrations in the domain name base, which represents a 3% increase from December 31, 2016.

•
The final .com and .net renewal rate for the third quarter of 2017 was 74.4% compared with 73.0% for the same quarter in 2016. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
We repurchased 6.3 million shares of our common stock for an aggregate cost of $592.7 million in 2017. As of December 31, 2017, there was $477.4 million remaining for future share repurchases under the share repurchase program.

•
Through February 8, 2018, we repurchased an additional 0.6 million shares for $63.2 million under our share repurchase program. Effective February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.

•	We generated cash flows from operating activities of $702.8 million in 2017, which represents an increase of 1% as compared to 2016.

•	On April 1, 2017, we completed the sale of our iDefense business, which resulted in a pre-tax gain of approximately $10.4 million.

•	On June 28, 2017, we entered into a renewal of the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator of the .net TLD through June 30, 2023.

•
On July 5, 2017, we issued $550.0 million of 4.75% Senior Notes due July 15, 2027. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program.

•	We increased the annual fee for a .net domain name registration from $8.20 to $9.02, effective February 1, 2018.
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

Revenue recognition
We generate revenues by providing services over a period of time. Fees for these services are deferred and recognized as performance occurs. The majority of our revenue transactions contain standard business terms and conditions. However, at times, we enter into non-standard arrangements including multiple-element arrangements. As a result, we must evaluate (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables; (3) when to recognize revenue on the deliverables; and (4) whether all elements of the arrangement have been delivered. Our revenue recognition policy also requires an assessment as to whether collection is reasonably assured, which requires us to evaluate the creditworthiness of our customers. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, the adoption of the new revenue guidance in Accounting Standards Codification 606 Revenue from Contracts with Customers, is not expected to have a material impact on our revenue recognition when it becomes effective in 2018.
 Income taxes
Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood we would realize the benefits of carryforwards from net operating losses (“NOLs”), capital losses, domestic and/or foreign tax credits, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. To the extent recovery of deferred tax assets is not likely, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
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
Due to the enactment of the Tax Act, we no longer intend to indefinitely reinvest the earnings of our foreign subsidiaries. For further discussion of this change, see Note 10, “Income taxes” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	16.6	17.4	18.2
Sales and marketing	7.0	7.0	8.5
Research and development	4.5	5.2	6.0
General and administrative	11.2	10.3	10.1
Total costs and expenses	39.3	39.9	42.8
Operating income	60.7	60.1	57.2
Interest expense	(11.7)	(10.1)	(10.2)
Non-operating income (loss), net	2.4	0.9	(1.0)
Income before income taxes	51.4	50.9	46.0
Income tax expense	(12.2)	(12.3)	(10.6)
Net income	39.2%	38.6%	35.4%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrar customers. We increased the annual fee for a .net domain name registration from $6.79 to $7.46 on February 1, 2016, from $7.46 to $8.20 on February 1, 2017, and from $8.20 to $9.02 on February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. The annual fee for a .com domain name registration is $7.85 for the duration of the current .com Registry Agreement through November 30, 2024, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in thousands)
Revenues	$1,165,095	2%	$1,142,167	8%	$1,059,366

The following table compares the domain name base for .com and .net managed by our Registry Services business:

	As of December 31,
	2017	% Change	2016	% Change	2015
Domain name base for .com and .net	146.4 million	3%	142.2 million	2%	139.8 million

2017 compared to 2016: Revenues increased by $22.9 million, primarily due to a 4% increase in the domain name base for .com and increases in the .net domain name registration fees in February 2016 and 2017, partially offset by a 5% decline in the domain name base for .net. Additionally, 2016 revenue was elevated due to an increased volume of new domain name registrations primarily from our registrars in China during the second half of 2015 and the first quarter of 2016. The volume of these new registrations was inconsistent and episodic compared to prior periods, and by the end of the first quarter of 2016, reverted back to a more normalized registration pace. A significant portion of these registrations did not renew upon expiration.
2016 compared to 2015: Revenues increased by $82.8 million, primarily due to an increase in the average number of domain names ending in .com and .net and increases in the .net domain name registration fees in February 2015 and 2016. The increase in the average number of domain names ending in .com and .net was significantly impacted by the elevated volume of registrations from our registrars in China discussed above.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. Competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will manage their investment in domain names, and historical global economic uncertainty, have limited the rate of growth of the domain name base in recent years and may continue to do so in 2018 and beyond. We expect revenues will continue to grow in 2018, as a result of the increased volume of domain registrations in 2017, continued growth in the domain name base in 2018, and increases in the .net domain name registration fees in February 2017 and 2018.
Geographic revenues
We generate revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia and Japan.
 The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in thousands)
U.S	$694,759	4%	$667,301	4%	$639,170
EMEA	211,349	2%	207,474	7%	193,623
China	106,526	(16)%	127,298	53%	83,456
Other	152,461	9%	140,094	(2)%	143,117
Total revenues	$1,165,095	2%	$1,142,167	8%	$1,059,366

Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. These factors impacted revenues in China and the Other region during 2017. Additionally, while revenues grew in the U.S., EMEA and Other regions during 2017, revenues from China decreased. Revenues from China in 2016 benefited from the increased volume of registrations in the second half of 2015 and the first quarter of 2016, as discussed earlier. However, a significant portion of those registrations did not renew, resulting in the decline in revenues from China in 2017.

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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in thousands)
Cost of revenues	$193,326	(2)%	$198,242	3%	$192,788

2017 compared to 2016: Cost of revenues decreased by $4.9 million, primarily due to decreases in depreciation expenses and salary and employee benefits expenses, partially offset by an increase in telecommunications expenses. Depreciation expenses decreased by $5.3 million as a result of lower average hardware purchases over the last several years. Salary and employee benefits expenses decreased by $3.1 million, primarily due to a reduction in average headcount related to the sale of the iDefense business in April 2017, partially offset by increases in salary and employee benefits expenses for the remaining employee base. Telecommunications expenses increased by $3.2 million as a result of an increase in network costs supporting our operations.

2016 compared to 2015: Cost of revenues increased by $5.5 million, primarily due to increases in salary and employee benefits expenses, and allocated overhead expenses, partially offset by a decrease in telecommunications expenses. Salary and employee benefits expenses increased by $6.0 million, primarily due to an increase in average headcount and an increase in bonus expenses. Allocated overhead expenses increased by $1.5 million as a result of an increase in average headcount compared to other cost types. Telecommunications expenses decreased by $1.9 million, primarily due to savings on renewals of colocation agreements.
We expect cost of revenues as a percentage of revenues to decrease slightly in 2018 as compared to 2017 as revenue is expected to grow faster than direct costs.
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
A comparison of sales and marketing expenses is presented below:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in thousands)
Sales and marketing	$81,951	2%	$80,250	(11)%	$90,184

2017 compared to 2016: Sales and marketing expenses increased by $1.7 million, primarily due to an increase in advertising and marketing expenses, partially offset by a decrease in salary and employee benefits expenses. Advertising and marketing expenses increased by $7.0 million, primarily due to increases in costs related to certain marketing campaigns supporting our Registry Services business. Salary and employee benefits expenses decreased by $4.2 million due to a reduction in average headcount.

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

We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2018 as compared to 2017.
Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in thousands)
Research and development	$52,342	(11)%	$59,100	(7)%	$63,718

2017 compared to 2016: Research and development expenses decreased by $6.8 million, primarily due to a decrease in salary and employee benefits expenses as a result of a reduction in average headcount.

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

We expect research and development expenses as a percentage of revenues to remain consistent in 2018 as compared to 2017.
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
A comparison of general and administrative expenses is presented below:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in thousands)
General and administrative	$129,754	10%	$118,003	11%	$106,730

2017 compared to 2016: General and administrative expenses increased by $11.8 million, primarily due to increases in salary and employee benefits expenses, including stock-based compensation expenses, legal expenses, and a decrease in overhead expenses allocated to other cost types, partially offset by a decrease in depreciation expenses. Salary and employee benefits expenses, including stock-based compensation expenses, increased by $4.9 million due to an increase in average headcount and higher projected achievement levels on certain performance-based restricted stock units (“RSU”) grants. Legal expenses increased by $4.5 million primarily due to higher external legal fees. Overhead expenses allocated to other cost types decreased by $2.5 million due to an increase in the average headcount relative other cost types. Depreciation expenses decreased by $2.8 million as a result of a decrease in capital expenditures in recent years.

2016 compared to 2015: General and administrative expenses increased by $11.3 million, primarily due to increases in salary and employee benefits expenses, stock-based compensation expenses, legal expenses, and a decrease in overhead expenses allocated to other cost types, partially offset by a decrease in depreciation expenses and certain non-income related taxes. Salary and employee benefits expenses increased by $8.0 million due to increases in bonus expenses and average headcount. Stock based compensation expenses increased by $4.5 million due to increases in the total value of RSUs granted in 2015 and 2016 and higher projected achievement levels on certain performance-based RSU grants. Legal expenses increased by $2.6 million primarily due to an increase in services performed by external legal counsel. Overhead expenses allocated to other cost types decreased by $1.6 million due to lower average headcount for other cost types. Depreciation expenses decreased by $2.6 million as a result of a decrease in capital expenditures in recent years. We incurred $2.1 million of certain non-income taxes in 2015, which did not recur in 2016.
We expect general and administrative expenses as a percentage of revenues to remain consistent in 2018 as compared to 2017.
Interest expense
See Note 4, “Debt and interest expense” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We expect interest expense to decrease in 2018 as compared to 2017 due to a decrease in interest expense related to the Subordinated Convertible Debentures as we notified holders that the Subordinated Convertible Debentures will be redeemed on May 1, 2018, partially offset by an increase related to the senior notes issued in July 2017.
Non-operating income (loss), net
See Note 9, “Non-operating income (loss), net” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Income tax expense

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income tax expense	$141,764	$140,528	$112,414
Effective tax rate	24%	24%	23%
Our effective tax rate for each year presented was lower than the statutory federal rate of 35% primarily due to benefits from foreign income taxed at lower rates, partially offset by state income taxes. Our effective tax rate for 2017 was also impacted by the changes arising out of the enactment of the Tax Act in December 2017.
Due to the change in tax law, we will owe U.S. federal taxes on our accumulated and future foreign earnings and as a result we no longer intend to indefinitely reinvest our foreign earnings. Our 2017 income tax expense includes a provisional $162.4 million of expense related to the U.S. tax on accumulated foreign earnings and a provisional $33.6 million deferred tax expense for foreign withholding tax on unremitted foreign earnings, both net of related, previously unrecognized foreign tax credits. These tax expenses are offset by a tax benefit of $186.8 million related to the remeasurement of our net deferred tax liabilities at the new U.S. federal corporate tax rate of 21% which became effective on January 1, 2018. We expect our effective tax rate to decrease slightly in 2018 as a result of the impact of the Tax Act. For further discussion of the Tax Act, see Note 10, “Income taxes” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
As of December 31, 2017, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $202.6 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to capital loss and certain state NOL carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. Our deferred tax assets related to NOL carryforwards increased in 2017 due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and the resulting recognition of $35.4 million of previously unrecognized excess tax benefits from stock-based compensation. Total deferred tax assets decreased in 2017 due to the usage of tax credit carryforwards to offset 2017 taxable income and the remeasurement of deferred tax assets due to the reduction in the U.S. corporate tax rate.
We qualify for a tax holiday in Switzerland which does not expire, unless the required non-Swiss income and expense thresholds are no longer met, or there is a law change which eliminates the holiday. The tax holiday provides reduced rates of taxation on certain types of income and also requires certain thresholds of foreign source income. The tax holiday increased the Company’s earnings per share by $0.10, $0.16, and $0.14 in 2017, 2016, and 2015, respectively.

Liquidity and Capital Resources

	As of December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$465,851	$231,945
Marketable securities	1,948,900	1,565,962
Total	$2,414,751	$1,797,907
As of December 31, 2017, our principal source of liquidity was $465.9 million of cash and cash equivalents and $1.9 billion of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of December 31, 2017, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Fair Value of Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
As of December 31, 2017, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.7 billion. As a result of the recent changes in U.S. tax laws, we no longer intend to indefinitely reinvest these funds outside of the U.S. and accordingly, we recognized a provisional income tax expense of $162.4 million related to the U.S. tax on our accumulated foreign earnings and a provisional $33.6 million related to withholding taxes on unremitted foreign earnings. By early second quarter of 2018, we intend to repatriate approximately $1.1 billion of cash held by foreign subsidiaries, net of withholding taxes, based on current exchange rates.
In 2017, we repurchased 6.3 million shares of our common stock at an average stock price of $94.59 for an aggregate cost of $592.7 million under our share repurchase program. In 2016, we repurchased 7.8 million shares of our common stock at an average stock price of $81.73 for an aggregate cost of $636.5 million. In 2015, we repurchased 9.3 million shares of our common stock at an average stock price of $66.59 for an aggregate cost of $621.9 million. On February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock.
On July 5, 2017, we issued $550.0 million of 4.75% senior unsecured notes due July 15, 2027. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program. As of December 31, 2017, we also had $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023.
As of December 31, 2017, we have a $200.0 million unsecured revolving credit facility with no borrowings outstanding. This facility will expire in 2020.
As of December 31, 2017, we had $1.25 billion principal amount outstanding of our Subordinated Convertible Debentures. The price of our common stock exceeded the conversion price threshold trigger during the fourth quarter of 2017. Accordingly, the Subordinated Convertible Debentures are convertible at the option of each holder through March 31, 2018.

We have historically derived significant tax savings from the Subordinated Convertible Debentures as the interest deduction for tax purposes has exceeded the cash interest paid due to the structure of the debentures and the related tax laws.  During 2017 and 2016, the interest deduction, for income tax purposes, related to our Subordinated Convertible Debentures, was $191.5 million and $183.7 million, respectively, compared to cash interest paid, including contingent interest, of $55.9 million and $54.0 million in 2017 and 2016, respectively. The size of the interest deduction for tax purposes resulted in a tax benefit that exceeded the cash interest paid for the debentures in each of these years. However, as a result of the enactment of the Tax Act, which includes limits on interest deductibility and a lower U.S. federal income tax rate, these tax savings are expected to diminish in the future. Due to the diminished tax savings and several other factors, on February 15, 2018 we called for the redemption of all the outstanding Subordinated Convertible Debentures, with a redemption date of May 1, 2018. If holders elect to convert their debentures, we will settle the $1.25 billion principal amount in cash and settle the remaining value through the issuance of shares of Verisign’s common stock. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2017, the conversion spread would have required us to issue up to 25.4 million shares of common stock.

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
In summary, our cash flows for 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$702,761	$693,007	$669,946
Net cash used in investing activities	(405,076)	(40,399)	(496,899)
Net cash used in financing activities	(65,073)	(648,821)	(136,242)
Effect of exchange rate changes on cash and cash equivalents	1,294	(501)	246
Net increase in cash and cash equivalents	$233,906	$3,286	$37,051

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

2017 compared to 2016: Cash provided by operating activities increased primarily due to increases in cash received from customers and an increase in interest income, partially offset by increases in cash paid to suppliers and employees, cash paid for income taxes, and cash paid for interest on our debt obligations. Cash received from customers increased primarily due to higher .com domain name registrations and renewals and the increase in .net domain name registration fees in February 2017. Cash received from interest income increased due to increases in interest rates and our investments in debt securities. Cash paid to suppliers and employees increased primarily due to timing of certain vendor payments. Cash paid for income taxes increased due to higher non-U.S. income tax payments. Cash paid for interest increased due to higher contingent interest related to the Subordinated Convertible Debentures.

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

Net cash used in investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and rights to intangible assets.

2017 compared to 2016: The increase in cash used in investing activities was primarily due to an increase in purchases of marketable securities, net of sales and maturities, and an increase in purchases of property and equipment, partially offset by the payments made in 2016 for the future assignment of the rights to the .web gTLD, and an increase in other investing activities including the proceeds received from the sale of our iDefense business.

2016 compared to 2015: The decrease in cash used in investing activities was primarily due to an increase in sales and maturities of marketable securities, net of purchases, and a decrease in purchases of property and equipment and other investing activities, partially offset by the payments made for the future assignment of the rights to the .web gTLD.

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, and our employee stock purchase plan (“ESPP”).

2017 compared to 2016: The decrease in net cash used in financing activities was primarily due to the proceeds received from the issuance of the 4.75% senior notes due 2027 in the third quarter of 2017, net of issuance costs, and a decrease in share repurchases.

2016 compared to 2015: The increase in net cash used in financing activities was primarily due to an increase in share repurchases, and proceeds from the issuance of senior notes in March 2015.

Impact of Inflation

We do not believe that inflation has had a significant impact on our operations in any of the periods presented.

Income taxes
As a result of the enactment of the Tax Act in December 2017, we will owe U.S. income tax on our foreign earnings and as a result, we no longer intend to indefinitely reinvest our foreign earnings. We expect the amount of cash paid for income taxes in 2018 to increase due to the foreign withholding taxes that will be paid related to funds repatriated to the U.S. and other impacts of the Tax Act.
Property and Equipment Expenditures

Our planned property and equipment expenditures for 2018 are anticipated to be between $45.0 million and $55.0 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 11, “Commitments and Contingencies,” Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

 Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2017, we did not have any significant off-balance sheet arrangements. See Note 11, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2017, there are a total of 1.6 million unvested RSUs which represent potential dilution of 1.6%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2017, we had $2.2 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2017, we held foreign currency forward contracts in notional amounts totaling $29.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market values of our Subordinated Convertible Debentures and the senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Subordinated Convertible Debentures are subject to market risk due to the convertible feature of the debentures. The fair market value will increase as the market price of our common stock increases, and decrease as the market price of our common stock falls. As of December 31, 2017, the fair value of the Subordinated Convertible Debentures was approximately $4.2 billion and the fair values of the senior notes issued in 2013, the senior notes issued in 2015, and the senior notes issued in 2017 were $772.9 million, $544.4 million, and $563.7 million, respectively, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Verisign’s financial statements required by this Item are set forth as a separate section of this Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2017. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2017
	Quarter Ended				Year Ended
	March 31	June 30 (2)	September 30	December 31	December 31,
	(In thousands, except per share data)
Revenues	$288,614	$288,552	$292,428	$295,501	$1,165,095
Gross Profit	$237,945	$240,908	$245,095	$247,821	$971,769
Operating Income	$175,271	$174,960	$181,059	$176,432	$707,722
Net income	$116,412	$123,100	$114,899	$102,837	$457,248
Earnings per share:
Basic	$1.14	$1.22	$1.15	$1.05	$4.56
Diluted (1)	$0.94	$0.99	$0.93	$0.83	$3.68
——————

(1)	Earnings per share for the year is computed independently and may not equal the sum of the quarterly earnings per share.

(2)	Results for the quarter ended June 30, 2017 include a $10.6 million pre-tax gain recognized on the sale of the iDefense business.

	2016
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31,
	(In thousands, except per share data)
Revenues	$281,876	$286,466	$287,554	$286,271	$1,142,167
Gross Profit	$231,294	$237,713	$237,747	$237,171	$943,925
Operating Income	$166,767	$176,267	$174,776	$168,762	$686,572
Net income	$107,456	$113,210	$114,427	$105,552	$440,645
Earnings per share:
Basic	$0.98	$1.05	$1.08	$1.01	$4.12
Diluted (1)	$0.82	$0.87	$0.90	$0.84	$3.42
——————

(1)	Earnings per share for the year is computed independently and may not equal the sum of the quarterly earnings per share.
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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

On February 14, 2018, our Board of Directors amended our Bylaws to decrease the aggregate ownership percentage of stockholders needed to call a special meeting from 35% to 25% as described in Article I, Section 2 of the Bylaw. The amended Bylaws, which were effective upon approval by the Board of Directors, contain certain notice and other requirements relevant to the ability of stockholders to call a special meeting.
This description of the amendment to the Bylaws is qualified in its entirety by reference to the text of the Bylaws, filed as Exhibit 3.02 to this Form 10-K.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated herein by reference (“2018 Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a “Verisign Code of Conduct”, which is posted on our website under “Ethics and Business Conduct” at https://investor.verisign.com/corporate-governance.cfm. The code of conduct applies to all directors, officers and employees, including the principal executive officer, principal financial officer and other senior accounting officers. We have also adopted the “Corporate Governance Principles for the Board of Directors,” which provide guidance to our directors on corporate practices that serve the best interests of the Company and its shareholders.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the “Verisign Code of Conduct,” to the extent applicable to the principal executive officer, principal financial officer, or other senior accounting officers, by posting such information on our website, on the web page found by clicking through to “Ethics and Business Conduct” as specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2018 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2017,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2018 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2018 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.				X

4.01	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.02	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.03	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.04	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	VeriSign, Inc. Annual Incentive Compensation Plan. +	DEF 14A	4/8/15	Appendix A

10.04	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.05	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.06	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.07	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.08	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.09	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.02

10.11	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/28/16	10.01

10.12	Credit Agreement dated as of March 31, 2015 among VeriSign, Inc., the Lenders as defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	4/1/15	99.1

10.13	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.14	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.15	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.16	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.17	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.18	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017.	8-K	6/28/17	10.1

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

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

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	10-K SUMMARY

None.

FINANCIAL STATEMENTS
As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of Verisign, Inc. are provided in this separate section. The consolidated financial statements included in this section are as follows:

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.
McLean, Virginia
February 16, 2018

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
McLean, Virginia
February 16, 2018

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$465,851	$231,945
Marketable securities	1,948,900	1,565,962
Other current assets	31,402	44,435
Total current assets	2,446,153	1,842,342
Property and equipment, net	263,513	266,125
Goodwill	52,527	52,527
Deferred tax assets	15,392	9,385
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	18,603	19,193
Total long-term assets	495,035	492,230
Total assets	$2,941,188	$2,334,572
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$219,603	$203,920
Deferred revenues	713,309	688,265
Subordinated convertible debentures, including contingent interest derivative	627,616	629,764
Total current liabilities	1,560,528	1,521,949
Long-term deferred revenues	286,097	287,424
Senior notes	1,782,529	1,237,189
Deferred tax liabilities	444,108	371,433
Other long-term tax liabilities	128,197	117,172
Total long-term liabilities	2,640,931	2,013,218
Total liabilities	4,201,459	3,535,167
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 325,218 at December 31, 2017 and 324,118 at December 31, 2016; Outstanding shares: 97,591 at December 31, 2017 and 103,091 at December 31, 2016	325	324
Additional paid-in capital	16,437,135	16,987,488
Accumulated deficit	(17,694,790)	(18,184,954)
Accumulated other comprehensive loss	(2,941)	(3,453)
Total stockholders’ deficit	(1,260,271)	(1,200,595)
Total liabilities and stockholders’ deficit	$2,941,188	$2,334,572
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$1,165,095	$1,142,167	$1,059,366
Costs and expenses:
Cost of revenues	193,326	198,242	192,788
Sales and marketing	81,951	80,250	90,184
Research and development	52,342	59,100	63,718
General and administrative	129,754	118,003	106,730
Total costs and expenses	457,373	455,595	453,420
Operating income	707,722	686,572	605,946
Interest expense	(136,336)	(115,564)	(107,631)
Non-operating income (loss), net	27,626	10,165	(10,665)
Income before income taxes	599,012	581,173	487,650
Income tax expense	(141,764)	(140,528)	(112,414)
Net income	457,248	440,645	375,236
Realized foreign currency translation adjustments, included in net income	530	85	(291)
Unrealized gain (loss) on investments	385	533	(519)
Realized gain on investments, included in net income	(403)	(78)	(185)
Other comprehensive income (loss)	512	540	(995)
Comprehensive income	$457,760	$441,185	$374,241

Earnings per share:
Basic	$4.56	$4.12	$3.29
Diluted	$3.68	$3.42	$2.82
Shares used to compute earnings per share
Basic	100,325	107,001	114,155
Diluted	124,180	128,833	133,031
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2014	118,452	$322	$18,120,045	$(19,000,835)	$(2,998)	$(883,466)
Net income	—	—	—	375,236	—	375,236
Other comprehensive loss	—	—	—	—	(995)	(995)
Issuance of common stock under stock plans	1,291	1	14,689	—	—	14,690
Stock-based compensation	—	—	48,793	—	—	48,793
Net excess income tax benefits associated with stock-based compensation	—	—	18,464	—	—	18,464
Repurchase of common stock	(9,671)	—	(643,169)	—	—	(643,169)
Balance at December 31, 2015	110,072	323	17,558,822	(18,625,599)	(3,993)	(1,070,447)
Net income	—	—	—	440,645	—	440,645
Other comprehensive income	—	—	—	—	540	540
Issuance of common stock under stock plans	1,128	1	13,669	—	—	13,670
Stock-based compensation	—	—	52,430	—	—	52,430
Net excess income tax benefits associated with stock-based compensation	—	—	25,058	—	—	25,058
Repurchase of common stock	(8,109)	—	(662,491)	—	—	(662,491)
Balance at December 31, 2016	103,091	324	16,987,488	(18,184,954)	(3,453)	(1,200,595)
Cumulative adjustment upon adoption of ASU 2016-09	—	—	2,544	32,916	—	35,460
Net income	—	—	—	457,248	—	457,248
Other comprehensive income	—	—	—	—	512	512
Issuance of common stock under stock plans	1,100	1	12,914	—	—	12,915
Stock-based compensation	—	—	55,362	—	—	55,362
Repurchase of common stock	(6,600)	—	(621,173)	—	—	(621,173)
Balance at December 31, 2017	97,591	$325	$16,437,135	$(17,694,790)	$(2,941)	$(1,260,271)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$457,248	$440,645	$375,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	49,878	58,167	61,491
Stock-based compensation	52,907	50,044	46,075
Gain on sale of business	(10,421)	—	—
Unrealized loss (gain) on contingent interest derivative on Subordinated Convertible Debentures	893	(2,402)	14,130
Payment of contingent interest	(15,232)	(13,385)	(10,759)
Amortization of debt discount and issuance costs	14,678	13,411	12,292
Amortization of discount on investments in debt securities	(14,860)	(5,527)	(1,843)
Other, net	(67)	1,740	62
Changes in operating assets and liabilities
Prepaid expenses and other assets	13,775	8,109	(1,067)
Accounts payable and accrued liabilities	15,483	40,244	21,013
Deferred revenues	25,348	14,347	70,988
Net deferred income taxes and other long-term tax liabilities	113,131	87,614	82,328
Net cash provided by operating activities	702,761	693,007	669,946
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	4,562,161	3,817,899	2,767,027
Purchases of marketable securities	(4,929,834)	(3,691,057)	(3,219,329)
Purchases of property and equipment	(49,499)	(26,574)	(40,656)
Deposits to acquire intangible assets	—	(143,000)	—
Other investing activities	12,096	2,333	(3,941)
Net cash used in investing activities	(405,076)	(40,399)	(496,899)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	12,915	13,670	14,690
Repurchases of common stock	(621,173)	(662,491)	(643,169)
Proceeds from senior notes, net of issuance costs	543,185	—	492,237
Net cash used in financing activities	(65,073)	(648,821)	(136,242)
Effect of exchange rate changes on cash and cash equivalents	1,294	(501)	246
Net increase in cash and cash equivalents	233,906	3,286	37,051
Cash and cash equivalents at beginning of period	231,945	228,659	191,608
Cash and cash equivalents at end of period	$465,851	$231,945	$228,659
Supplemental cash flow disclosures:
Cash paid for interest	$117,234	$115,544	$99,473
Cash paid for income taxes, net of refunds received	$28,294	$14,303	$39,723
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015
Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment, which consists of Registry Services and Security Services. Registry Services ensure the security, stability and resiliency of key internet infrastructure and services, including the .com and .net domains, two of the Internet’s root servers, and operation of the root-zone maintainer functions for the core of the internet’s Domain Name System (“DNS”). Security Services provides infrastructure assurance services consisting of Distributed Denial of Services (“DDoS”) Protection Services, and Managed DNS Services. On April 1, 2017, the Company completed the sale of its iDefense business.

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

Adoption of New Accounting Standards

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, issued by the Financial Accounting Standards Board (“FASB”). The new guidance requires excess tax benefits and tax deficiencies to be recorded as a discrete adjustment to income tax expense when stock awards vest, rather than in additional paid-in capital when they reduce income taxes payable. The Company also made the accounting policy election, as allowed by the new guidance, to account for forfeitures of stock awards as they occur, rather than estimating forfeitures. These changes were required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative effect of adopting ASU 2016-09 was an increase in Deferred tax assets of $11.0 million, a decrease in Deferred tax liabilities of $24.4 million, an increase in Additional paid-in capital of $2.5 million, and a decrease in Accumulated deficit of $32.9 million, as of January 1, 2017, as a result of recognizing $35.4 million of previously unrecognized excess tax benefits from stock-based compensation, and a $2.5 million adjustment related to the change in accounting policy for forfeitures. Additionally, the new guidance requires cash flows related to excess tax benefits from stock-based compensation to be recognized with other income tax cash flows in operating activities, rather than separately as a financing activity. The Company elected to apply this new cash flow presentation requirement retrospectively, which resulted in an increase to both net cash from operating activities and net cash used in financing activities of $25.1 million  and $18.5 million for the years ended December 31, 2016 and 2015, respectively.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company’s 2018 fiscal year. The FASB also issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. Upon adoption the Company will record an asset of $27.3 million related to fees paid to ICANN for registrations and renewals of domain names ending in .com. These costs have historically been recognized as expense in the period of the registration or renewal but the Company has determined that they represent costs incurred to obtain a contract under the new guidance and will be capitalized and amortized over the respective domain terms beginning in 2018. The standard will be adopted on a modified retrospective basis and recorded as a cumulative effect adjustment to Accumulated deficit on January 1, 2018. This adjustment will be reflected in the financial statements included in our Form 10-Q for the three months ended March 31, 2018. Apart from this adjustment and the inclusion of the additional required disclosures, the Company does not expect the adoption of the new revenue standard to impact its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. This ASU will become effective for the Company on January 1, 2019 and requires the modified retrospective transition method. Based on its current portfolio of leases, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $17.7 million and $18.0 million of costs related to internally developed software during 2017 and 2016, respectively.

Goodwill and Other Long-lived Assets

Goodwill represents the excess of purchase consideration over fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment. All of the Company’s goodwill is included in the Registry Services reporting unit which has a negative carrying value. Upon adoption of ASU 2017-04, Simplifying the Test for Goodwill Impairment in 2017, the Company is no longer required to perform the qualitative assessment at the end of each reporting period to determine if any events have occurred or circumstances exist that would indicate that it is more likely than not that a goodwill impairment exists.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

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
As of December 31, 2017, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.

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
The Subordinated Convertible Debentures also have a contingent interest payment provision that requires the Company to pay interest based on certain thresholds, and upon the occurrence of certain events, as outlined in the Indenture governing the Subordinated Convertible Debentures. The contingent interest payment provision was identified as an embedded derivative, and accounted for separately at fair value, with any gains and losses recorded in Non-operating income (loss), net. Contingent interest payments through August 15, 2017, reflected the settlement of the embedded derivative. Effective August 15, 2017, Verisign has the right to redeem the Subordinated Convertible Debentures under the terms of the indenture, Therefore, the fair value of the contingent interest embedded derivative for periods after August 15, 2017 is negligible and is no longer recognized separately. Expense for contingent interest payments after August 15, 2017 are included within Interest expense on the Consolidated Statements of Comprehensive Income.

Foreign Currency Remeasurement

Verisign conducts business in several different countries and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income (loss), net. Remeasurement gains and losses were not significant in each of the last three years.

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating income (loss), net. Gains and losses related to foreign currency forward contracts were not significant in each of the last three years.

As of December 31, 2017, Verisign held foreign currency forward contracts in notional amounts totaling $29.7 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses, including costs for advertising campaigns conducted jointly with our registrar customers were $27.4 million, $17.2 million, and $16.0 million in 2017, 2016, and 2015, respectively.

Income Taxes

Verisign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, most provisions of which will take effect starting in 2018. The Tax Act makes substantial changes to U.S. taxation of corporations, including, lowering the U.S. federal corporate income tax rate from 35% to 21%, and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. For every tax-paying component and within each tax jurisdiction, all deferred tax liabilities and assets are offset and presented as a single net noncurrent asset or liability.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

The Company’s income taxes payable is reduced by the tax benefits from restricted stock unit (“RSU”) vestings equal to the fair market value of the stock at the vesting date. Subsequent to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017, if the income tax benefit at the exercise or vesting date differs from the income tax benefit recorded based on the grant date fair value of the RSUs, the excess or shortfall of the tax benefit is recognized within income tax expense.
Among other changes, the Tax Act includes a provision designed to currently tax global intangible low-taxed income (“GILTI”). The Company is evaluating available accounting policy alternatives to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions, but has not yet made a policy election.
Verisign’s global operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. The Company may only recognize or continue to recognize tax positions that are more likely than not to be sustained upon examination. The Company adjusts these liabilities for uncertain tax positions in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities.

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

Stock-based Compensation

The Company’s stock-based compensation is primarily related to RSUs granted to employees and its employee stock purchase plan (“ESPP”). Stock-based compensation expense is typically recognized ratably over the requisite service period. Subsequent to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017, forfeitures of stock-based awards are no longer estimated at the time of grant but are recognized as they occur. The Company also grants RSUs which include performance conditions, and in some cases market conditions, to certain executives. The expense for these performance-based RSUs is recognized based on the probable outcome of the performance conditions. The expense recognized for awards with market conditions is based on the grant date fair value of the awards including the impact of the market conditions, using a Monte Carlo simulation model. The Company uses the Black-Scholes option pricing model to determine the fair value of its ESPP offerings. The determination of the fair value of stock-based payment awards using the Monte Carlo simulation model or the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

•
Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents, marketable securities, and foreign currency forward contracts.

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

Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2017	2016
	(In thousands)
Cash	$135,092	$39,183
Time deposits	3,682	4,632
Money market funds (Level 1)	116,068	134,790
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies (Level 1)	2,169,172	1,626,764
Equity securities of public companies (Level 1)	25	2,174
Total	$2,424,039	$1,807,543

Included in Cash and cash equivalents	$465,851	$231,945
Included in Marketable securities	1,948,900	1,565,962
Included in Other assets (Restricted cash)	9,288	9,636
Total	$2,424,039	$1,807,543
The fair value of the debt securities held as of December 31, 2017 was $2.2 billion, including less than $1.0 million of gross and net unrealized losses. All of the debt securities held as of December 31, 2017 have contractual maturities of less than one year.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

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
As of December 31, 2017, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair value of the Company’s Subordinated Convertible Debentures was $4.2 billion as of December 31, 2017. The fair values of the Company’s senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $772.9 million, $544.4 million, and $563.7 million, respectively, as of December 31, 2017. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$15,787	$14,385
Accounts receivable, net	5,111	13,051
Income taxes receivable	6,347	15,328
Other	4,157	1,671
Total other current assets	$31,402	$44,435

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2017	2016
	(In thousands)
Land	$31,141	$31,141
Buildings and building improvements	246,654	246,237
Computer equipment and software	462,469	441,732
Capital work in progress	4,024	4,246
Office equipment and furniture	6,472	6,203
Leasehold improvements	1,403	1,350
Total cost	752,163	730,909
Less: accumulated depreciation	(488,650)	(464,784)
Total property and equipment, net	$263,513	$266,125

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

Goodwill

The following table presents the detail of goodwill:

	As of December 31,
	2017	2016
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Deposits to Acquire Intangible Assets

As of December 31, 2017, the Company has recorded $145.0 million for the future assignment to the Company of contractual rights to the .web gTLD, pending resolution of objections by other applicants, regulatory review, and approval from ICANN.  Upon assignment of the contractual rights, the Company will record the total investment as an indefinite-lived intangible asset.

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2017	2016
	(In thousands)
Long-term restricted cash	9,288	9,636
Other taxes receivable	5,673	5,673
Long-term prepaid expenses and other assets	3,642	3,884
Total other long-term assets	$18,603	$19,193

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2017	2016
	(In thousands)
Accounts payable	$20,923	$19,455
Accrued employee compensation	51,481	61,426
Customer deposits, net	63,617	52,173
Interest Payable	47,357	27,701
Taxes payable and other tax liabilities	13,477	23,144
Other accrued liabilities	22,748	20,021
Total accounts payable and accrued liabilities	$219,603	$203,920

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

Note 4. Debt and Interest Expense
Senior Notes
As of December 31, 2017, the Company had senior notes outstanding of $1.8 billion, net of unamortized issuance costs. The balance of the senior notes includes the $550.0 million principal amount of 4.75% senior unsecured notes which were issued in July 2017. All of the outstanding senior notes were issued at par and are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.
The following table summarizes information related to our Senior notes (in thousands, except interest rates):

				As of December 31,
				2017	2016
	Issuance Date	Maturity Date	Interest Rate	Principal
Senior notes due 2023	April 16, 2013	May 1, 2023	4.625%	$750,000	$750,000
Senior notes due 2025	March 27, 2015	April 1, 2025	5.250%	500,000	500,000
Senior notes due 2027	July 5, 2017	July 15, 2027	4.750%	550,000	—
Unamortized issuance costs				(17,471)	(12,811)
Total senior notes				$1,782,529	$1,237,189
The indenture governing the 2023 Senior Notes contains covenants that limit the ability of the Company and/or its restricted subsidiaries, under certain circumstances, to, among other things: (i) pay dividends or make distributions on, or redeem or repurchase, its capital stock; (ii) make certain investments; (iii) create liens on assets; (iv) enter into sale/leaseback transactions and (v) merge or consolidate or sell all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, accrued and unpaid interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately. The Company has remained in compliance with these covenants and no events of default have occurred over the term of the Notes.

2015 Credit Facility

On March 31, 2015, the Company entered into a credit agreement for a $200.0 million committed senior unsecured revolving credit facility (the “2015 Credit Facility”). The 2015 Credit Facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.5 to 1.0. As of December 31, 2017, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2015 Credit Facility expires on April 1, 2020 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.

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

The Company’s common stock price exceeded the current conversion price threshold trigger of $44.68 during the fourth quarter of 2017. Accordingly, the Subordinated Convertible Debentures were convertible at the option of each holder during the first quarter of 2018. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Subordinated Convertible Debentures in cash, and therefore, classified the debt component of the Subordinated Convertible Debentures, net of unamortized debt issuance costs as a current liability, as of December 31, 2017. As of December 31, 2017, the if-converted value of the Subordinated Convertible Debentures exceeded its principal amount. Based on the if-converted value of the Subordinated Convertible Debentures as of December 31, 2017, the conversion spread could have required the Company to issue up to an additional 25.4 million shares of common stock.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

 At issuance, the Company calculated the carrying value of the liability component as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Subordinated Convertible Debentures. The debt discount has been amortized using the Company’s effective interest rate of 8.39% over the 30 year term of the Subordinated Convertible Debentures as a non-cash charge included in Interest expense. Interest is paid semiannually in arrears on August 15 and February 15.
Proceeds upon issuance of the Subordinated Convertible Debentures were as follows (in thousands):

Principal value of Subordinated Convertible Debentures	$1,250,000
Less: Issuance costs	(25,777)
Net proceeds, Subordinated Convertible Debentures	$1,224,223
Amounts recognized at issuance:
Subordinated Convertible Debentures, including contingent interest derivative (net of issuance costs of $11,328)	$546,915
Additional paid-in capital	418,996
Long-term deferred tax liabilities	267,225
Non-operating loss	(8,913)
Net proceeds, Subordinated Convertible Debentures	$1,224,223
The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2017	2016
	(In thousands)
Debt discount upon issuance (net of issuance costs of $14,449)	$686,221	$686,221
Deferred taxes associated with the debt discount upon issuance	(267,225)	(267,225)
Carrying amount of equity component	$418,996	$418,996

Principal amount of Subordinated Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(612,303)	(624,315)
Unamortized debt issuance costs associated with the liability component	(10,081)	(10,260)
Carrying amount of liability component	627,616	615,425
Contingent interest derivative	—	14,339
Subordinated Convertible Debentures, including contingent interest derivative	$627,616	$629,764
The Company evaluated its debt obligations, including the Subordinated Convertible Debentures subsequent to the enactment of the Tax Act which lowers the U.S. federal income tax rate and imposes a new limitation on interest deductibility for tax purposes. On February 15, 2018, the Company called for the redemption of all of the outstanding Subordinated Convertible Debentures. The debentures will be redeemed on May 1, 2018 at a redemption price equal to 100% of the principal, plus accrued but unpaid interest up to, but not including, the redemption date. The Subordinated Convertible Debentures called for redemption may be converted at any time before the close of business on Monday, April 30, 2018. If holders elect to convert their debentures, the Company intends to settle the $1.25 billion principal value in cash, and the excess value will be settled in shares of the Company’s stock.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$47,432	$40,625	$40,625
Contractual interest on Senior Notes	73,638	60,938	54,667
Amortization of debt discount on the Subordinated Convertible Debentures	12,012	11,094	10,218
Amortization of debt issuance costs and other interest expense	3,254	2,907	2,121
Total interest expense	$136,336	$115,564	$107,631

Note 5. Stockholders’ Deficit

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of minimum tax withholdings due upon vesting of RSUs.

On February 9, 2017, the Company’s Board of Directors (“Board”) authorized the repurchase of approximately $640.9 million of its common stock, in addition to the $359.1 million of its common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2017 there was approximately $477.4 million remaining available for repurchases under the share repurchase program.

Effective February 8, 2018, the Company’s Board authorized the repurchase of approximately $585.8 million of its common stock, in addition to the $414.2 million of its common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of its common stock.

The summary of the Company’s common stock repurchases for 2017, 2016 and 2015 are as follows:

	2017		2016		2015
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	6,265	$94.59	7,789	$81.73	9,338	$66.59
Total repurchases for tax withholdings	335	$85.27	320	$80.74	333	$64.03
Total repurchases	6,600	$94.12	8,109	$81.70	9,671	$66.50
Total costs	$621,173		$662,491		$643,169

Since inception, the Company has repurchased 227.6 million shares of its common stock for an aggregate cost of $8.8 billion, which is recorded as a reduction of Additional paid-in capital.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2017 and 2016:

	Foreign Currency Translation Adjustments Loss	Unrealized (Loss) Gain On Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2015	$(3,451)	$(542)	$(3,993)
Changes	85	455	540
Balance, December 31, 2016	(3,366)	(87)	(3,453)
Changes	530	(18)	512
Balance, December 31, 2017	$(2,836)	$(105)	$(2,941)

Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Weighted-average shares of common stock outstanding	100,325	107,001	114,155
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	23,247	21,074	18,047
Unvested RSUs, and ESPP	608	758	829
Shares used to compute diluted earnings per share	124,180	128,833	133,031

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

The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
U.S	$694,759	$667,301	$639,170
EMEA	211,349	207,474	193,623
China	106,526	127,298	83,456
Other	152,461	140,094	143,117
Total revenues	$1,165,095	$1,142,167	$1,059,366

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017, 2016 AND 2015

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

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2017	2016
	(In thousands)
U.S.	$258,231	$261,837
Other	5,282	4,288
Total property and equipment, net	$263,513	$266,125

Major Customers

One customer accounted for approximately 31%, 30%, and 31% of revenues in 2017, 2016, and 2015, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

Note 8. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 6% of the employee’s annual salary contributed to the plan. The Company contributed $4.0 million in 2017, $3.8 million in 2016, and $3.7 million in 2015 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Equity Incentive Plan

The majority of Verisign’s stock-based compensation relates to RSUs.  As of December 31, 2017, a total of 10.5 million shares of common stock were reserved for issuance upon the vesting of RSUs and for the future grant of equity awards.

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

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, and in 2017 approved an amendment to increase the shares reserved for issuance by 2.5 million to a total of 8.5 million common shares authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2017, 3.5 million shares of the Company’s common stock remain reserved for future issuance under this plan.

Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of revenues	$7,030	$7,253	$7,009
Sales and marketing	5,688	5,738	6,763
Research and development	6,113	6,739	6,488
General and administrative	34,076	30,314	25,815
Total stock-based compensation	$52,907	$50,044	$46,075

The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
RSUs	$38,087	$37,325	$36,664
Performance-based RSUs	13,270	11,512	8,078
ESPP	4,005	3,593	4,051
Capitalization (Included in Property and equipment, net)	(2,455)	(2,386)	(2,718)
Total stock-based compensation expenses	$52,907	$50,044	$46,075

The income tax benefit that was included within Income tax expense related to these stock-based compensation expenses for 2017, 2016, and 2015 was $12.5 million, $17.7 million, and $16.0 million, respectively. In 2017, the tax benefit reflects the reduction in the U.S. statutory corporate tax rate from 35% to 21%.

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	1,846	$66.30	2,110	$54.77	2,179	$46.36
Granted	732	79.94	760	78.58	1,075	61.74
Vested and settled	(885)	61.75	(873)	49.95	(932)	43.92
Forfeited	(105)	72.90	(151)	61.57	(212)	51.47
	1,588	$74.69	1,846	$66.30	2,110	$54.77

The RSUs in the table above include certain RSUs granted to the Company’s executives that are subject to performance conditions, and in some cases, market conditions. The unvested RSUs as of December 31, 2017 include approximately 0.4 million RSUs subject to performance and/or market conditions. The number of RSUs, subject to these performance and market conditions, that ultimately vest may range from zero to a maximum of 0.8 million RSUs depending on the level of performance achieved and whether any market conditions are satisfied.

The closing price of Verisign’s stock was $114.44 on December 31, 2017. As of December 31, 2017, the aggregate market value of unvested RSUs was $181.7 million. The fair values of RSUs that vested during 2017, 2016, and 2015 were $75.9 million, $70.5 million, and $59.8 million, respectively. As of December 31, 2017, total unrecognized compensation cost related to unvested RSUs was $77.5 million which is expected to be recognized over a weighted-average period of 2.5 years.

Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest income	$17,944	$6,191	$2,128
Gain on sale of business	10,421	—	—
Unrealized (loss) gain on contingent interest derivative on Subordinated Convertible Debentures	(893)	2,402	(14,130)
Other, net	154	1,572	1,337
Total non-operating income (loss), net	$27,626	$10,165	$(10,665)
Interest income is earned principally from the Company’s surplus cash balances and marketable securities. On April 1, 2017, the Company completed the sale of its iDefense business, which resulted in a gain of approximately $10.4 million in 2017. The unrealized gains and losses on the contingent interest derivative on the Subordinated Convertible Debentures reflects the change in value of the derivative that results primarily from the changes in the Company’s stock price. The fair value of the contingent interest derivative for periods after August 15, 2017 is negligible due to the Company’s right to redeem the debentures. Contingent interest after August 15, 2017 was included in Interest expense.
Note 10. Income Taxes

Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$313,351	$299,304	$248,932
Foreign	285,661	281,869	238,718
Total income before income taxes	$599,012	$581,173	$487,650

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current expense:
Federal	$16,870	$34,842	$13,601
State	294	240	156
Foreign, including withholding tax	15,539	19,268	17,241
	32,703	54,350	30,998
Deferred expense (benefit):
Federal	90,113	64,301	65,168
State	19,654	21,492	15,767
Foreign	(706)	385	481
	109,061	86,178	81,416
Total income tax expense	$141,764	$140,528	$112,414

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax expense at federal statutory rate	$209,654	$203,410	$170,677
State taxes, net of federal benefit	13,029	14,517	9,616
Differences between statutory rate and foreign effective tax rate	(83,808)	(79,087)	(66,238)
U.S. federal tax rate change	(186,800)	—	—
U.S. tax on accumulated foreign earnings, net of foreign tax credits	162,353	—	—
Foreign withholding tax on unremitted foreign earnings, net of foreign tax credits	33,619	—	—
Other	(6,283)	1,688	(1,641)
Total income tax expense	$141,764	$140,528	$112,414
The Tax Act was enacted on December 22, 2017, most provisions of which will take effect starting in 2018. The Tax Act makes substantial changes to U.S. taxation of corporations, including, lowering the U.S. federal corporate income tax rate from 35% to 21%, and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. Upon enactment, the Company remeasured its deferred tax balances to reflect the new 21% U.S. federal tax rate, which resulted in a tax benefit of $186.8 million in 2017. The Company also recorded a provisional deferred tax liability for the one-time U.S. tax of $162.4 million, triggered by the Tax Act, on accumulated foreign earnings, net of $38.3 million of resulting previously unrecognized foreign tax credits. As a result of the Tax Act, the Company no longer intends to indefinitely reinvest the earnings of its foreign subsidiaries offshore, and therefore, recognized a provisional deferred tax liability of $33.6 million for foreign withholding tax on its unremitted foreign earnings, net of $26.3 million of resulting foreign tax credits.
The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amounts recorded for the U.S. tax on accumulated foreign earnings, net of foreign tax credits and the foreign withholding tax on unremitted foreign earnings, net of foreign tax credits, and the state income tax effects of these two items are provisional amounts based on the Company’s estimates. The Company expects to complete the accounting for these impacts of the Tax Act in the fourth quarter of 2018 as it finalizes its cumulative earnings and profits of its foreign subsidiaries and receives additional guidance from the IRS pertaining to the Tax Act. The impacts of additional guidance and changes in estimates related to the effects of the Tax Act, if any, will be recorded in the period the additional guidance or information is available.

The Company qualifies for a tax holiday in Switzerland which does not expire, unless the required non-Swiss income and expense thresholds are no longer met, or there is a law change which eliminates the holiday. The tax holiday provides reduced rates of taxation on certain types of income and also require certain thresholds of foreign source income. The tax holiday increased the Company’s earnings per share by $0.10, $0.16, and $0.14 in 2017, 2016, and 2015, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$70,587	$46,879
Deductible goodwill and intangible assets	1,192	10,473
Tax credit carryforwards	52,659	59,337
Deferred revenue, accruals and reserves	77,869	114,548
Capital loss carryforwards	778,430	1,161,772
Other	5,584	4,791
Total deferred tax assets	986,321	1,397,800
Valuation allowance	(783,725)	(1,162,101)
Net deferred tax assets	202,596	235,699
Deferred tax liabilities:
Property and equipment	(1,577)	(4,212)
U.S. tax on accumulated foreign earnings	(162,912)	—
Foreign withholding tax on unremitted earnings	(33,619)	—
Subordinated Convertible debentures	(430,088)	(590,921)
Other	(3,116)	(2,614)
Total deferred tax liabilities	(631,312)	(597,747)
Total net deferred tax liabilities	$(428,716)	$(362,048)

With the exception of deferred tax assets related to capital loss and certain state net operating loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

As of December 31, 2017, the Company had federal, state and foreign net operating loss carryforwards of approximately $5.5 million, $1.3 billion and $18.9 million, respectively, before applying tax rates for the respective jurisdictions. As of December 31, 2017, the Company had federal and state research tax credits of $4.2 million and $2.3 million, respectively, and alternative minimum tax credits of $17.0 million available for future years. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2018 through 2034. The foreign net operating loss can be carried forward indefinitely. As of December 31, 2017, the Company had federal and state capital loss carryforwards of $2.9 billion and $3.1 billion, respectively, before applying tax rates for the respective jurisdictions. The capital loss carryforwards expire in 2018 and are also subject to annual limitations under Internal Revenue Code Section 382. The Company does not expect to realize any tax benefits from the capital loss carryforwards and accordingly has reserved the entire amount through valuation allowance and accrual for uncertain tax positions. As of December 31, 2017, the Company has foreign tax credit carryforwards of $121.5 million.  The majority of these foreign tax credits will expire in 2024.

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

	As of December 31,
	2017	2016
	(In thousands)
Beginning balance	$220,682	$220,280
Increases in tax positions for prior years	3,699	119
Decreases in tax positions for prior years	(144)	(71)
Increases in tax positions for current year	395	354
Decreases in tax positions due to settlement with taxing authorities	(1,416)	—
Ending balance	$223,216	$220,682

As of December 31, 2017, approximately $217.0 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. It is reasonably possible that during the next twelve months, the Company’s unrecognized tax benefits may change by a significant amount as a result of IRS audits. However the timing of completion and ultimate outcome of the audits remains uncertain. Therefore, the Company cannot currently estimate the impact on the balance of unrecognized tax benefits.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.

The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are currently under examination by the IRS for 2010 through 2014. The Company’s other tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has used net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2012 tax year and forward.

Note 11. Commitments and Contingencies

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Subordinated Convertible Debentures and the Senior Notes:

	Purchase Obligations	.tv Agreement	Senior Notes	Subordinated Convertible Debentures	Total
	(In thousands)
2018	$33,175	$5,000	$87,063	$1,279,388	$1,404,626
2019	4,893	5,000	87,063	—	96,956
2020	806	5,000	87,063	—	92,869
2021	612	5,000	87,063	—	92,675
2022	301	—	87,063	—	87,364
Thereafter	—	—	2,030,938	—	2,030,938
Total	$39,787	$20,000	$2,466,253	$1,279,388	$3,805,428

The amounts included in the table above related to the Subordinated Convertible Debentures include the February 2018 coupon and contingent interest payments in addition to the repayment of the full principal amount as a result of the redemption of the debentures as discussed in Note 4, “Debt and Interest Expense.”
The amounts in the table above exclude $217.0 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations include firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2022.
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. As of December 31, 2017, there were 131.9 million domain names in the .com registry. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com registry of $32.3 million in 2017, $31.5 million in 2016, and $30.9 million in 2015. Registry fees for other top-level domains that we operate have been excluded from the table above because the amounts are variable or passed through to registrars.
The Company has an agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees were $5.0 million in each of the last three years.
Verisign leases a small portion of its facilities under operating leases that extend into 2020. Rental expenses under operating leases were not material in any period presented. Future rental expenses under existing operating leases are not material.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 16th day of February 2018.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2018.

Signature	Title

/S/ D. JAMES BIDZOS	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ THOMAS F. FRIST III	Director
THOMAS F. FRIST III

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON