Form 10-Q
period 2018-03-31
VERISIGN INC/CA
filed 2018-04-26
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 20, 2018
Common stock, $.001 par value	97,005,831

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,703,722	$465,851
Marketable securities	652,740	1,948,900
Other current assets	52,066	31,402
Total current assets	2,408,528	2,446,153
Property and equipment, net	257,536	263,513
Goodwill	52,527	52,527
Deferred tax assets	15,425	15,392
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	26,307	18,603
Total long-term assets	496,795	495,035
Total assets	$2,905,323	$2,941,188
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$181,567	$219,603
Deferred revenues	736,555	713,309
Subordinated convertible debentures	630,824	627,616
Total current liabilities	1,548,946	1,560,528
Long-term deferred revenues	289,970	286,097
Senior notes	1,783,159	1,782,529
Deferred tax liabilities	214,400	444,108
Other long-term tax liabilities	303,582	128,197
Total long-term liabilities	2,591,111	2,640,931
Total liabilities	4,140,057	4,201,459
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 325,956 at March 31, 2018 and 325,218 at December 31, 2017; Outstanding shares: 97,005 at March 31, 2018 and 97,591 at December 31, 2017	326	325
Additional paid-in capital	16,305,653	16,437,135
Accumulated deficit	(17,538,015)	(17,694,790)
Accumulated other comprehensive loss	(2,698)	(2,941)
Total stockholders’ deficit	(1,234,734)	(1,260,271)
Total liabilities and stockholders’ deficit	$2,905,323	$2,941,188

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$299,288	$288,614
Costs and expenses:
Cost of revenues	48,152	50,669
Sales and marketing	17,275	18,322
Research and development	15,375	13,344
General and administrative	33,067	31,008
Total costs and expenses	113,869	113,343
Operating income	185,419	175,271
Interest expense	(40,788)	(29,023)
Non-operating income, net	7,804	1,301
Income before income taxes	152,435	147,549
Income tax expense	(18,172)	(31,137)
Net income	134,263	116,412
Other comprehensive income	243	346
Comprehensive income	$134,506	$116,758

Earnings per share:
Basic	$1.38	$1.14
Diluted	$1.09	$0.94
Shares used to compute earnings per share
Basic	97,250	102,467
Diluted	123,506	124,464
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$134,263	$116,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,117	13,102
Stock-based compensation	12,978	12,563
Amortization of debt discount and issuance costs	3,918	3,493
Amortization of discount on investments in debt securities	(4,128)	(1,764)
Other, net	87	328
Changes in operating assets and liabilities:
Other assets	(987)	14,196
Accounts payable and accrued liabilities	(36,271)	(67,608)
Deferred revenues	27,120	36,689
Net deferred income taxes and other long-term tax liabilities	(59,108)	20,775
Net cash provided by operating activities	89,989	148,186
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,931,930	1,049,795
Purchases of marketable securities	(631,456)	(813,459)
Purchases of property and equipment	(7,662)	(9,654)
Other investing activities	(160)	11,748
Net cash provided by investing activities	1,292,652	238,430
Cash flows from financing activities:
Proceeds from employee stock purchase plan	7,811	7,997
Repurchases of common stock	(152,741)	(173,048)
Net cash used in financing activities	(144,930)	(165,051)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	167	738
Net increase in cash, cash equivalents, and restricted cash	1,237,878	222,303
Cash, cash equivalents, and restricted cash at beginning of period	475,139	241,581
Cash, cash equivalents, and restricted cash at end of period	$1,713,017	$463,884
Supplemental cash flow disclosures:
Cash paid for interest	$43,326	$28,189
Cash paid for income taxes, net of refunds received	$72,959	$17,861
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2017 Annual Report on Form 10-K (the “2017 Form 10-K”) filed with the SEC on February 16, 2018.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Adoption of New Accounting Standards
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and several related amendments, issued by the Financial Accounting Standards Board (“FASB”). ASU 2014-09 replaces the previous numerous and disparate revenue recognition guidance, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 did not have any impact on our revenue recognition, but did result in a change in the accounting for costs incurred to obtain a contract. Pursuant to the new guidance, the Company will recognize the fees that it pays to ICANN for each annual increment of .com domain name registrations and renewals, as an asset which will be amortized on a straight-line basis over the related domain name term. This change was adopted using the modified retrospective method. As a result, the Company recorded current and long-term assets of $19.7 million and $7.6 million, respectively, a deferred tax liability of $4.8 million and a decrease to the opening balance of accumulated deficit of $22.5 million.
Effective January 1, 2018, the Company adopted ASU 2016-18, Restricted Cash, issued by the FASB. ASU 2016-18 requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts set forth on the statement of cash flows instead of presenting changes in restricted cash in cash flows from investing activities. As a result of the adoption, the changes in restricted cash are included with cash and cash equivalents on the statement of cash flows for both periods presented. The change in the amounts presented for the prior period was not significant.
Recent Accounting Pronouncements
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

Note 2. Revenue
Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
U.S.	$177,542	$173,082
EMEA	53,417	52,727
China	25,858	27,453
Other	42,471	35,352
Total revenues	$299,288	$288,614
Revenues for the Company’s Registry Services business are attributed to the country of domicile and the respective regions in which registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue for each region may also be impacted by registrars domiciled in one region, registering domain names in another region.

Registry Services
Registry Services revenues primarily arise from fixed fees charged to registrars for the initial registration or renewal of .com, .net, and other domain names. Fees for domain name registrations and renewals are generally due at the time of registration or renewal. Domain name registration terms range from one year up to ten years.
Most customers either maintain a deposit with Verisign or provide an irrevocable letter of credit in excess of the amounts owed. New customers are subjected to a credit review process that evaluates the customer’s financial condition and, ultimately, their ability to pay.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each domain name registration or renewal is considered a separate optional purchase and represents a single performance obligation, which is to allow its registration and maintain that registration (by allowing updates, DNS resolution and Whois services) through the registration term. These services are provided continuously throughout each registration term, and as such, revenues from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal term.
Security Services
Following the revenue recognition criteria above, revenues from Security Services are usually deferred and recognized over the service term, generally one to two years. These revenues are not significant in relation to our consolidated revenues.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenue. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due for domain name registrations and renewals, offset by $269.1 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period. The balance of deferred revenue as of March 31, 2018 represents our aggregate remaining performance obligations. Amounts included in current deferred revenue are all expected to be recognized in revenue within 12 months, while long-term deferred revenue amounts will be recognized in revenue over several years and in some cases up to ten years.

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
Costs Incurred to Obtain a Contract
As discussed above, we recognize the fees that we pay to ICANN for each annual increment of domain name registrations and renewals, as an asset which will be amortized on a straight-line basis over the related registration term. These assets are included in Other current assets and Other long-term assets on the condensed consolidated balance sheet.
Practical Expedients and Exemptions
We recognize sales commissions for our Security Services contracts as expense when incurred because the amortization period for the majority of commissions would have been one year or less. These costs are not material for any period presented and are recorded within sales and marketing expenses.

Note 3.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2018	2017
	(In thousands)
Cash	$51,876	$135,092
Time deposits	5,759	3,682
Money market funds (Level 1)	1,031,051	116,068
Debt securities issued by the U.S. Treasury (Level 1)	1,277,071	2,169,197
Total	$2,365,757	$2,424,039

Cash and cash equivalents	$1,703,722	$465,851
Restricted cash (included in Other long-term assets)	9,295	9,288
Total Cash, cash equivalents, and restricted cash	1,713,017	475,139
Marketable Securities	652,740	1,948,900
Total	$2,365,757	$2,424,039
The fair value of the debt securities held as of March 31, 2018 was $1.3 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of March 31, 2018 are scheduled to mature in less than one year. The higher Cash and cash equivalents balance and lower Marketable securities balance at March 31, 2018 reflects the short-term liquidity needed to settle the principal amount of the Subordinated Convertible Debentures in cash, upon redemption on May 1, 2018, as previously disclosed.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2018, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Subordinated Convertible Debentures was $4.3 billion as of March 31, 2018. The fair values of the senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $751.9 million, $509.3 million, and $527.3 million, respectively, as of March 31, 2018. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$20,450	$—
Prepaid expenses	17,296	15,787
Accounts receivable, net	6,117	5,111
Income taxes receivable	3,996	6,347
Other	4,207	4,157
Total other current assets	$52,066	$31,402
Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$7,730	$—
Restricted cash	9,295	9,288
Other tax receivable	5,673	5,673
Other	3,609	3,642
Total other long-term assets	$26,307	$18,603
The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are capitalized and amortized over the domain name registration term, upon adoption of ASU 2014-09 as discussed in Note 1. The amount of prepaid registry fees as of March 31, 2018 reflects amortization of $8.1 million during the three months ended March 31, 2018 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Accounts payable	$8,921	$20,923
Accrued employee compensation	25,935	51,481
Customer deposits, net	58,190	63,617
Interest payable	40,895	47,357
Income taxes payable and other tax liabilities	16,119	13,477
Other accrued liabilities	31,507	22,748
Total accounts payable and accrued liabilities	$181,567	$219,603

Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2017, was paid during the three months ended March 31, 2018. Interest payable includes coupon and contingent interest on the Subordinated Convertible Debentures, and interest payable on the 2023 Senior Notes the 2025 Senior Notes, and the 2027 Senior Notes. Income taxes payable and other tax liabilities as of December 31, 2017 primarily consisted of foreign income taxes payable, which were paid during the three months ended March 31, 2018. Income taxes payable and other tax liabilities as of March 31, 2018 includes the current portion of taxes payable on accumulated foreign earnings triggered by the 2017 Tax Cuts and Jobs Act (“Tax Act”), which was included in Deferred tax liabilities as of December 31, 2017.
Note 5. Stockholders’ Deficit
On February 8, 2018, the Company’s Board of Directors authorized the repurchase of approximately $585.8 million of its common stock, in addition to the $414.2 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2018 the Company repurchased 1.1 million shares of its common stock at an average stock price of $114.81. The aggregate cost of the repurchases in the three months ended March 31, 2018 was $124.9 million. As of March 31, 2018, $938.3 million remained available for further repurchases under the share repurchase program.
During the three months ended March 31, 2018, the Company placed 0.2 million shares, at an average stock price of $117.89, and for an aggregate cost of $27.8 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 229.0 million shares of its common stock for an aggregate cost of $8.9 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Weighted-average shares of common stock outstanding	97,250	102,467
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	25,579	21,327
Unvested RSUs and ESPP	677	670
Shares used to compute diluted earnings per share	123,506	124,464
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenues	$1,609	$1,735
Sales and marketing	1,448	1,429
Research and development	1,721	1,496
General and administrative	8,200	7,903
Total stock-based compensation expense	$12,978	$12,563
The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
RSUs	$9,287	$9,154
Performance-based RSUs	3,113	3,088
ESPP	1,049	981
Capitalization (included in Property and equipment, net)	(471)	(660)
Total stock-based compensation expense	$12,978	$12,563

Note 8. Debt and Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$14,948	$10,156
Contractual interest on Senior Notes	21,766	15,235
Amortization of debt discount on Subordinated Convertible Debentures	3,161	2,911
Amortization of debt issuance costs and other interest expense	913	721
Total interest expense	$40,788	$29,023
On February 15, 2018, the Company called for the redemption of all of the outstanding Subordinated Convertible Debentures. The debentures will be redeemed on May 1, 2018 at a redemption price equal to 100% of the principal, plus accrued but unpaid interest up to, but not including, the redemption date. The Subordinated Convertible Debentures called for redemption may be converted at any time before the close of business on Monday, April 30, 2018. If holders elect to convert their debentures, the Company will settle the principal value, up to $1.25 billion, in cash, and the remaining value through the issuance of shares of the Company’s stock. In the second quarter of 2018, the Company will recognize any gain or loss upon extinguishment for the difference between the carrying value and the fair value of the liability component of the Subordinated Convertible Debentures on the redemption date.

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest income	$7,489	$2,245
Other, net	315	(944)
Total non-operating income, net	$7,804	$1,301

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Income tax expense	$18,172	$31,137
Effective tax rate	12%	21%
The effective tax rate for the three months ended March 31, 2018 was lower than the statutory federal rate of 21% primarily due to foreign income taxed at lower rates, $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, and $5.5 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2017 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and $6.2 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes.
The Tax Act was enacted on December 22, 2017, most provisions of which became effective starting in 2018. The Company recorded provisional amounts of deferred taxes for the impact of various parts of the Tax Act in 2017. These provisional amounts were adjusted in the three months ended March 31, 2018, primarily due to new IRS guidance, resulting in an income tax benefit of $12.1 million, and a reduction in the amount of foreign tax credit carryforwards reported as of December 31, 2017 to $67.9 million. The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amounts recorded for the U.S. tax on accumulated foreign earnings, net of foreign tax credits, the amounts recorded for foreign tax credits related to the foreign withholding tax on unremitted foreign earnings, and the state income tax effects of these items are provisional amounts based on the Company’s estimates. The Company expects to complete the accounting for these impacts of the Tax Act in the fourth quarter of 2018 as it finalizes its cumulative earnings and profits of its foreign subsidiaries and receives additional guidance from the IRS pertaining to the Tax Act. The impacts of additional guidance and changes in estimates related to the effects of the Tax Act, if any, will be recorded in the period the additional guidance or information is available.
As a result of the Tax Act, the Company no longer intends to indefinitely reinvest the earnings of its foreign subsidiaries offshore, and accordingly, during the three months ended March 31, 2018 the Company completed the previously disclosed repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which was recorded in deferred tax liabilities in 2017.
The Company’s deferred tax liabilities as of March 31, 2018 reflect the reclassification of the $93.6 million noncurrent liability for U.S. income taxes on accumulated foreign earnings, net of applicable foreign tax credits, to Other long-term tax liabilities and the reclassification of the $8.1 million current portion of the liability to Accounts payable and accrued liabilities. Other long-term tax liabilities as of March 31, 2018 also reflects the reclassification of deferred tax assets related to tax credits and loss carryforwards which are no longer available to offset unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2018 and our 2017 Form 10-K, which was filed on February 16, 2018, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
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
As of March 31, 2018, we had approximately 148.3 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $299.3 million during the three months ended March 31, 2018, an increase of 4% compared to the same period in 2017.

•	We recorded operating income of $185.4 million during the three months ended March 31, 2018. This represents an increase of 6% compared to the same period in 2017.

•	During the first quarter we repatriated $1.15 billion of cash held by foreign subsidiaries, net of foreign withholding taxes.

•
On February 15, 2018 we called for the redemption of all the outstanding Subordinated Convertible Debentures, with a redemption date of May 1, 2018. If holders elect to convert their debentures, we will settle the principal amount, up to $1.25 billion in cash and settle the remaining value through the issuance of shares of Verisign’s common stock.

•
We finished the first quarter with 148.3 million .com and .net registrations in the domain name base, which represents a 3% increase from March 31, 2017, and a net increase of 1.9 million domain name registrations from December 31, 2017.

•	During the three months ended March 31, 2018, we processed 9.6 million new domain name registrations for .com and .net compared to 9.5 million for the same period in 2017.

•
The final .com and .net renewal rate for the fourth quarter of 2017 was 72.2% compared with 67.6% for the same quarter in 2016. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended March 31, 2018, we repurchased 1.1 million shares of our common stock under the share repurchase program for $124.9 million. As of March 31, 2018, $938.3 million remained available for further repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $90.0 million during the three months ended March 31, 2018, compared to $148.2 million in the same period last year.
Pursuant to our agreements with ICANN, we make available on our website (at https://www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The domain name base is the active zone plus the number of domain name registrations that are registered but not configured for use in the respective top level domain zone file plus the number of domain name registrations that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain name registrations provided in this Form 10-Q are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2018	2017
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	16.1	17.6
Sales and marketing	5.8	6.3
Research and development	5.1	4.6
General and administrative	11.0	10.8
Total costs and expenses	38.0	39.3
Operating income	62.0	60.7
Interest expense	(13.6)	(10.1)
Non-operating income, net	2.6	0.5
Income before income taxes	51.0	51.1
Income tax expense	(6.1)	(10.8)
Net income	44.9%	40.3%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We increased the annual fee for a .net domain name registration from $7.46 to $8.20 on February 1, 2017 and from $8.20 to $9.02 on February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. The annual fee for a .com domain name registration is $7.85 for the duration of the current .com Registry Agreement through November 30, 2024, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) of the DNS, subject to approval of the DOC. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services are not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in thousands)
Revenues	$299,288	4%	$288,614
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	March 31, 2018	% Change	March 31, 2017
.com and .net domain name registrations in the domain name base	148.3 million	3%	143.6 million
Revenues increased by $10.7 million during the three months ended March 31, 2018, compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, which was driven by a 4% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2017 and 2018, partially offset by a 5% decline in the domain name base for .net.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants and how they will manage their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2018 and beyond.
We expect the rate of growth in revenues will remain consistent in the remainder of 2018 compared to the three months ended March 31, 2018, as a result of continued growth in the aggregate number of domain names ending in .com and increases in the .net domain name registration fees in February 2018.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in thousands)
U.S.	$177,542	3%	$173,082
EMEA	53,417	1%	52,727
China	25,858	(6)%	27,453
Other	42,471	20%	35,352
Total revenues	$299,288		$288,614
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. The impacts of these changes are reflected in the growth rates in the U.S. and Other regions. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The decline in revenues from China represents the lingering effects of a temporary surge in domain name registrations during the second half of 2015 and first quarter of 2016.
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

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in thousands)
Cost of revenues	$48,152	(5)%	$50,669
Cost of revenues decreased by $2.5 million during the three months ended March 31, 2018, compared to the same period last year, due to a combination of individually insignificant factors
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2018 compared to the three months ended March 31, 2018.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in thousands)
Sales and marketing	$17,275	(6)%	$18,322
Sales and marketing expenses decreased by $1.0 million during the three months ended March 31, 2018, compared to the same period last year due to a combination of individually insignificant factors.
We expect sales and marketing expenses as a percentage of revenues to increase during the remainder of 2018 compared to the three months ended March 31, 2018, as the volume of marketing initiatives increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in thousands)
Research and development	$15,375	15%	$13,344
Research and development expenses increased by $2.0 million during the three months ended March 31, 2018, compared to the same period last year, due to a combination of individually insignificant factors.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2018 compared to the three months ended March 31, 2018.
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

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in thousands)
General and administrative	$33,067	7%	$31,008
General and administrative expenses increased by $2.1 million during the three months ended March 31, 2018, compared to the same period last year, primarily due to a $1.6 million increase in salary and employee benefits expenses, including stock-based compensation as a result of higher average headcount.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2018 compared to the three months ended March 31, 2018.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$14,948	$10,156
Contractual interest on Senior Notes	21,766	15,235
Amortization of debt discount on Subordinated Convertible Debentures	3,161	2,911
Amortization of debt issuance costs and other interest expense	913	721
Total interest expense	$40,788	$29,023
We expect quarterly interest expense to decrease during the remainder of 2018 compared to the three months ended March 31, 2018, due to the planned extinguishment of the Subordinated Convertible Debentures on May 1, 2018.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest income	$7,489	$2,245
Other, net	315	(944)
Total non-operating income, net	$7,804	$1,301
Interest income increased in the three months ended March 31, 2018 due to an increase in interest rates on our investments in debt securities. We expect quarterly non-operating income, net to decrease during the remainder of 2018 compared to the three months ended March 31, 2018, due to a decrease in our invested balances following the payment of the $1.25 billion principal amount of the Subordinated Convertible Debentures.

Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Income tax expense	$18,172	$31,137
Effective tax rate	12%	21%
The effective tax rate for the three months ended March 31, 2018 was lower than the statutory federal rate of 21% primarily due to foreign income taxed at lower rates, $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, and approximately $5.5 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes. For further discussion of the impact of the Tax Act, refer to Note 10 to our Notes to Condensed Consolidated Financial Statements. The effective tax rate for the three months ended March 31, 2017 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and $6.2 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes.

Liquidity and Capital Resources

	March 31,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$1,703,722	$465,851
Marketable securities	652,740	1,948,900
Total	$2,356,462	$2,414,751
As of March 31, 2018, our principal source of liquidity was $1.7 billion of cash and cash equivalents and $652.7 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of March 31, 2018, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 3, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As a result of the Tax Act, we no longer intend to indefinitely reinvest the earnings of our foreign subsidiaries offshore, and accordingly, during the three months ended March 31, 2018 we completed the previously disclosed repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which were accrued during 2017. As of March 31, 2018, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $550.7 million.
During the three months ended March 31, 2018, we repurchased 1.1 million shares of our common stock under the share repurchase program for $124.9 million. On February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. As of March 31, 2018, $938.3 million remained available for further repurchases under our share repurchase program.
As of March 31, 2018, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. As of March 31, 2018, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
As of March 31, 2018, we had $1.25 billion principal amount outstanding of 3.25% subordinated convertible debentures due 2037. We have historically derived significant tax savings from the Subordinated Convertible Debentures as the interest deduction for tax purposes has exceeded the cash interest paid due to the structure of the debentures and the related tax laws. However, as a result of the enactment of the Tax Act, which includes limits on interest deductibility and a lower U.S. federal income tax rate, these tax savings were expected to diminish in the future. Due to the diminished tax savings and several other factors, on February 15, 2018 we called for the redemption of all the outstanding Subordinated Convertible Debentures, with a redemption date of May 1, 2018. Holders may convert their debentures at any time before the close of business on April 30, 2018. If holders elect to convert their debentures, we will settle the principal amount, up to $1.25 billion in cash and the remaining value through the issuance of shares of Verisign’s common stock. The higher Cash and cash equivalents balance and lower Marketable securities balance at March 31, 2018 reflects the short-term liquidity needed to settle the principal amount of the Subordinated Convertible Debentures in cash. Based on the if-converted value of the Subordinated Convertible Debentures as of March 31, 2018, the conversion spread would have required us to issue up to 25.8 million shares of common stock. The excess interest deductions on the Subordinated Convertible Debentures will not be subject to recapture, and accordingly, the deferred tax liability related to the debentures will be reversed into Additional paid-in capital upon extinguishment of the debt.
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

In summary, our cash flows for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$89,989	$148,186
Net cash provided by investing activities	1,292,652	238,430
Net cash used in financing activities	(144,930)	(165,051)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	167	738
Net increase in cash, cash equivalents, and restricted cash	$1,237,878	$222,303
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the three months ended March 31, 2018, compared to the same period last year, primarily due to an increase in cash paid for income taxes and cash paid for interest on our debt obligations, partially offset by an increase in interest income and a decrease in cash paid to suppliers and employees. The increase in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion to the U.S. The increase in cash paid for interest was due to interest paid on the Senior Notes issued in July 2017 and an increase in contingent interest on our Subordinated Convertible Debentures. Cash received from interest income increased due to increases in interest rates and our investments in debt securities. Cash paid to suppliers and employees decreased primarily due to timing of certain vendor payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Net cash provided by investing activities increased during the three months ended March 31, 2018, compared to the same period last year, primarily due to an increase in proceeds from sales and maturities of marketable securities, net of purchases and a decrease in purchases of property and equipment, partially offset by a decrease in other investing activities including the proceeds received in the first quarter of 2017 from the sale of our iDefense business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from borrowings, and our employee stock purchase plan.
Net cash used in financing activities decreased during the three months ended March 31, 2018, compared to the same period last year, primarily due to a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of China has indicated that it will issue, and in some instances has begun to issue, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of Registry Services in China and could impact the growth or renewal rates of domain name registrations in China. In addition to registry operators, certain of such regulations will also require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact the growth of our business in China.
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
To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and significant penalties, becomes effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements can impose significant costs for us that are likely to increase over time.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, other outside vendors, or from current, former or contract employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. As a result of our Registry Services operations, attacks against third-party suppliers could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, outages resulting from destructive malcode, hardware defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
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
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks have demonstrated that DDoS attacks continue to grow in size and sophistication and have an ability to widely disrupt internet services. Particularly since 2016, the size of DDoS attacks has grown rapidly, and we have successfully mitigated DDoS attacks during this time frame that are significantly larger than those we have historically experienced. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to ensure that our infrastructure can process levels of attack traffic that are significant multiples of our normal transaction volume. Further, we sell DDoS protection services to our Security Services customers. Although we increase our knowledge of and develop new techniques in the identification and mitigation of attacks through the protection of our Security Services customers, the DDoS protection services share some of the infrastructure used in our Registry Services business. Therefore the provision of such services might expose our critical Registry Services infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any attacks directed specifically against us and our networks.
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
Role of the U.S. Government. In the fourth quarter of 2016, the United States government completed a transition to the multi-stakeholder community of the historical role played by NTIA in the coordination of the DNS. Changes arising from this transition to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, ICANN has adopted bylaws that are designed, in part, to enhance accountability through a new organization called the Empowered Community, which is comprised of a cross section of stakeholders. ICANN or the Empowered Community may assert positions that could negatively impact our strategy or our business.
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
For example, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root key signing key (“KSK”) rollover, necessitating functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN, external DNS vendors and service providers, or relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business. In particular, because root KSK rollover involves updates both to certain keys managed by us in our role as Root Zone Maintainer and to corresponding keys maintained by external DNS vendors and service providers’ DNSSEC implementations, if such external parties are not adequately prepared for and/or do not appropriately effectuate root key updates, any root KSK rollover, including the initial rollover currently planned by ICANN, may introduce substantial risk to relying parties. Even where we have correctly implemented our key updates, we could face potential legal claims and reputational harm if the failures described occur.
Additionally, over 1,200 new gTLDs have already been delegated into the root zone in the current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs , the timing of which remains uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and expanded upon in subsequent publications, we continue to believe there are potential security and stability issues that could involve the root zone and at other levels of the DNS from the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing and other cyber attacks. It is anticipated that as additional new gTLDs are delegated now, or in subsequent rounds, more domain name collisions and associated security issues will occur.
The evolution of internet practices and behaviors and the adoption of substitute technologies may impact the demand for domain names.
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct e-commerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet as well as the motivation of domain name registrants and how they will monetize their investment in domain names can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names following an increase in their value. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors could result in a decrease in the demand and/or renewal rates for domain names in our TLDs. The resulting decrease in demand and/or renewal rates could negatively impact the volume of new domain name registrations, our renewal rates and our associated revenue growth.
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
See the “Competition” section in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.
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
As of March 31, 2018, we had $2.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $0.7 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
As of March 31, 2018, we had one billion authorized common shares, of which 97.0 million shares were outstanding. In addition, of our authorized common shares, 13.2 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of our 3.25% Junior Subordinated Convertible Debentures due 2037 (“Subordinated Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Subordinated Convertible Debentures into our common stock. In February 2018, we called for the redemption of all the outstanding Subordinated Convertible Debentures. The debentures will be redeemed on May 1, 2018 and may be converted at any time before the close of business on Monday, April 30, 2018. If holders elect to convert their debentures, we intend to settle the $1.25 billion principal value in cash, and the remaining value will be settled through the issuance of shares of Verisign’s stock. Issuance of shares to settle the Subordinated Convertible Debentures or under our Equity Plans would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our indebtedness.
We have a significant amount of outstanding debt, and we periodically reassess our capital structure and may incur additional indebtedness in the future. Our substantial indebtedness, including any future indebtedness, requires us to dedicate a significant portion of our cash flow from operations or to arrange alternative liquidity sources to make principal and interest payments, when due, or to repurchase or settle our debt, if triggered, by certain corporate events, certain events of default, or conversion. It could also limit our flexibility in planning for or reacting to changes in our business and our industry, or make required capital expenditures and investments in our business; make it difficult or more expensive to refinance our debt or obtain new debt; trigger an event of default; and increase our vulnerability to adverse changes in general economic and industry conditions. Some of our debt contains covenants which may limit our operating flexibility, including restrictions on share repurchases, dividends, prepayment or repurchase of debt, acquisitions, disposing of assets, if we do not continue to meet certain financial ratios. Any rating assigned to our debt securities could be lowered or withdrawn by a rating agency, which could make it more difficult or more expensive for us to obtain additional debt financing in the future. The occurrence of any of the foregoing factors could have a material adverse effect on our business, cash flows, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2018	432	$113.64	432	$428.3	million
February 1 - 28, 2018	392	$113.36	392	$969.6	million
March 1 - 31, 2018	264	$118.89	264	$938.3	million
	1,088		1,088
(1) Effective February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

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

VERISIGN, INC.

Date: April 26, 2018	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 26, 2018	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer