Form 10-Q
period 2018-06-30
VERISIGN INC/CA
filed 2018-07-26
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 20, 2018
Common stock, $.001 par value	121,918,584

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$256,396	$465,851
Marketable securities	914,879	1,948,900
Other current assets	57,640	31,402
Total current assets	1,228,915	2,446,153
Property and equipment, net	256,064	263,513
Goodwill	52,527	52,527
Deferred tax assets	201,900	15,392
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	27,179	18,603
Total long-term assets	682,670	495,035
Total assets	$1,911,585	$2,941,188
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$183,521	$219,603
Deferred revenues	737,706	713,309
Subordinated convertible debentures	—	627,616
Total current liabilities	921,227	1,560,528
Long-term deferred revenues	288,996	286,097
Senior notes	1,783,788	1,782,529
Deferred tax liabilities	—	444,108
Other long-term tax liabilities	298,563	128,197
Total long-term liabilities	2,371,347	2,640,931
Total liabilities	3,292,574	4,201,459
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 352,120 at June 30, 2018 and 325,218 at December 31, 2017; Outstanding shares: 122,189 at June 30, 2018 and 97,591 at December 31, 2017	352	325
Additional paid-in capital	16,031,004	16,437,135
Accumulated deficit	(17,409,664)	(17,694,790)
Accumulated other comprehensive loss	(2,681)	(2,941)
Total stockholders’ deficit	(1,380,989)	(1,260,271)
Total liabilities and stockholders’ deficit	$1,911,585	$2,941,188

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$302,452	$288,552	$601,740	$577,166
Costs and expenses:
Cost of revenues	47,365	47,644	95,517	98,313
Sales and marketing	16,569	19,474	33,844	37,796
Research and development	13,755	13,510	29,130	26,854
General and administrative	31,753	32,964	64,820	63,972
Total costs and expenses	109,442	113,592	223,311	226,935
Operating income	193,010	174,960	378,429	350,231
Interest expense	(28,792)	(29,090)	(69,580)	(58,113)
Non-operating income, net	660	14,002	8,464	15,303
Income before income taxes	164,878	159,872	317,313	307,421
Income tax expense	(36,527)	(36,772)	(54,699)	(67,909)
Net income	128,351	123,100	262,614	239,512
Other comprehensive income	17	217	260	563
Comprehensive income	$128,368	$123,317	$262,874	$240,075

Earnings per share:
Basic	$1.13	$1.22	$2.49	$2.35
Diluted	$1.04	$0.99	$2.13	$1.93
Shares used to compute earnings per share
Basic	113,936	101,060	105,639	101,759
Diluted	123,200	123,980	123,399	124,218
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$262,614	$239,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	24,195	25,172
Stock-based compensation	26,276	25,938
Loss on debt extinguishment	6,554	—
Gain on sale of business	—	(10,607)
Amortization of debt discount and issuance costs	5,719	7,048
Amortization of discount on investments in debt securities	(7,686)	(4,587)
Other, net	1,179	261
Changes in operating assets and liabilities:
Other assets	(7,605)	8,310
Accounts payable and accrued liabilities	(20,892)	(38,285)
Deferred revenues	27,296	34,246
Net deferred income taxes and other long-term tax liabilities	(25,844)	41,889
Net cash provided by operating activities	291,806	328,897
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,634,376	2,356,948
Purchases of marketable securities	(1,592,403)	(2,351,738)
Purchases of property and equipment	(18,669)	(18,974)
Other investing activities	(160)	11,748
Net cash provided by (used in) investing activities	1,023,144	(2,016)
Cash flows from financing activities:
Repayment of principal on subordinated convertible debentures	(1,250,009)	—
Proceeds from employee stock purchase plan	7,811	7,997
Repurchases of common stock	(281,597)	(325,759)
Net cash used in financing activities	(1,523,795)	(317,762)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(590)	1,002
Net (decrease) increase in cash, cash equivalents, and restricted cash	(209,435)	10,121
Cash, cash equivalents, and restricted cash at beginning of period	475,139	241,581
Cash, cash equivalents, and restricted cash at end of period	$265,704	$251,702
Supplemental cash flow disclosures:
Cash paid for interest	$73,971	$58,797
Cash paid for income taxes, net of refunds received	$85,597	$23,662
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
Adoption of New Accounting Standards
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and several related amendments, issued by the Financial Accounting Standards Board (“FASB”). ASU 2014-09 replaces the previous numerous and disparate revenue recognition guidance, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 did not have any impact on our revenue recognition, but did result in a change in the accounting for costs incurred to obtain a contract. Pursuant to the new guidance, the Company will recognize the fees that it pays to ICANN for each annual increment of .com domain name registrations and renewals, as an asset which will be amortized on a straight-line basis over the related domain name term. This change was adopted using the modified retrospective method. As a result, the Company recorded current and long-term assets of $19.7 million and $7.6 million, respectively, a deferred tax liability of $4.8 million and a decrease to the opening balance of accumulated deficit of $22.5 million.
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
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
U.S.	$187,818	$174,719	$373,001	$348,350
EMEA	53,367	52,992	106,784	105,719
China	26,550	26,050	52,408	53,503
Other	34,717	34,791	69,547	69,594
Total revenues	$302,452	$288,552	$601,740	$577,166
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenue. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due for domain name registrations and renewals, offset by $451.8 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period. The balance of deferred revenue as of June 30, 2018 represents our aggregate remaining performance obligations. Amounts included in current deferred revenue are all expected to be recognized in revenue within 12 months, except for a portion of deferred revenue that relates to domain name renewals that are deleted in the 45 day grace period following the transaction. The long-term deferred revenue amounts will be recognized in revenue over several years and in some cases up to ten years.
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

Note 3.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2018	2017
	(In thousands)
Cash	$27,932	$135,092
Time deposits	4,310	3,682
Money market funds (Level 1)	133,543	116,068
Debt securities issued by the U.S. Treasury (Level 1)	1,014,798	2,169,197
Total	$1,180,583	$2,424,039

Cash and cash equivalents	$256,396	$465,851
Restricted cash (included in Other long-term assets)	9,308	9,288
Total Cash, cash equivalents, and restricted cash	265,704	475,139
Marketable Securities	914,879	1,948,900
Total	$1,180,583	$2,424,039
The fair value of the debt securities held as of June 30, 2018 was $1.0 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of June 30, 2018 are scheduled to mature in less than one year. The lower Cash and cash equivalents and Marketable securities balances at June 30, 2018 reflect the cash used to settle the principal amount of the Subordinated Convertible Debentures on May 1, 2018, as discussed in Note 8. “Debt and Interest Expense.”
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2018, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $756.1 million, $507.4 million, and $526.5 million, respectively, as of June 30, 2018. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2. As part of the settlement of the Subordinated Convertible Debentures, the Company estimated the fair value of the liability component of the debentures, based on the present value of the remaining contractual cash flows, using a discount rate of 8.42% (the estimated borrowing rate for similar non-convertible debt). The fair value of the liability component at the time of extinguishment was $651.3 million and is classified as Level 3.

Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$20,655	$—
Prepaid expenses	21,935	15,787
Accounts receivable, net	6,403	5,111
Income taxes receivable	4,085	6,347
Other	4,562	4,157
Total other current assets	$57,640	$31,402
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$7,757	$—
Restricted cash	9,308	9,288
Other tax receivable	5,673	5,673
Other	4,441	3,642
Total other long-term assets	$27,179	$18,603
The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term, upon adoption of ASU 2014-09 as discussed in Note 1. The amount of prepaid registry fees as of June 30, 2018 reflects amortization of $8.1 million and $16.2 million during the three and six months ended June 30, 2018 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Accounts payable	$6,937	$10,519
Accrued employee compensation	36,420	51,481
Customer deposits, net	72,397	63,617
Interest payable	24,468	47,357
Accrued registry fees	12,577	10,404
Income taxes payable and other tax liabilities	6,997	13,477
Other accrued liabilities	23,725	22,748
Total accounts payable and accrued liabilities	$183,521	$219,603
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2017, was paid during the six months ended June 30, 2018. Interest payable includes interest payable on the 2023 Senior Notes, the 2025 Senior Notes, and the 2027 Senior Notes. Interest payable as of December 31, 2017 also includes interest payable on the Subordinated Convertible Debentures. Income taxes payable and other tax liabilities as of December 31, 2017 primarily consisted of foreign income taxes payable, which were paid during the six months ended June 30, 2018.

Note 5. Stockholders’ Deficit
On February 8, 2018, the Company’s Board of Directors authorized the repurchase of approximately $585.8 million of its common stock, in addition to the $414.2 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2018 the Company repurchased 1.0 million and 2.0 million shares of its common stock, respectively, at an average stock price of $131.57 and $122.62, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2018 was $125.0 million and $249.9 million, respectively. As of June 30, 2018, $813.3 million remained available for further repurchases under the share repurchase program.
During the six months ended June 30, 2018, the Company placed 0.3 million shares, at an average stock price of $118.91, and for an aggregate cost of $31.7 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 229.9 million shares of its common stock for an aggregate cost of $9.1 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Weighted-average shares of common stock outstanding	113,936	101,060	105,639	101,759
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	8,776	22,530	17,178	21,929
Unvested RSUs and ESPP	488	390	582	530
Shares used to compute diluted earnings per share	123,200	123,980	123,399	124,218
The weighted average shares of common stock outstanding for the three and six months ended June 30, 2018, reflects the issuance of 26.1 million shares of common stock related to the settlement of the Subordinated Convertible Debentures on May 1, 2018. The dilutive impact of the conversion spread related to the Subordinated Convertible Debentures is included in the calculation for the three and six months ended June 30, 2018, on a weighted-average basis for the period prior to conversion.
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
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$1,818	$1,802	$3,428	$3,537
Sales and marketing	1,494	1,457	2,942	2,886
Research and development	1,688	1,482	3,409	2,978
General and administrative	8,298	8,634	16,497	16,537
Total stock-based compensation expense	$13,298	$13,375	$26,276	$25,938

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
RSUs	$9,406	$9,220	$18,693	$18,374
Performance-based RSUs	3,360	3,804	6,473	6,892
ESPP	1,059	960	2,109	1,941
Capitalization (included in Property and equipment, net)	(527)	(609)	(999)	(1,269)
Total stock-based compensation expense	$13,298	$13,375	$26,276	$25,938

Note 8. Debt and Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Contractual interest on Senior Notes	$21,766	$15,234	$43,531	$30,469
Contractual interest on Subordinated Convertible Debentures	5,067	10,156	20,015	20,312
Amortization of debt discount on Subordinated Convertible Debentures	1,075	2,971	4,236	5,882
Amortization of debt issuance costs and other interest expense	884	729	1,798	1,450
Total interest expense	$28,792	$29,090	$69,580	$58,113
On February 15, 2018, the Company called for the redemption of all the outstanding Subordinated Convertible Debentures with a redemption date of May 1, 2018. Substantially all of the holders elected to convert their debentures, and on May 1, 2018, the Company settled the $1.25 billion principal value in cash, and issued 26.1 million shares of common stock for the $3.17 billion excess of the conversion value over the principal amount. Of the total consideration transferred to settle the debentures, $651.3 million was allocated to the liability component, and the remaining $3.77 billion was allocated to the equity component. The fair value of the liability component exceeded the $644.7 million carrying value, and therefore, resulted in a loss of $6.6 million upon extinguishment of the Subordinated Convertible Debentures in the second quarter of 2018.

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$6,583	$3,309	$14,071	$5,554
Loss on extinguishment of Subordinated Convertible Debentures	(6,554)	—	(6,554)	—
Gain on sale of business	—	10,607	—	10,607
Other, net	631	86	947	(858)
Total non-operating income, net	$660	$14,002	$8,464	$15,303
In the second quarter of 2018, the Company recognized a $6.6 million loss on the extinguishment of the Subordinated Convertible Debentures. During the second quarter of 2017, the Company completed the sale of its iDefense business, which resulted in a gain of approximately $10.6 million.

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax expense	$36,527	$36,772	$54,699	$67,909
Effective tax rate	22%	23%	17%	22%
The effective tax rate for the three months ended June 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the six months ended June 30, 2018 was lower than the federal statutory rate, primarily due to $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, $6.0 million of excess tax benefits related to stock-based compensation and foreign income taxed at lower rates, partially offset by state income taxes. The effective tax rate for the three and six months ended June 30, 2017 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for the six months ended June 30, 2017 was reduced by $6.7 million of excess tax benefits related to stock-based compensation.
The Tax Act was enacted on December 22, 2017, most provisions of which became effective starting in 2018. The Company recorded provisional amounts of deferred taxes for the impact of various parts of the Tax Act in 2017. These provisional amounts were adjusted in the first quarter of 2018, primarily due to new IRS guidance, resulting in an income tax benefit of $12.1 million, and a reduction in the amount of foreign tax credit carryforwards reported as of December 31, 2017 to $67.9 million. The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amounts recorded for the U.S. tax on accumulated foreign earnings, net of foreign tax credits, the amounts recorded for foreign tax credits related to the foreign withholding tax on unremitted foreign earnings, and the state income tax effects of these items are provisional amounts based on the Company’s estimates. The Company expects to complete the accounting for these impacts of the Tax Act in the fourth quarter of 2018 as it finalizes its cumulative earnings and profits of its foreign subsidiaries and receives additional guidance from the IRS pertaining to the Tax Act. The impacts of additional guidance and changes in estimates related to the effects of the Tax Act, if any, will be recorded in the period the additional guidance or information is available.
As a result of the Tax Act, the Company no longer intends to indefinitely reinvest the earnings of its foreign subsidiaries offshore, and accordingly, during the six months ended June 30, 2018 the Company completed the repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which was recorded in deferred tax liabilities in 2017.
As of June 30, 2018, the Company’s Other long-term tax liabilities reflect the $85.0 million noncurrent liability for U.S. income taxes on accumulated foreign earnings, net of applicable foreign tax credits. The $8.1 million current portion of the liability is included as a reduction of income tax receivables in Other current assets as of June 30, 2018. Both the current and noncurrent portion of these liabilities in addition to the $8.5 million paid in the second quarter of 2018, had been included in deferred tax liabilities as of December 31, 2017. Other long-term tax liabilities as of June 30, 2018 also reflects the reclassification of unrecognized tax benefits, as deferred tax assets related to tax credits and loss carryforwards are no longer available to offset the liabilities.

The excess interest deductions on the Subordinated Convertible Debentures that were converted will not be subject to recapture, and accordingly, the $439.2 million deferred tax liability related to the debentures was reversed into Additional paid-in capital upon extinguishment of the debt. As a result of this decrease in deferred tax liabilities, the Company is in a net deferred tax asset position as of June 30, 2018 for every tax jurisdiction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2018 and our 2017 Form 10-K, which was filed on February 16, 2018, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law..
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
As of June 30, 2018, we had approximately 149.7 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $302.5 million and $601.7 million during the three and six months ended June 30, 2018, an increase of 5% and 4%, respectively, compared to the same periods in 2017.

•
We recorded operating income of $193.0 million and $378.4 million during the three and six months ended June 30, 2018. This represents an increase of 10% and 8%, respectively, compared to the same periods in 2017.

•
On February 15, 2018, we called for the redemption of the outstanding Subordinated Convertible Debentures with a redemption date of May 1, 2018. Substantially all of the holders elected to convert their debentures, and upon conversion on May 1, 2018, we settled the $1.25 billion principal value in cash, and issued 26.1 million shares of common stock for the $3.17 billion excess of the conversion value over the principal amount. We recognized a loss on debt extinguishment of $6.6 million during the three months ended June 30, 2018.

•
We finished the second quarter with 149.7 million .com and .net registrations in the domain name base, which represents a 4% increase from June 30, 2017, and a net increase of 1.4 million domain name registrations from March 31, 2018.

•	During the three months ended June 30, 2018, we processed 9.6 million new domain name registrations for .com and .net compared to 9.2 million for the same period in 2017.

•
The final .com and .net renewal rate for the first quarter of 2018 was 75.3% compared with 72.5% for the same quarter in 2017. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended June 30, 2018, we repurchased 1.0 million shares of our common stock under the share repurchase program for $125.0 million. As of June 30, 2018, $813.3 million remained available for further repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $291.8 million during the six months ended June 30, 2018, compared to $328.9 million in the same period last year.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	15.7	16.5	15.9	17.0
Sales and marketing	5.5	6.7	5.6	6.5
Research and development	4.5	4.7	4.8	4.7
General and administrative	10.5	11.5	10.8	11.1
Total costs and expenses	36.2	39.4	37.1	39.3
Operating income	63.8	60.6	62.9	60.7
Interest expense	(9.5)	(10.1)	(11.6)	(10.1)
Non-operating income, net	0.2	4.9	1.4	2.7
Income before income taxes	54.5	55.4	52.7	53.3
Income tax expense	(12.1)	(12.7)	(9.1)	(11.8)
Net income	42.4%	42.7%	43.6%	41.5%
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

A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Revenues	$302,452	5%	$288,552	$601,740	4%	$577,166
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	June 30, 2018	% Change	June 30, 2017
.com and .net domain name registrations in the domain name base	149.7 million	4%	144.3 million
Revenues increased by $13.9 million and $24.6 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, which was driven by a 5% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2017 and 2018, partially offset by a 6% decline in the domain name base for .net.
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
We expect the rate of growth in revenues will remain consistent in the remainder of 2018 compared to the six months ended June 30, 2018, as a result of continued growth in the aggregate number of domain names ending in .com and increases in the .net domain name registration fees in current and prior years.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
U.S.	$187,818	7%	$174,719	$373,001	7%	$348,350
EMEA	53,367	1%	52,992	106,784	1%	105,719
China	26,550	2%	26,050	52,408	(2)%	53,503
Other	34,717	—%	34,791	69,547	—%	69,594
Total revenues	$302,452		$288,552	601,740		577,166
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. In the three and six months ended June 30, 2018, the majority of our revenue growth has come from increased sales to U.S. based registrars. The decline in revenues from China in the six months ended June 30, 2018, represents the lingering effects of a temporary surge in domain name registrations during the second half of 2015 and first quarter of 2016.
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

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Cost of revenues	$47,365	(1)%	$47,644	$95,517	(3)%	$98,313
Cost of revenues remained consistent during the three months ended June 30, 2018, compared to the same period last year.
Cost of revenues decreased by $2.8 million during the six months ended June 30, 2018, compared to the same period last year, primarily due to decreases in salary and employee benefits expenses and depreciation expenses, partially offset by an increase in telecommunications expenses. Salary and employee benefits expenses decreased by $1.9 million, primarily due to a reduction in average headcount resulting from the sale of the iDefense business in April 2017. Depreciation expenses decreased by $1.8 million as a result of lower average hardware purchases over the last several years. Telecommunications expenses increased by $2.0 million as a result of an increase in network costs supporting our operations.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2018 compared to the six months ended June 30, 2018.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Sales and marketing	$16,569	(15)%	$19,474	$33,844	(10)%	$37,796
Sales and marketing expenses decreased by $2.9 million during the three months ended June 30, 2018, compared to the same period last year due to a $1.8 million decrease in marketing activities and campaigns supporting our business.
Sales and marketing expenses decreased by $4.0 million during the six months ended June 30, 2018, compared to the same period last year, primarily due to decreases in salary and employee benefits expenses and advertising and marketing expenses. Salary and employee benefits expenses decreased by $2.2 million due to a decrease in commissions expenses and a reduction in average headcount. Advertising and marketing expenses decreased by $1.7 million, primarily due to a decrease in marketing activities and campaigns supporting our business.
We expect sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2018, compared to the six months ended June 30, 2018.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Research and development	$13,755	2%	$13,510	$29,130	8%	$26,854
Research and development expenses remained consistent during the three months ended June 30, 2018, compared to the same period last year.

Research and development expenses increased by $2.3 million during the six months ended June 30, 2018, compared to the same period last year, primarily due to a $1.7 million decrease in capitalized labor.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2018 compared to the six months ended June 30, 2018.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
General and administrative	$31,753	(4)%	$32,964	$64,820	1%	$63,972
General and administrative expenses decreased by $1.2 million during the three months ended June 30, 2018, compared to the same period last year, primarily due to a decrease in legal expenses, partially offset by an increase in salary and employee benefits expenses. Legal expenses decreased by $2.0 million due to lower external legal fees. Salary and employee benefits expenses increased by $1.6 million due to an increase in average headcount and other related benefits costs.
General and administrative expenses increased slightly during the six months ended June 30, 2018, compared to the same period last year, primarily due to an increase in salary and employee benefits expenses, partially offset by a decrease in legal expenses. Salary and employee benefits expenses increased by $2.9 million due to an increase in average headcount. Legal expenses decreased by $2.4 million due to lower external legal fees.
We expect general and administrative expenses as a percentage of revenues to increase slightly during the remainder of 2018 compared to the six months ended June 30, 2018.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Contractual interest on Senior Notes	$21,766	$15,234	$43,531	$30,469
Contractual interest on Subordinated Convertible Debentures	5,067	10,156	20,015	20,312
Amortization of debt discount on Subordinated Convertible Debentures	1,075	2,971	4,236	5,882
Amortization of debt issuance costs and other interest expense	884	729	1,798	1,450
Total interest expense	$28,792	$29,090	$69,580	$58,113
Contractual interest on the Senior Notes increased during the three and six months ended June 30, 2018, due to the interest expense recognized on the 2027 Senior Notes which were issued in July 2017. Contractual interest and debt discount amortization on the Subordinated Convertible Debentures decreased in the three months ended June 30, 2018 due to the settlement of the outstanding convertible debentures on May 1, 2018.
We expect quarterly interest expense to decrease during the remainder of 2018 compared to the six months ended June 30, 2018, due to the extinguishment of the Subordinated Convertible Debentures on May 1, 2018.

Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$6,583	$3,309	$14,071	$5,554
Loss on extinguishment of Subordinated Convertible Debentures	(6,554)	—	(6,554)	—
Gain on sale of business	—	10,607	—	10,607
Other, net	631	86	947	(858)
Total non-operating income, net	$660	$14,002	$8,464	$15,303
Interest income increased in the three and six months ended June 30, 2018 due to an increase in interest rates on our investments in debt securities. On May 1, 2018, we settled all of the outstanding Subordinated Convertible Debentures, which resulted in a loss on extinguishment of approximately $6.6 million. During the second quarter of 2017, we completed the sale of our iDefense business, which resulted in a gain of approximately $10.6 million.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax expense	$36,527	$36,772	$54,699	$67,909
Effective tax rate	22%	23%	17%	22%
The effective tax rate for the three months ended June 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the six months ended June 30, 2018 was lower than the federal statutory rate, primarily due to $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, $6.0 million of excess tax benefits related to stock-based compensation and foreign income taxed at lower rates, partially offset by state income taxes. For further discussion of the impact of the Tax Act, refer to Note 10 to our Notes to Condensed Consolidated Financial Statements. The effective tax rate for the three and six months ended June 30, 2017 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for the six months ended June 30, 2017 was reduced by $6.7 million of excess tax benefits related to stock-based compensation.

Liquidity and Capital Resources

	June 30,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$256,396	$465,851
Marketable securities	914,879	1,948,900
Total	$1,171,275	$2,414,751
As of June 30, 2018, our principal source of liquidity was $256.4 million of cash and cash equivalents and $914.9 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of June 30, 2018, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 3, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As a result of the Tax Act, we no longer intend to indefinitely reinvest the earnings of our foreign subsidiaries offshore, and accordingly, during the first quarter of 2018 we completed the previously disclosed repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which were accrued during 2017. As of June 30, 2018, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $602.4 million.
We have historically derived significant tax savings from the Subordinated Convertible Debentures, as the interest deduction for tax purposes had exceeded the cash interest paid, due to the structure of the debentures and the related tax laws. However, as a result of the enactment of the Tax Act, which includes limits on interest deductibility and a lower U.S. federal income tax rate, these tax savings were expected to diminish in the future. Due to the diminished tax savings and several other factors, on February 15, 2018 we called for the redemption of all the outstanding Subordinated Convertible Debentures, with a redemption date of May 1, 2018. Substantially all of the holders elected to convert their debentures, and upon conversion on May 1, 2018, the Company settled the $1.25 billion principal value in cash, and issued 26.1 million shares of common stock for the $3.17 billion excess of the conversion value over the principal amount. The excess interest deductions on the Subordinated Convertible Debentures that were converted, will not be subject to recapture, and accordingly, the $439.2 million deferred tax liability related to the debentures was reversed into Additional paid-in capital upon extinguishment of the debt.
On February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. During the three months ended June 30, 2018, we repurchased 1.0 million shares of our common stock under the share repurchase program for $125.0 million. As of June 30, 2018, $813.3 million remained available for further repurchases under our share repurchase program.
As of June 30, 2018, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. As of June 30, 2018, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
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
In summary, our cash flows for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$291,806	$328,897
Net cash provided by (used in) investing activities	1,023,144	(2,016)
Net cash used in financing activities	(1,523,795)	(317,762)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(590)	1,002
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(209,435)	$10,121

Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the six months ended June 30, 2018, compared to the same period last year, primarily due to increases in cash paid for income taxes and cash paid for interest on our debt obligations, partially offset by increases in cash received from customers and interest income, and a decrease in cash paid to suppliers and employees. The increase in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion to the U.S in the first quarter of 2018. The increase in cash paid for interest was due to interest paid on the 2027 Senior Notes which were issued in July 2017, and an increase in contingent interest on our Subordinated Convertible Debentures. Cash received from customers increased primarily due to higher domain name registrations and renewals, and the increases in the .net domain name registration fees in February 2018. Cash received from interest income increased due to increases in interest rates and our investments in debt securities. Cash paid to suppliers and employees decreased primarily due to timing of certain vendor payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Net cash provided by (used in) investing activities increased during the six months ended June 30, 2018, compared to the same period last year, primarily due to an increase in proceeds from sales and maturities of marketable securities, net of purchases, partially offset by a decrease in other investing activities including the proceeds received in the first quarter of 2017 from the sale of our iDefense business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, debt repayments, proceeds from borrowings, and our employee stock purchase plan.
Net cash used in financing activities increased during the six months ended June 30, 2018, compared to the same period last year, primarily due to the repayment of the principal amount of the Subordinated Convertible Debentures during the second quarter of 2018, partially offset by a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the settlement of all the outstanding Subordinated Convertible Debentures in the second quarter of 2018, there have been no significant changes in our market risk exposures since December 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The DOC approved the .com Amendment under amendment 34 to the Cooperative Agreement. The DOC did not extend the term of the Cooperative Agreement, which will expire on November 30, 2018, unless the DOC, in its sole discretion, extends the term. Under amendment 34, the DOC has the right to conduct a public interest review for the sole purpose of determining whether the DOC will exercise its right to extend the term of the Cooperative Agreement. In connection with the aforementioned review, we agreed to cooperate fully and to work in good faith to reach a mutual agreement with the DOC to resolve issues identified in such review and to work in good faith to implement any agreed upon changes as of the expiration of the current term of the Cooperative Agreement. In addition to the Cooperative Agreement expiring or the term extending as referenced above, the Company and the DOC could mutually agree to amend the Cooperative Agreement. We can provide no assurance that any changes that we agree to as a result of the above obligations will not have a material adverse impact on our business, operating results, financial condition, and cash flows.
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
Vertical integration. Under the .com, .net, and .name Registry Agreements with ICANN, as well as the Cooperative Agreement with the DOC, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar. Historically, all gTLD registry operators were subject to this vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal in several instances. If we were to seek removal of the vertical integration restrictions contained in our agreements, it is uncertain whether ICANN and/or DOC approval would be obtained. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. Furthermore, such vertical integration restrictions do not generally apply to ccTLD registry operators. If registry operators of other TLDs are able to obtain competitive advantages through such vertical integration, it could materially harm our business.
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
To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and significant penalties, became effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements can impose significant costs for us that are likely to increase over time.
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
Additionally, over 1,200 new gTLDs have already been delegated into the root zone in the current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs , the timing of which remains uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and expanded upon in subsequent publications, we continue to believe there are potential security and stability issues that could involve the root zone and at other levels of the DNS from the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing and other cyber-attacks. It is anticipated that as additional new gTLDs are delegated now, or in subsequent rounds, more domain name collisions and associated security issues will occur.
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
An unfavorable global market, economic, social and political environment has impacted or may negatively impact, among other things:

•
our customers’ continued growth and development of their businesses, or their ability to maintain their businesses and continue as going concerns, which could affect demand for our products and services;

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
In addition, to the extent that the market, economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may have a disproportionate negative impact on our business.
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

•	legal uncertainty regarding liability, enforcing our contracts, and compliance with foreign laws;

•	economic tensions between governments and changes in international trade policies;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information, including complying with the customer verification requirements of certain countries;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.
We rely on our intellectual property rights to protect our proprietary assets, and any failure by us to protect or enforce, or any misappropriation of, our intellectual property could harm our business.
Our success depends in part on our internally developed technologies and related intellectual property. Despite our precautions, it may be possible for an external party to copy or otherwise obtain and use our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to some of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standards essential patents,” in some cases we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.
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
We operate in a unique competitive and highly regulated environment, and we depend on the knowledge, experience, and performance of our senior management team and other key employees in this regard and otherwise. We periodically experience changes in our management team. If we are unable to attract, integrate, retain and motivate these key individuals as well as other highly skilled employees, and implement succession plans for these personnel, our business may suffer. For example, our service products are highly technical and require individuals skilled and knowledgeable in unique platforms, operating systems and software development tools.
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
The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a limitation on interest deductibility, and a new tax regime for foreign earnings. Our decision to redeem the convertible debentures, the new U.S. taxes on accumulated and future foreign earnings, other adverse changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and our future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”) or be subject to trade or tax retaliation by other countries. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, WTO or other countries, they could adversely impact our financial condition, results of operations and cash flows. Income tax expense on accumulated foreign earnings recorded as a result of the Tax Act is a provisional amount and reflects our current best estimate, which may be adjusted over the course of 2018 and materially impact our results of operations.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of June 30, 2018, we had $1.2 billion in cash, cash equivalents, marketable securities and restricted cash, of which $914.9 million was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
We have a significant amount of outstanding debt, and we periodically reassess our capital structure and may incur additional indebtedness in the future. Our substantial indebtedness, including any future indebtedness, requires us to dedicate a significant portion of our cash flow from operations or to arrange alternative liquidity sources to make principal and interest payments, when due, or to repurchase or settle our debt, if triggered, by certain corporate events, or certain events of default. It could also limit our flexibility in planning for or reacting to changes in our business and our industry, or make required capital expenditures and investments in our business; make it difficult or more expensive to refinance our debt or obtain new debt; trigger an event of default; and increase our vulnerability to adverse changes in general economic and industry conditions. Some of our debt contains covenants which may limit our operating flexibility, including restrictions on share repurchases, dividends, prepayment or repurchase of debt, acquisitions, disposing of assets, if we do not continue to meet certain financial ratios. Any rating assigned to our debt securities could be lowered or withdrawn by a rating agency, which could make it more difficult or more expensive for us to obtain additional debt financing in the future. The occurrence of any of the foregoing factors could have a material adverse effect on our business, cash flows, results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 – 30, 2018	—	$—	—	$938.3	million
May 1 - 31, 2018	469	$125.26	469	$879.6	million
June 1 - 30, 2018	481	$137.72	481	$813.3	million
	950		950
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

VERISIGN, INC.

Date: July 26, 2018	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 26, 2018	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer