Form 10-Q
period 2018-09-30
VERISIGN INC/CA
filed 2018-10-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (703) 948-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES   ☒     NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company.” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 19, 2018
Common stock, $.001 par value	120,888,417

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$231,571	$465,851
Marketable securities	947,395	1,948,900
Other current assets	57,016	31,402
Total current assets	1,235,982	2,446,153
Property and equipment, net	256,269	263,513
Goodwill	52,527	52,527
Deferred tax assets	167,772	15,392
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	27,078	18,603
Total long-term assets	648,646	495,035
Total assets	$1,884,628	$2,941,188
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$176,121	$219,603
Deferred revenues	737,515	713,309
Subordinated convertible debentures	—	627,616
Total current liabilities	913,636	1,560,528
Long-term deferred revenues	286,735	286,097
Senior notes	1,784,417	1,782,529
Deferred tax liabilities	—	444,108
Other long-term tax liabilities	300,941	128,197
Total long-term liabilities	2,372,093	2,640,931
Total liabilities	3,285,729	4,201,459
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 352,260 at September 30, 2018 and 325,218 at December 31, 2017; Outstanding shares: 121,158 at September 30, 2018 and 97,591 at December 31, 2017	352	325
Additional paid-in capital	15,873,534	16,437,135
Accumulated deficit	(17,271,984)	(17,694,790)
Accumulated other comprehensive loss	(3,003)	(2,941)
Total stockholders’ deficit	(1,401,101)	(1,260,271)
Total liabilities and stockholders’ deficit	$1,884,628	$2,941,188

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$305,777	$292,428	$907,517	$869,594
Costs and expenses:
Cost of revenues	48,249	47,333	143,766	145,646
Sales and marketing	13,868	18,667	47,712	56,463
Research and development	13,712	12,715	42,842	39,569
General and administrative	34,951	32,654	99,771	96,626
Total costs and expenses	110,780	111,369	334,091	338,304
Operating income	194,997	181,059	573,426	531,290
Interest expense	(22,631)	(37,756)	(92,211)	(95,869)
Non-operating income, net	5,935	6,241	14,399	21,544
Income before income taxes	178,301	149,544	495,614	456,965
Income tax expense	(40,621)	(34,645)	(95,320)	(102,554)
Net income	137,680	114,899	400,294	354,411
Other comprehensive income	(322)	(264)	(62)	299
Comprehensive income	$137,358	$114,635	$400,232	$354,710

Earnings per share:
Basic	$1.13	$1.15	$3.60	$3.51
Diluted	$1.13	$0.93	$3.25	$2.85
Shares used to compute earnings per share
Basic	121,682	99,614	111,046	101,036
Diluted	122,261	124,074	123,079	124,162
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$400,294	$354,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	36,450	37,665
Stock-based compensation	41,406	40,043
Loss on debt extinguishment	6,554	—
Gain on sale of business	—	(10,421)
Amortization of debt discount and issuance costs	6,428	10,827
Amortization of discount on investments in debt securities	(12,746)	(9,092)
Other, net	1,770	150
Changes in operating assets and liabilities:
Other assets	(6,917)	4,566
Accounts payable and accrued liabilities	(29,478)	(24,756)
Deferred revenues	24,844	32,790
Net deferred income taxes and other long-term tax liabilities	10,662	67,385
Net cash provided by operating activities	479,267	503,568
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	3,081,702	3,895,675
Purchases of marketable securities	(2,067,498)	(4,398,787)
Purchases of property and equipment	(29,597)	(40,609)
Other investing activities	(160)	11,748
Net cash provided by (used in) investing activities	984,447	(531,973)
Cash flows from financing activities:
Repayment of principal on subordinated convertible debentures	(1,250,009)	—
Proceeds from employee stock purchase plan	12,836	12,915
Repurchases of common stock	(459,803)	(474,290)
Proceeds from borrowings, net of issuance costs	—	543,185
Net cash (used in) provided by financing activities	(1,696,976)	81,810
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(985)	1,118
Net (decrease) increase in cash, cash equivalents, and restricted cash	(234,247)	54,523
Cash, cash equivalents, and restricted cash at beginning of period	475,139	241,581
Cash, cash equivalents, and restricted cash at end of period	$240,892	$296,104
Supplemental cash flow disclosures:
Cash paid for interest	$87,184	$86,622
Cash paid for income taxes, net of refunds received	$84,433	$22,717
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
Adoption of New Accounting Standards
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and several related amendments, issued by the Financial Accounting Standards Board (“FASB”). ASU 2014-09 replaces the previous numerous and disparate revenue recognition guidance, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 did not have any impact on our revenue recognition, but did result in a change in the accounting for costs incurred to obtain a contract. Pursuant to the new guidance, the Company recognizes the fees that it pays to ICANN for each annual increment of .com domain name registrations and renewals, as an asset which is amortized on a straight-line basis over the related domain name term. This change was adopted using the modified retrospective method. As a result, the Company recorded current and long-term assets of $19.7 million and $7.6 million, respectively, a deferred tax liability of $4.8 million and a decrease to the opening balance of accumulated deficit of $22.5 million.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. This ASU will become effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows for an alternative transition approach, which will not require adjustments to comparative prior period amounts.
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

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
U.S.	$190,980	$177,597	$563,981	$525,947
EMEA	53,047	52,790	159,831	158,509
China	27,094	27,177	79,502	80,680
Other	34,656	34,864	104,203	104,458
Total revenues	$305,777	$292,428	$907,517	$869,594
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenue. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due for domain name registrations and renewals, offset by $607.3 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period. The balance of deferred revenue as of September 30, 2018 represents our aggregate remaining performance obligations. Amounts included in current deferred revenue are all expected to be recognized in revenue within 12 months, except for a portion of deferred revenue that relates to domain name renewals that are deleted in the 45 day grace period following the transaction. The long-term deferred revenue amounts will be recognized in revenue over several years and in some cases up to ten years.
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

Note 3.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	September 30,	December 31,
	2018	2017
	(In thousands)
Cash	$33,237	$135,092
Time deposits	4,069	3,682
Money market funds (Level 1)	178,299	116,068
Debt securities issued by the U.S. Treasury (Level 1)	972,682	2,169,197
Total	$1,188,287	$2,424,039

Cash and cash equivalents	$231,571	$465,851
Restricted cash (included in Other long-term assets)	9,321	9,288
Total Cash, cash equivalents, and restricted cash	240,892	475,139
Marketable securities	947,395	1,948,900
Total	$1,188,287	$2,424,039
The fair value of the debt securities held as of September 30, 2018 was $972.7 million, including less than $0.2 million of gross and net unrealized gains. All of the debt securities held as of September 30, 2018 are scheduled to mature in less than one year. The lower Cash and cash equivalents and Marketable securities balances at September 30, 2018 reflect the cash used to settle the principal amount of the Subordinated Convertible Debentures on May 1, 2018, as discussed in Note 8. “Debt and Interest Expense.”
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2018, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $762.9 million, $511.5 million, and $536.1 million, respectively, as of September 30, 2018. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2. As part of the settlement of the Subordinated Convertible Debentures in the second quarter of 2018, the Company estimated the fair value of the liability component of the debentures, based on the present value of the remaining contractual cash flows, using a discount rate of 8.42% (the estimated borrowing rate for similar non-convertible debt). The fair value of the liability component at the time of extinguishment was $651.3 million and is classified as Level 3.

Note 4. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$20,755	$—
Prepaid expenses	19,582	15,787
Accounts receivable, net	8,397	5,111
Income taxes receivable	3,672	6,347
Other	4,610	4,157
Total other current assets	$57,016	$31,402
Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$7,752	$—
Restricted cash	9,321	9,288
Other tax receivable	5,673	5,673
Other	4,332	3,642
Total other long-term assets	$27,078	$18,603
The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term, upon adoption of ASU 2014-09 as discussed in Note 1. The amount of prepaid registry fees as of September 30, 2018 reflects amortization of $8.3 million and $24.5 million during the three and nine months ended September 30, 2018 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Accounts payable	$6,972	$10,519
Accrued employee compensation	39,644	51,481
Customer deposits, net	46,890	63,617
Interest payable	33,171	47,357
Accrued registry fees	11,676	10,404
Income taxes payable and other tax liabilities	11,231	13,477
Other accrued liabilities	26,537	22,748
Total accounts payable and accrued liabilities	$176,121	$219,603
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2017, was paid during the nine months ended September 30, 2018. Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. The balance of customer deposits can fluctuate significantly due to the timing of payments from large customers. Interest payable includes interest payable on the 2023 Senior Notes, the 2025 Senior Notes, and the 2027 Senior Notes. Interest payable as of December 31, 2017 also includes interest payable on the Subordinated Convertible Debentures.

Note 5. Stockholders’ Deficit
On February 8, 2018, the Company’s Board of Directors authorized the repurchase of approximately $585.8 million of its common stock, in addition to the $414.2 million remaining available for repurchase under the previous share repurchase program for a total repurchase authorization of up to $1.0 billion of its common stock. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2018 the Company repurchased 1.1 million and 3.2 million shares of its common stock, respectively, at an average stock price of $152.21 and $133.30, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2018 was $175.0 million and $424.9 million, respectively. As of September 30, 2018, $638.3 million remained available for further repurchases under the share repurchase program.
During the nine months ended September 30, 2018, the Company placed 0.3 million shares, at an average stock price of $121.40, and for an aggregate cost of $34.9 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 231.1 million shares of its common stock for an aggregate cost of $9.2 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Weighted-average shares of common stock outstanding	121,682	99,614	111,046	101,036
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	—	23,956	11,452	22,605
Unvested RSUs and ESPP	579	504	581	521
Shares used to compute diluted earnings per share	122,261	124,074	123,079	124,162
The weighted average shares of common stock outstanding for the three and nine months ended September 30, 2018, reflects the issuance of 26.1 million shares of common stock related to the settlement of the Subordinated Convertible Debentures on May 1, 2018. The dilutive impact of the conversion spread related to the Subordinated Convertible Debentures is included in the calculation for the nine months ended September 30, 2018, on a weighted-average basis for the period prior to conversion.
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
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$1,755	$1,774	$5,183	$5,311
Sales and marketing	1,451	1,369	4,393	4,255
Research and development	1,623	1,575	5,032	4,553
General and administrative	10,301	9,387	26,798	25,924
Total stock-based compensation expense	$15,130	$14,105	$41,406	$40,043

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
RSUs	$10,817	$10,556	$29,510	$28,930
Performance-based RSUs	3,875	3,100	10,348	9,992
ESPP	1,018	1,000	3,127	2,941
Capitalization (included in Property and equipment, net)	(580)	(551)	(1,579)	(1,820)
Total stock-based compensation expense	$15,130	$14,105	$41,406	$40,043

Note 8. Debt and Interest Expense
The following table presents the components of the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,403	$65,297	$51,872
Contractual interest on Subordinated Convertible Debentures	—	12,426	20,015	32,738
Amortization of debt discount on Subordinated Convertible Debentures	—	3,034	4,236	8,916
Amortization of debt issuance costs and other interest expense	865	893	2,663	2,343
Total interest expense	$22,631	$37,756	$92,211	$95,869
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

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$5,823	$5,832	$19,894	$11,386
Loss on extinguishment of Subordinated Convertible Debentures	—	—	(6,554)	—
(Loss) gain on sale of business	—	(186)	—	10,421
Other, net	112	595	1,059	(263)
Total non-operating income, net	$5,935	$6,241	$14,399	$21,544
In the second quarter of 2018, the Company recognized a $6.6 million loss on the extinguishment of the Subordinated Convertible Debentures. During the second quarter of 2017, the Company completed the sale of its iDefense business, which resulted in a net gain of approximately $10.4 million.

Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax expense	$40,621	$34,645	$95,320	$102,554
Effective tax rate	23%	23%	19%	22%
The effective tax rate for the three months ended September 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2018 was lower than the federal statutory rate, primarily due to $12.6 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, $7.2 million of excess tax benefits related to stock-based compensation and foreign income taxed at lower rates, partially offset by state income taxes. The effective tax rate for the three and nine months ended September 30, 2017 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for the nine months ended September 30, 2017 was reduced by $8.2 million of excess tax benefits related to stock-based compensation.
The Tax Act was enacted on December 22, 2017, most provisions of which became effective starting in 2018. The Company recorded provisional amounts of deferred taxes for the impact of various parts of the Tax Act in 2017. These provisional amounts were adjusted in 2018, primarily due to new IRS guidance, resulting in an income tax benefit of $12.6 million, and a reduction in the amount of foreign tax credit carryforwards reported as of December 31, 2017 to $67.9 million. The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the state income tax effects are provisional amounts based on the Company’s estimates, which are expected to be finalized in the fourth quarter of 2018 as the state income tax returns are filed and additional guidance from the IRS, if any is received.
As a result of the Tax Act, the Company no longer intends to indefinitely reinvest the earnings of its foreign subsidiaries offshore, and accordingly, during the nine months ended September 30, 2018 the Company completed the repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which was recorded in deferred tax liabilities in 2017.
As of September 30, 2018, the Company’s Other long-term tax liabilities includes the $81.0 million noncurrent liability for U.S. income taxes on accumulated foreign earnings, net of applicable foreign tax credits, while the $4.8 million current portion of the liability is included in Accounts payable and accrued liabilities. Both the current and noncurrent portion of these liabilities in addition to the $10.6 million paid through September 30, 2018, had been included in deferred tax liabilities as of December 31, 2017. Other long-term tax liabilities as of September 30, 2018 also reflects the reclassification of unrecognized tax benefits, as deferred tax assets related to tax credits and loss carryforwards are no longer available to offset the liabilities.

The excess interest deductions on the Subordinated Convertible Debentures that were converted will not be subject to recapture, and accordingly, the $439.2 million deferred tax liability related to the debentures was reversed into Additional paid-in capital upon extinguishment of the debt. As a result of this decrease in deferred tax liabilities, the Company is in a net deferred tax asset position as of September 30, 2018 for every tax jurisdiction.
Note 11. Subsequent Event
On October 24, 2018, the Company entered into an agreement with NeuStar, Inc. (“Neustar”) to sell the rights, economic benefits, and obligations, in all customer contracts related to its Security Services business. The transaction includes the sale of customer agreements related to Verisign’s DDoS Protection, Managed Domain Name System (“DNS”), DNS Firewall, and Recursive DNS services. As part of the transaction, the Company will continue to support the Security Services customers during the transition to Neustar, pursuant to a transition services agreement that is expected to be executed at closing. The transaction is subject to customary regulatory approval and is expected to close shortly following the receipt of such approval. The purchase price, subject to a cap of $120.0 million, consists of a payment of $50.0 million, due at the time of closing, plus an additional contingent amount, due after the first anniversary of closing. The additional contingent amount, which cannot be negative, is based upon, among other things, the successful transition of customers to Neustar during the 12-month period following closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2018 and our 2017 Form 10-K, which was filed on February 16, 2018, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
Overview
We are a global provider of domain name registry services and internet security, enabling internet navigation for many of the world’s most recognized domain names and providing protection for websites and enterprises around the world. Our Registry Services ensure the security, stability, and resiliency of key internet infrastructure and services, including the .com and .net domains, two of the internet’s root servers, and the operation of the Root Zone Maintainer function for the core of the internet’s DNS. Our product suite also includes Security Services, consisting of DDoS Protection Services and Managed DNS Services. Revenues from Security Services are not significant in relation to our consolidated revenues. On October 24, 2018, we entered into an agreement with Neustar to sell the rights, economic benefits, and obligations, in all customer contracts related to our Security Services business. We will retain our proprietary technology, network assets, critical infrastructure, software, and public DNS service to focus solely on supporting our core mission: ensuring the security, stability, and resiliency of our core infrastructure.
As of September 30, 2018, we had approximately 151.7 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $305.8 million and $907.5 million during the three and nine months ended September 30, 2018, an increase of 5% and 4%, respectively, compared to the same periods in 2017.

•
We recorded operating income of $195.0 million and $573.4 million during the three and nine months ended September 30, 2018. This represents an increase of 8% compared to each of the same periods in 2017.

•
We finished the third quarter with 151.7 million .com and .net registrations in the domain name base, which represents a 4% increase from September 30, 2017, and a net increase of 2.0 million domain name registrations from June 30, 2018.

•	During the three months ended September 30, 2018, we processed 9.5 million new domain name registrations for .com and .net compared to 8.9 million for the same period in 2017.

•
The final .com and .net renewal rate for the second quarter of 2018 was 75.0% compared with 74.0% for the same quarter in 2017. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended September 30, 2018, we repurchased 1.1 million shares of our common stock under the share repurchase program for $175.0 million. As of September 30, 2018, $638.3 million remained available for further repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $479.3 million during the nine months ended September 30, 2018, compared to $503.6 million in the same period last year.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	15.8	16.2	15.8	16.7
Sales and marketing	4.5	6.4	5.3	6.5
Research and development	4.5	4.3	4.7	4.6
General and administrative	11.4	11.2	11.0	11.1
Total costs and expenses	36.2	38.1	36.8	38.9
Operating income	63.8	61.9	63.2	61.1
Interest expense	(7.4)	(12.9)	(10.2)	(11.0)
Non-operating income, net	1.9	2.1	1.6	2.5
Income before income taxes	58.3	51.1	54.6	52.6
Income tax expense	(13.3)	(11.8)	(10.5)	(11.8)
Net income	45.0%	39.3%	44.1%	40.8%
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

A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Revenues	$305,777	5%	$292,428	$907,517	4%	$869,594
The following table compares the .com and .net domain name registrations in the domain name base managed by our Registry Services business:

	September 30, 2018	% Change	September 30, 2017
.com and .net domain name registrations in the domain name base	151.7 million	4%	145.8 million
Revenues increased by $13.3 million and $37.9 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, which was driven by a 5% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2017 and 2018, partially offset by a 6% decline in the domain name base for .net.
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
We expect the rate of growth in revenues will remain consistent in the remainder of 2018 compared to the nine months ended September 30, 2018, as a result of continued growth in the aggregate number of .com domain names and increases in the .net domain name registration fees in current and prior years.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
U.S.	$190,980	8%	$177,597	$563,981	7%	$525,947
EMEA	53,047	—%	52,790	159,831	1%	158,509
China	27,094	—%	27,177	79,502	(1)%	80,680
Other	34,656	(1)%	34,864	104,203	—%	104,458
Total revenues	$305,777		$292,428	907,517		869,594
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. In the three and nine months ended September 30, 2018, the majority of our revenue growth has come from increased sales to U.S. based registrars.
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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Cost of revenues	$48,249	2%	$47,333	$143,766	(1)%	$145,646
Cost of revenues remained consistent during the three months ended September 30, 2018, compared to the same period last year.
Cost of revenues decreased by $1.9 million during the nine months ended September 30, 2018, compared to the same period last year, primarily due to decreases in depreciation expenses and salary and employee benefits expenses, partially offset by an increase in telecommunications expenses. Depreciation expenses decreased by $2.1 million as a result of lower average hardware purchases in recent years. Salary and employee benefits expenses decreased by $1.7 million, primarily due to a reduction in average headcount resulting from the sale of the iDefense business in April 2017. Telecommunications expenses increased by $2.1 million as a result of an increase in network costs supporting our operations.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2018 compared to the nine months ended September 30, 2018.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Sales and marketing	$13,868	(26)%	$18,667	$47,712	(15)%	$56,463
Sales and marketing expenses decreased by $4.8 million during the three months ended September 30, 2018, compared to the same period last year due to a $4.4 million decrease in marketing activities and campaigns supporting our business.
Sales and marketing expenses decreased by $8.8 million during the nine months ended September 30, 2018, compared to the same period last year, primarily due to decreases in advertising and marketing expenses and salary and employee benefits expenses. Advertising and marketing expenses decreased by $6.1 million, primarily due to a decrease in marketing activities and campaigns supporting our business. Salary and employee benefits expenses decreased by $2.7 million due to a decrease in commissions expenses and a reduction in average headcount.
We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2018, compared to the nine months ended September 30, 2018.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
Research and development	$13,712	8%	$12,715	$42,842	8%	$39,569
Research and development expenses remained consistent during the three months ended September 30, 2018, compared to the same period last year.

Research and development expenses increased by $3.3 million during the nine months ended September 30, 2018, compared to the same period last year, primarily due to a $1.7 million decrease in capitalized labor.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2018 compared to the nine months ended September 30, 2018.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in thousands)
General and administrative	$34,951	7%	$32,654	$99,771	3%	$96,626
General and administrative expenses increased by $2.3 million during the three months ended September 30, 2018, compared to the same period last year, primarily due to an increase in salary and employee benefits expenses. Salary and employee benefits expenses increased by $2.0 million due to an increase in average headcount and bonus expenses.
General and administrative expenses increased by $3.1 million during the nine months ended September 30, 2018, compared to the same period last year, primarily due to a $5.0 million increase in salary and employee benefits expenses, resulting from an increase in average headcount and bonus expenses.
We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2018 compared to the nine months ended September 30, 2018.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,403	$65,297	$51,872
Contractual interest on Subordinated Convertible Debentures	—	12,426	20,015	32,738
Amortization of debt discount on Subordinated Convertible Debentures	—	3,034	4,236	8,916
Amortization of debt issuance costs and other interest expense	865	893	2,663	2,343
Total interest expense	$22,631	$37,756	$92,211	$95,869
Contractual interest and amortization of debt discount on the Subordinated Convertible Debentures decreased in the three and nine months ended September 30, 2018 due to the settlement of the outstanding convertible debentures on May 1, 2018. Contractual interest on the Senior Notes increased during the nine months ended September 30, 2018, due to the interest expense recognized on the 2027 Senior Notes which were issued in July 2017.
We expect quarterly interest expense to decrease during the remainder of 2018 compared to the nine months ended September 30, 2018, due to the extinguishment of the Subordinated Convertible Debentures on May 1, 2018.

Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$5,823	$5,832	$19,894	$11,386
Loss on extinguishment of Subordinated Convertible Debentures	—	—	(6,554)	—
(Loss) gain on sale of business	—	(186)	—	10,421
Other, net	112	595	1,059	(263)
Total non-operating income, net	$5,935	$6,241	$14,399	$21,544
Interest income increased in the nine months ended September 30, 2018 due to an increase in interest rates on our investments in debt securities. On May 1, 2018, we settled all of the outstanding Subordinated Convertible Debentures, which resulted in a loss on extinguishment of approximately $6.6 million recognized during the second quarter of 2018. During the second quarter of 2017, we completed the sale of our iDefense business, which resulted in a net gain of approximately $10.4 million.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax expense	$40,621	$34,645	$95,320	$102,554
Effective tax rate	23%	23%	19%	22%
The effective tax rate for the three months ended September 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2018 was lower than the federal statutory rate, primarily due to $12.6 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, $7.2 million of excess tax benefits related to stock-based compensation and foreign income taxed at lower rates, partially offset by state income taxes. For further discussion of the impact of the Tax Act, refer to Note 10 to our Notes to Condensed Consolidated Financial Statements. The effective tax rate for the three and nine months ended September 30, 2017 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes. Additionally, the effective tax rate for the nine months ended September 30, 2017 was reduced by $8.2 million of excess tax benefits related to stock-based compensation.

Liquidity and Capital Resources

	September 30,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$231,571	$465,851
Marketable securities	947,395	1,948,900
Total	$1,178,966	$2,414,751
As of September 30, 2018, our principal source of liquidity was $231.6 million of cash and cash equivalents and $947.4 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of September 30, 2018, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 3, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
As a result of the Tax Act, we no longer intend to indefinitely reinvest the earnings of our foreign subsidiaries offshore, and accordingly, during the first quarter of 2018 we completed the previously disclosed repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which were accrued during 2017. As of September 30, 2018, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $671.3 million.
We had historically derived significant tax savings from the Subordinated Convertible Debentures, as the interest deduction for tax purposes had exceeded the cash interest paid, due to the structure of the debentures and the related tax laws. However, as a result of the enactment of the Tax Act, which includes limits on interest deductibility and a lower U.S. federal income tax rate, these tax savings were expected to diminish. Due to the diminished tax savings and several other factors, on February 15, 2018 we called for the redemption of all the outstanding Subordinated Convertible Debentures, with a redemption date of May 1, 2018. Substantially all of the holders elected to convert their debentures, and upon conversion on May 1, 2018, the Company settled the $1.25 billion principal value in cash, and issued 26.1 million shares of common stock for the $3.17 billion excess of the conversion value over the principal amount. The excess interest deductions on the Subordinated Convertible Debentures that were converted, will not be subject to recapture, and accordingly, the $439.2 million deferred tax liability related to the debentures was reversed into Additional paid-in capital upon extinguishment of the debt.
On February 8, 2018, our Board authorized the repurchase of approximately $585.8 million of our common stock, in addition to the $414.2 million of our common stock remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion of our common stock. During the three months ended September 30, 2018, we repurchased 1.1 million shares of our common stock under the share repurchase program for $175.0 million. As of September 30, 2018, $638.3 million remained available for further repurchases under our share repurchase program.
As of September 30, 2018, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. As of September 30, 2018, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
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

In summary, our cash flows for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$479,267	$503,568
Net cash provided by (used in) investing activities	984,447	(531,973)
Net cash (used in) provided by financing activities	(1,696,976)	81,810
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(985)	1,118
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(234,247)	$54,523
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the nine months ended September 30, 2018, compared to the same period last year, primarily due to increases in cash paid for income taxes, partially offset by increases in cash received from customers and interest income, and a decrease in cash paid to suppliers and employees. The increase in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion cash held by foreign subsidiaries to the U.S. in the first quarter of 2018, and U.S. income taxes paid on accumulated foreign earnings. Cash received from customers increased primarily due to higher domain name registrations and renewals, and the increases in the .net domain name registration fees in February 2018. Cash received from interest income increased due to increases in interest rates on our investments in debt securities. Cash paid to suppliers and employees decreased due to timing of certain vendor payments and a decrease in operating expenses.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
We had net cash inflows from investing activities during the nine months ended September 30, 2018, compared to net cash outflows during the same period last year, primarily due to an increase in proceeds from sales and maturities of marketable securities, net of purchases, and a decrease in purchases of property and equipment, partially offset by a decrease in other investing activities including the proceeds received in the first quarter of 2017 from the sale of our iDefense business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, debt repayments, proceeds from borrowings, and our employee stock purchase plan.
We had net cash outflows from financing activities during the nine months ended September 30, 2018, compared to net cash inflows during the same period last year, primarily due to the repayment of the principal amount of the Subordinated Convertible Debentures during the second quarter of 2018 and the proceeds received from the issuance of the 4.75% senior notes due 2027 in the third quarter of 2017, partially offset by a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the settlement of all the outstanding Subordinated Convertible Debentures in the second quarter of 2018, there have been no significant changes in our market risk exposures since December 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Renewal and Termination. Our .com, .net, and .name Registry Agreements with ICANN contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024, June 30, 2023 and August 15, 2020, respectively. The Registry Agreements for our new gTLDs including our IDN gTLDs are subject to a 10-year term and contain similar “presumptive” renewal rights. If certain terms in our .com and .net Registry Agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements shall be upon terms reasonably necessary to render such terms similar to the registry agreements for those other gTLDs. There can be no assurance that such terms, if they apply, will not have a material adverse impact on our business. A renewal of the .com Registry Agreement must be approved by the DOC, which, under certain circumstances, could refuse to grant its approval to the renewal of the .com Registry Agreement on similar terms, or at all. A failure (i) by ICANN or the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024, or (ii) by ICANN to approve the renewal of the .net Registry Agreement prior to or upon the expiration of its current term on June 30, 2023, would have, absent an extension, a material adverse effect on our business. ICANN could terminate or refuse to renew our .com or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. ICANN’s termination or refusal to renew either the .com or .net Registry Agreement would have a material adverse effect on our business.
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display Thick WHOIS data for .com and .net. In addition, ICANN has recently adopted a new Temporary Specification that establishes temporary requirements for registry operators and registrars regarding the collection, display and disclosure of Thick WHOIS data pending ICANN’s establishment of a permanent Consensus Policy. The costs of complying or failing to comply with these policies as well as laws and regulations regarding personally identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
Technical Standards. Our Registry Agreements with ICANN require Verisign to implement and comply with various technical standards and specifications published by the Internet Engineering Task Force (“IETF”). ICANN could impose requirements on us through changes to IETF standards that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such changes to such IETF standards could have a material adverse effect on our business.
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

Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of China has indicated that it will issue, and in some instances has begun to issue, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of Registry Services in China and could impact the growth or renewal rates of domain name registrations in China. In addition to registry operators, certain of such regulations also require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact the growth of our business in China.
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
Due to the nature of the internet, it is possible that federal, state or foreign governments might attempt to regulate internet transmissions or prosecute us for violations of laws. We might unintentionally violate such laws, such laws may be modified or enforced using new or novel legal theories, and new laws may be enacted in the future. In addition, as we launch our IDN gTLDs and increase our marketing efforts of our other TLDs in foreign countries, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, expose us to liability, penalties or fines, force us to change our business practices or otherwise materially harm our business. In addition, any such laws could impede growth of or result in a decline in domain name registrations, as well as impact the demand for our services.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, and other outside vendors, or from current, former or contract employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. As a result of our Registry Services operations, attacks against third-party suppliers could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malcode, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, compute, storage, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of security vulnerabilities in system components as well as at any vendors where Company data is stored or processed, such measures cannot provide absolute security. Vulnerabilities in, and exploits leading to breaches of our vendors’ technology, systems or services could expose us or our customers to a risk of loss or misuse of Company data, including but not limited to sensitive personally identifiable information.
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
For example, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root key signing key (“KSK”) rollover, necessitating functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN, external DNS vendors and service providers, or other relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements and internet standards, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business. In particular, because root KSK rollover involves updates both to certain keys managed by us in our role as Root Zone Maintainer and to corresponding keys maintained by external DNS vendors and service providers’ DNSSEC implementations, if such external parties are not adequately prepared for and/or do not appropriately effectuate root key updates, any root KSK rollover, including the initial rollover that occurred on October 11, 2018 at ICANN’s direction, may introduce substantial risk to relying parties. Even where we have correctly implemented our key updates, we could face potential legal claims and reputational harm if the failures described occur.
Additionally, over 1,200 new gTLDs have already been delegated into the root zone in the current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs, the timing of which remains uncertain. As set forth in the Verisign Labs Technical Report #1130007 version 2.2: New gTLD Security and Stability Considerations released on March 28, 2013, and expanded upon in subsequent publications, we continue to believe there are potential security and stability issues that could involve the root zone and at other levels of the DNS from the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing and other cyber-attacks. It is anticipated that as additional new gTLDs are delegated now, or in subsequent rounds, more domain name collisions and associated security issues will occur.
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

•
government regulations affecting internet access and availability, domain name registrations or the provision of registry services, data security or data localization, or e-commerce and telecommunications over the internet;

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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish a web presence. We have been designated as the registry operator for certain new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and developers of desktop and mobile device software may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
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
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks, including hacktivism, by miscreants or other nefarious actors;

•	computer viruses, software defects, or hardware defects, both in our systems and those of our service providers and suppliers;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks, unintentional mistakes or errors, and other events beyond our control;

•	risks inherent in or arising from the terms and conditions of our agreements with service providers to operate our networks and data centers;

•	state suppression of internet operations; and

•	any failure to implement effective and timely remedial actions in response to any damage or interruption.
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
A failure in the operation or update of the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers, or the TLD zone files that we operate, including, for example, our operation of the .gov registry, or other network functions, could result in a DNS resolution or other service outage or degradation; the deletion of one or more TLDs from the internet; the deletion of one or more second-level domain names from the internet for a period of time; or a misdirection of a domain name to a different server. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or maintain domain names for a period of time. In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. Any of these problems or outages could create potential liability and exposure, including from a failure to meet our service level agreements in our Registry Agreements, and could decrease customer satisfaction, harming our business or resulting in adverse publicity and damage to our reputation that could adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the reliability of our services or call into question our ability to preserve the security and stability of the internet.
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

•	legal uncertainty regarding liability, enforcing our contracts, and compliance with foreign laws;

•	economic tensions between governments and changes in international trade policies;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information, including complying with the customer verification requirements of certain countries;

•	more stringent privacy and data localization policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.
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
We explore possible strategic initiatives which may include, among other things, the investment in, and the pursuit of, new revenue streams, services or products, changes to our offerings, initiatives to leverage our patent portfolio, back-end registry services and IDN gTLDs. In addition, we have evaluated and are pursuing and will continue to evaluate and pursue acquisitions of TLDs that are currently in operation and those that have not yet been awarded or delegated as long as they support our growth strategy.
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
As of September 30, 2018, we had $1.19 billion in cash, cash equivalents, marketable securities and restricted cash, of which $947.4 million was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 - 31, 2018	402	$145.20	402	$754.9	million
August 1 - 31, 2018	418	$152.68	418	$691.1	million
September 1 - 30, 2018	330	$160.16	330	$638.3	million
	1,150		1,150
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

ITEM 5.    OTHER INFORMATION
On October 24, 2018, Verisign entered into an agreement (the “Purchase Agreement”) with NeuStar, Inc., a Delaware corporation (“Neustar” or “Buyer”), to sell the rights, economic benefits, and obligations, in all customer contracts related to its Security Services business. The transaction includes the sale of customer agreements related to Verisign’s DDoS Protection, Managed DNS, DNS Firewall, and Recursive DNS services to Buyer. The purchase price, subject to a cap of $120.0 million, consists of a payment of $50.0 million, due at the time of closing, plus an additional contingent amount, due after the first anniversary of closing. The additional contingent amount, which cannot be negative, is based upon, among other things, the successful transition of customers to Neustar during the 12-month period following closing. In addition, Verisign has agreed not to compete with the divested business for a period of 36 months. The Purchase Agreement contains customary representations and warranties, closing conditions and indemnification provisions. The closing is expected to occur shortly following the receipt of customary regulatory approval.

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

VERISIGN, INC.

Date: October 25, 2018	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 25, 2018	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer