Form 10-K
period 2018-12-31
VERISIGN INC/CA
filed 2019-02-15
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES   ☑    NO   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES   ☐    NO   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☑ NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES   ☑     NO   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2018, was $10.0 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 8, 2019: 119,714,949 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us”, and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS
Overview

We are a global provider of domain name registry services and internet infrastructure, enabling internet navigation for many of the world’s most recognized domain names (“Registry Services”). Our Registry Services enable the security, stability, and resiliency of key internet infrastructure and services, including providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains (“TLDs”), which support the majority of global e-commerce. On December 5, 2018, we completed the sale of our rights, economic benefits, and obligations, in all customer contracts related to our Security Services business, which primarily consisted of Distributed Denial of Service (“DDoS”) Protection Services and Managed Domain Name System (“DNS”) Services, to NeuStar, Inc. (“Neustar”). As part of the transaction, we will continue to support the Security Services customers during the transition to Neustar over the course of 2019.
We have operations inside as well as outside the United States (“U.S.”). For certain additional information about our business, including a geographic breakdown of revenues and changes in revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 7, “Revenue Recognition” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), we make available on our website (at https://www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain names in the domain name base. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to add or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-K are as of midnight of the date reported.

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

We are the exclusive registry of domain names within the .com, .net, and .name generic top-level domains (“gTLDs”), among others, under agreements with ICANN and also, with respect to the .com agreement, the U.S. Department of Commerce (“DOC”). We are also the exclusive registry of domain names within certain transliterations of .com and .net in a number of different native languages and scripts (“IDN gTLDs”). As a registry, we maintain the master directory of all second-level domain names (e.g., johndoe.com and janedoe.net) in these gTLDs and IDN gTLDs. Our global constellation of DNS servers provides internet protocol (“IP”) address information in response to queries, enabling the use of browsers, email systems, and other systems on the internet. In addition, we own and maintain the shared registration system that allows ICANN-accredited registrars to enter new second-level domain names into central directories and to submit modifications, transfers, re-registrations, and deletions for existing second-level domain names (“Shared Registration System”).

In addition to our registry agreements with ICANN, we have agreements to operate the registry for the .tv and .cc country code top-level domains (“ccTLDs”) for Tuvalu and Cocos (Keeling) Islands, respectively, and to operate the back-end registry systems for the .gov, .jobs, and .edu sponsored TLDs, among others. These TLDs are also supported by our global constellation of DNS servers and Shared Registration System.

We also provide internationalized domain name (“IDN”) services that enable internet users to access websites in characters representing their local language. Our gTLDs and ccTLDs can support standards-compliant registrations in over 100 different native languages and scripts.
We also perform the root zone maintainer function under an agreement with ICANN for the core of the internet’s DNS and operate two of the 13 root zone servers that contain authoritative data for the very top of the DNS hierarchy.
Domain names can be registered for between one and 10 years. The fees charged for .com, .net and .name may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. Revenues for .cc and .tv domain names and our IDN gTLDs are based on a similar fee system and registration system, although the fees charged are not subject to the same pricing restrictions as those imposed by the DOC on .com, or ICANN with respect to .net and .name. The fees received from operating the .gov registry are based on the terms of Verisign’s agreement with the U.S. General Services Administration. The fees received from operating the .jobs registry infrastructure, and that of others for which Verisign provides such services, are based on the terms of Verisign’s agreements with those respective registry operators.

Historically, we have experienced a higher volume of domain name transactions in the first quarter of the year compared to other quarters. Our quarterly revenue does not reflect these seasonal patterns because the preponderance of our revenue for each quarterly period is provided by the ratable recognition of our deferred revenue balance. The effect of this seasonality has historically resulted in the largest amount of growth in our deferred revenue balance occurring during the first quarter of the year compared to the other quarters.

Security Services

As described above, the Company sold its Security Services customer contracts to Neustar on December 5, 2018. Security Services was primarily comprised of DDoS Protection Services and Managed DNS Services.
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

Operations Infrastructure

Our operations infrastructure consists of three secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as more than 160 resolution sites around the world. Our domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the internet and a large number of other TLD queries, processing more than 152 billion queries daily. These secure data centers operate 24 hours a day, supporting our business units and services. The performance and scale of our infrastructure are critical for our business, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

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

Call Centers and Help Desk:  We provide customer support services through phone-based call centers, email help desks and web-based self-help systems. Our Virginia call center is staffed with trained customer support agents 24 hours a day, every day of the year.

Operations Support and Monitoring:  Through our network operations center, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our network operations center is staffed 24 hours a day, every day of the year.

Disaster Recovery Plans:  We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. We maintain dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity, as well as off-continent tertiary facilities. Our critical data services (including domain name registration and global resolution) use advanced storage systems that provide data protection through techniques such as synchronous mirroring and remote replication.

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

Research and Development

We believe that timely development of new and enhanced services, including monitoring and visualization, registry provisioning platforms, navigation and resolution services, data services, value added services, and new and enhanced ways to ensure the security, stability, and resiliency of our services, is necessary to remain competitive in the marketplace.
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

Competition

We compete with numerous companies in the Registry Services business. The overall number of our competitors may increase and the identity and composition of competitors may change over time.
New technologies and the expansion of existing technologies may increase competitive pressure. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers.
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration, establish an online presence, as well as other uses of domain names, such as branded email. In addition to the gTLDs and ccTLDs we operate or for which we provide back-end registry services, there are over 1,200 other operational gTLD registries, over 250 Latin script ccTLD registries, more than 50 IDN ccTLD registries, and over 150 IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage.

To the extent end-users navigate using search engines or social media, or transact on e-commerce platforms, as opposed to direct navigation, we face competition from search engines such as Google, Bing, Yahoo!, and Baidu, social media networks such as Facebook and WeChat, e-commerce platforms such as Amazon, eBay and Taobao, and microblogging tools such as Twitter. In addition, we face competition from these social media businesses and e-commerce platforms if they are used to establish an online presence by end-users rather than through the use of a domain name. Furthermore, to the extent end-users increase the use of web and mobile applications to locate and access content, we face competition from providers of such web and mobile applications.
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to registries that require a reliable and scalable infrastructure. Among our competitors are Afilias plc, CentralNic Ltd., and Neustar, Inc.
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

.com Registry Agreement

Following the extension of the .com Registry Agreement on October 20, 2016, the .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com gTLD through November 30, 2024. As part of the extension of the .com Registry Agreement, the Company and ICANN agreed to cooperate and negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. ICANN and Verisign are engaged in discussions related to these obligations, including modifying the .com Registry Agreement based on changes to the Cooperative Agreement arising from Amendment 35. On a quarterly basis, we pay $0.25 to ICANN for each annual increment of a domain name registered or renewed during such quarter. We are required to comply with and implement temporary specifications or policies and Consensus Policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

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
Cooperative Agreement
Verisign and the DOC entered into Amendment 35 of the Cooperative Agreement on October 26, 2018, which, among other items, extends the term of the Cooperative Agreement until November 30, 2024. The Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal 120 days prior to the end of the then-current term. Under Amendment 35, standard renewals of the .com Registry Agreement with ICANN will not require further DOC approval, although any additional changes to the pricing section other than as approved in Amendment 35, changes to the vertical integration provisions, the functional or performance specifications (including the SLAs), the conditions for renewal or termination, or to the Whois service, as set forth in the Amendment 35, would require further DOC approval. As was the case with prior amendments, the DOC’s approval of Amendment 35 was not intended to confer federal antitrust immunity on Verisign with respect to the .com Registry Agreement.
Under Amendment 35 to the Cooperative Agreement, the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name may be increased without further DOC approval by up to 7% in each of the final four years of each six-year period. The first such six-year period begins on October 26, 2018. The changes to the Maximum Price under Amendment 35 are not effective until such price increases are incorporated in the .com Registry Agreement with ICANN. Further, we are entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement, provided that we may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. The Cooperative Agreement further provides that we shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if we demonstrate to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC. Also, under Amendment 35, we clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain names. In addition, under Amendment 35, we have agreed to continue to operate the .com TLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS.
.net Registry Agreement
We entered into a renewal of our .net Registry Agreement with ICANN that was effective on July 1, 2017. The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net TLD through June 30, 2023.

 Root Zone Maintainer Service Agreement
In the fourth quarter of 2016, we entered into a new agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”) under which we perform the Root Zone Maintainer functions on behalf of ICANN. The RZMA will expire on October 19, 2024, with an automatic renewal, unless earlier terminated.
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

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2018	2017	2016
Employee headcount by function:
Cost of revenues	281	288	324
Sales and marketing	84	133	143
Research and development	219	226	228
General and administrative	316	305	295
Total	900	952	990
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
We are parties to (i) a Cooperative Agreement (as amended) with the DOC with respect to the .com gTLD and (ii) Registry Agreements with ICANN for .com, .net, .name, and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from our Registry Services business, limitations and obligations in, or changes or challenges to, these agreements, particularly the agreements that involve .com and .net, could have a material adverse impact on our business. Certain competing registries, such as the ccTLDs, do not face the same limitations or obligations that we face in our agreements. Verisign and the DOC entered into Amendment 35 of the Cooperative Agreement on October 26, 2018, which, among other items, extends the term of the Cooperative Agreement until November 30, 2024. The Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal 120 days prior to the end of the then-current term. Further changes to the Cooperative Agreement require the mutual agreement of the DOC and the Company.
Modifications or Amendments. In October 2016, the Company and ICANN entered into an amendment to extend the term of the .com Registry Agreement to November 30, 2024 (the “.com Amendment”). As part of the .com Amendment, the Company and ICANN agreed to negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. ICANN and Verisign are engaged in discussions to satisfy this obligation including modifying the .com Registry Agreement based on changes to the Cooperative Agreement arising from Amendment 35. We can provide no assurance that any new terms for the .com Registry Agreement that we agree to as a result of these discussions will match the changes permitted in Amendment 35 nor can we provide assurances that certain terms that we agree to will not increase the costs or risks associated with the operation of the .com TLD. Under Amendment 35, standard renewals of the .com Registry Agreement will not require further DOC approval. If, in connection with a renewal of the .com Registry Agreement the Company seeks any additional changes to the pricing section other than as approved in Amendment 35, changes to the vertical integration provisions, the functional or performance specifications (including the SLAs), the conditions for renewal or termination, or to the Whois service, as set forth in the Amendment 35, DOC approval is required. We can provide no assurances that such approval would be obtained.
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
Pricing. Under the terms of Amendment 35 to the Cooperative Agreement, the Company and ICANN may agree to amend the terms of the .com Registry Agreement to permit the price of registrations or renewals of .com domain names to be increased by up to 7% per year in each of the final four years of each six-year period beginning on October 26, 2018. In addition, we are entitled to increase the price up to 7%, with the prior approval of the DOC, due to the imposition of any new ICANN Consensus Policies, as established and defined under ICANN’s bylaws and due process, and covering certain items listed in the .com Registry Agreement, or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain that these additional circumstances will arise, or if they do, whether we would seek, or the DOC would approve, any request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate to the DOC that market conditions no longer warrant such restrictions. However, it is uncertain whether we will seek the removal of such restrictions, or whether the DOC would approve the removal of such restrictions. In comparison, under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of domain name registrations and renewals in these TLDs up to 10% per year. Additionally, ICANN’s registry agreements for new gTLDs do not contain such pricing restrictions.

Vertical integration. Under Amendment 35, the parties clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain name registrations. Historically, all gTLD registry operators were subject to a vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal for certain other registry operators. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. If we seek to remove the vertical integration restrictions contained in our agreements, it is uncertain whether ICANN approval would be obtained. Furthermore, even if we obtain such approval, we can provide no assurances that we will enter the domain name retail market, or that we will be successful if we choose to do so. If registry operators of other TLDs, including ccTLDs, are able to obtain competitive advantages through vertical integration, and we are not, it could materially harm our business.
Renewal and Termination. Our .com, .net, and .name Registry Agreements with ICANN contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024, June 30, 2023 and August 15, 2020, respectively. The Registry Agreements for our new gTLDs including our IDN gTLDs are subject to a 10-year term and contain similar “presumptive” renewal rights. If certain terms in our .com and .net Registry Agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements shall be upon terms reasonably necessary to render such terms similar to the registry agreements for those other gTLDs. There can be no assurance that such terms, if they apply, will not have a material adverse impact on our business. A failure by ICANN to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024 or to approve the renewal of the .net Registry Agreement prior to or upon the expiration of its current term on June 30, 2023, would have, absent an extension, a material adverse effect on our business. ICANN could terminate or refuse to renew our .com or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. ICANN’s termination or refusal to renew either the .com or .net Registry Agreement would have a material adverse effect on our business.
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display Thick Whois data for .com and .net. In addition, ICANN has adopted a Temporary Specification that establishes temporary requirements for registry operators and registrars regarding the collection, display and disclosure of Thick WHOIS data pending ICANN’s establishment of a permanent Consensus Policy. The costs of complying or failing to comply with these policies as well as laws and regulations, such as General Data Protection Regulation (“GDPR”), regarding personally identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
Technical Standards and ICANN processes. Our Registry Agreements with ICANN require Verisign to implement and comply with various technical standards and specifications published by the Internet Engineering Task Force (“IETF”). ICANN could impose requirements on us through changes to these IETF standards that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Any such changes to the IETF standards could have a material adverse effect on our business. In addition, under Amendment 35, we have agreed to continue to operate the .com TLD in a content-neutral manner and to work within ICANN processes to promote the development of content neutral policies for the operation of the DNS. Such policies could expose us to compliance costs and substantial liability and result in costly and time-consuming investigations or litigation.
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
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, online gambling, counterfeit goods, and intellectual property violations such as cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities.
To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s GDPR, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and significant penalties, became effective in May 2018. Other countries and other states have enacted or are enacting data localization laws regulating or limiting data collection, storage and transfer. All of these evolving compliance and operational requirements can impose significant costs for us that are likely to increase over time.
Due to the nature of the internet, it is possible that federal, state or foreign governments might attempt to regulate internet transmissions or prosecute us for violations of laws. We might unintentionally violate such laws, such laws may be modified or enforced using new or novel legal theories, and new laws may be enacted in the future. In addition, as we continue to launch our IDN gTLDs and increase our marketing efforts of our other TLDs in foreign countries, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, expose us to liability, penalties or fines, force us to change our business practices or otherwise materially harm our business. In addition, any such laws could impede growth of, or result in a decline in, domain name registrations.
Undetected or unknown defects in our service, security breaches, defects in the technologies and services in our supply chain, and DDoS attacks could expose us to liability and harm our business and reputation.
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in service outages, compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. Performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on internet users and consumers, and on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security vulnerabilities and breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, failure to meet contracted service level obligations, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Therefore, attacks against third-party suppliers that provide services to our Registry Services operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, as disclosed in our Quarterly Report on Form

10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, compute, storage, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where Company data is stored or processed, such measures cannot provide absolute security. Vulnerabilities in, and exploits leading to, breaches of our vendors’ technology, systems or services could expose us or our customers to a risk of loss or misuse of Company data, including but not limited to sensitive personally identifiable information.
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks have demonstrated that DDoS attacks continue to grow in size and sophistication and have an ability to widely disrupt internet services. Particularly since 2016, the size of DDoS attacks has grown rapidly, and we have successfully mitigated DDoS attacks during this time frame that are significantly larger than those we have historically experienced. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally hamper our ability to provide reliable service to our Registry Services customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that are significant multiples of our normal transaction volume. Further, we are in the process of transitioning our Security Services customer contracts to Neustar. During this migration period, we will continue to operate DDoS protection services for customers that have yet to transition. These DDoS protection services share some of the infrastructure used in our Registry Services business. Therefore the operation of such services might expose our critical Registry Services infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any attacks directed specifically against us and our networks.
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
Role of the U.S. Government. In the fourth quarter of 2016, the United States government completed a transition to the multi-stakeholder community of the historical role played by the National Telecommunications and Information Administration (“NTIA”) in the coordination of the DNS. Changes arising from this transition to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, ICANN has adopted bylaws that are designed, in part, to enhance accountability through a new organization called the Empowered Community, which is comprised of a cross section of stakeholders. ICANN or the Empowered Community may assert positions that could negatively impact our strategy or our business.
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

Role of Foreign Governments. Some governments and members of the multi-stakeholder community have questioned ICANN’s role with respect to internet governance and, as a result, could seek a multilateral oversight body as a replacement. Additionally, the role of ICANN’s Governmental Advisory Committee, which is comprised of representatives of national governments, could change, and give governments more control of certain aspects of internet governance. Some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. Changes to the roles that foreign governments play in internet governance could materially and adversely impact our business.
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
As we perform the Root Zone Maintainer Services under the RZMA, we may be subject to significant claims challenging the agreement or our performance under the agreement, and we may not have immunity from, or sufficient indemnification or insurance for, such claims.
For example, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root key signing key (“KSK”) rollover, necessitating functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN, external DNS vendors and service providers, or other relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements and internet standards, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business. In particular, because root KSK rollover involves updates to the KSK public key (the “Trust Anchor”) and private key pair managed by ICANN’s Public Technical Identifiers (PTI) operation, to the root zone DNSSEC records published by us in our role as Root Zone Maintainer; and, to corresponding trust anchor configurations maintained by external DNS vendors and service providers’ DNSSEC-aware implementations, if such external parties are not adequately prepared for and/or do not appropriately effectuate root key updates, any root KSK rollover, including the initial rollover that occurred on October 11, 2018 at ICANN’s direction, may introduce substantial risk to relying parties. Even where we have correctly implemented our key updates, we could face potential legal claims and reputational harm if the failures described occur.
Additionally, over 1,200 new gTLDs have already been delegated into the root zone in the current round of new gTLDs. ICANN plans on offering a subsequent round of new gTLDs, the timing of which remains uncertain. We believe there are potential security and stability issues that could involve the root zone and at other levels of the DNS from the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing and other cyber-attacks. It is anticipated that as additional new gTLDs are delegated now, or in subsequent rounds, more domain name collisions and associated security issues will occur.
The evolution of internet practices and behaviors and the adoption of substitute technologies may impact the demand for domain names.
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct e-commerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet as well as the motivation of domain name registrants and how they will monetize their investment in domain names can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names at an increased price. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors could result in a decrease in the demand and/or renewal rates for domain names in our TLDs. The resulting decrease in demand and/or renewal rates could negatively impact the volume of new domain name registrations, our renewal rates and our associated revenue growth.
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
We seek to serve many new, developing and emerging markets in foreign countries to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of substitute products and services that enable online presence without a domain, including social media, e-commerce platforms, website builders and mobile applications;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular the use of internet navigation mobile applications as the primary engagement mechanism;

•	increasing cyber threats;

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
The internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market position, we must continually improve our access to technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and internet users’ preferences and practices, or potentially launch entirely new products and services such as new

gTLDs in anticipation of, or in response to, market trends. We cannot assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.
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
We must establish and maintain strong relationships with registrars and their resellers to maintain their focus on marketing our products and services otherwise our Registry Services business could be harmed.
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
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks, including hacktivism, by miscreants or other nefarious actors;

•	computer viruses, software defects, or hardware defects, both in our systems and those of our service providers and suppliers;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks, unintentional mistakes or errors, and other events beyond our control;

•	risks inherent in or arising from the terms and conditions of our agreements with service providers to operate our networks and data centers;

•	interconnection and internet routing system vulnerabilities;

•	state suppression of internet operations; and

•	any failure to implement effective and timely remedial actions in response to any damage or interruption.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. In 2019, we will begin transitioning some of our data center operations to a leased data center facility in Ashburn, Virginia. To the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for such interruptions, or for potential losses arising from terrorism.
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
In addition, to the extent that the market, economic, social and political environment impacts specific industry and geographic sectors in which many end-users of our products are concentrated, that may have a disproportionate negative impact on our business.
Our international operations subject our business to additional economic, legal and political risks that could have an adverse impact on our revenues and business.
A significant portion of our revenues is derived from customers outside the U.S. Our business operations in international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international markets or expand our presence in existing markets.

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

In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits, audits and investigations. For example, Afilias, a competitor and a losing bidder in the .web auction, filed an arbitration proceeding against ICANN on November 14, 2018, alleging that ICANN’s failure to disqualify Nu DotCo, LLC (“NDC”) from participating in the .web auction violated ICANN’s rules.  The arbitration, which was filed more than two years after the .web auction took place, seeks to compel ICANN to award the .web TLD to Afilias.  Neither Verisign nor NDC currently are parties in the Afilias arbitration, but both have filed requests to participate in the arbitration as interested parties as allowed by ICANN’s rules.  We believe Afilias’ claims against ICANN are without merit.  If Afilias were successful in the arbitration on its claims that ICANN violated its own rules, we believe that ICANN would still need to make a further determination to remedy such a violation. Nevertheless, it is possible that Afilias or another party could potentially become the operator of the .web TLD.

Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, such proceedings may initially be viewed as immaterial but could prove to be material. Adverse outcomes in lawsuits, audits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, such as our ability to obtain the .web gTLD, and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.

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
Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel, including, for example, management involvement in the transition of Security Services customers to Neustar; possible regulatory scrutiny or third-party claims; possible material adverse effects on our results of operations during and after the development process; our possible inability to achieve the intended objectives of the initiative; as well as damage to our reputation if we are unsuccessful in pursuing a strategic initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net, .name and other TLDs, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review or ICANN determines that such a review is required, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all. Any strategic initiative to leverage our patent portfolio will likely increase litigation risks from potential licensees and we may have to resort to litigation to enforce our intellectual property rights.
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
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, changes in tax laws that could adversely impact our income or non-income taxes or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. For example, we claimed a worthless stock deduction on our 2013 federal income tax return and recorded a net income tax benefit of $380.1 million. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
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
As of December 31, 2018, we had $1.28 billion in cash, cash equivalents, marketable securities and restricted cash, of which $912.3 million was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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

•	ongoing maintenance expenses and costs of improvements or repairs;

•	the possible need for structural improvements in order to comply with environmental, health and safety, zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination or notices of violation from federal or state environmental agencies; and

•	possible disputes with neighboring owners, tenants, service providers or others.
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
In addition, Section 203 of the General Corporation Law of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless in the same transaction the interested stockholder acquired 85% ownership of our voting stock (excluding certain shares) or the business combination is approved in a prescribed manner. Section 203 therefore may impact the ability of an acquirer to complete an acquisition of us after a successful tender offer and accordingly could discourage, delay or prevent an acquirer from making an unsolicited offer without the approval of our Board.

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
Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Europe, Asia, and Australia. As of December 31, 2018, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2018, we leased approximately 17,000 square feet of space in Europe, Australia and Asia. These facilities are under lease agreements that expire at various dates through 2022.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2018:

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

Not applicable.

Table of Contents

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 15, 2019:

Name	Age	Position
D. James Bidzos	63	Executive Chairman, President and Chief Executive Officer
Todd B. Strubbe	55	Executive Vice President, Chief Operating Officer
George E. Kilguss, III	58	Executive Vice President, Chief Financial Officer
Thomas C. Indelicarto	55	Executive Vice President, General Counsel and Secretary

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

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 8, 2019, there were 394 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2018	428	$146.85	428	$575.4	million
November 1 – 30, 2018	376	$152.63	376	$518.0	million
December 1 – 31, 2018	360	$152.18	360	$463.2	million
	1,164		1,164

(1)
Effective February 8, 2018, our Board authorized the repurchase of our common stock in the amount of approximately $585.8 million, in addition to the $414.2 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program.

(2)
Effective February 7, 2019, our Board authorized the repurchase of our common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2013, and calculates the return annually through December 31, 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
VeriSign, Inc	$100	$95	$146	$127	$191	$248
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P 500 Information Technology Index	$100	$120	$127	$145	$201	$201

ITEM 6.	SELECTED FINANCIAL DATA

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

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014

Revenues	$1,215	$1,165	$1,142	$1,059	$1,010
Operating income	$767	$708	$687	$606	$564
Net income (1)	$582	$457	$441	$375	$355
Earnings per share:
Basic	$5.13	$4.56	$4.12	$3.29	$2.80
Diluted	$4.75	$3.68	$3.42	$2.82	$2.52
 ———————

(1)	Net income for 2018 includes a $52.0 million after-tax gain recognized in 2018 related to the sale of customer contracts of our Security Services business.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2018	2017	2016	2015	2014

Cash, cash equivalents and marketable securities (1) (2)	$1,270	$2,415	$1,798	$1,915	$1,425
Total assets (1) (2)	$1,915	$2,941	$2,335	$2,358	$1,901
Deferred revenues	$1,018	$999	$976	$961	$890
Subordinated convertible debentures, including contingent interest derivative (2)	$—	$628	$630	$634	$621
Long-term debt (1)	$1,785	$1,783	$1,237	$1,235	$740
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

(2)
All of the outstanding subordinated convertible debentures were called for redemption in 2018. Substantially all of the holders elected to convert their debentures and upon conversion we settled the $1.25 billion principal value in cash, and issued 26.1 million shares of common stock for the excess of the conversion value over the principal amount. The repayment of the principal amount of the subordinated convertible debentures resulted in a decrease in cash, cash equivalents and marketable securities as well as total assets during the same period.

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

Overview
We are a global provider of domain name registry services and internet infrastructure, enabling internet navigation for many of the world’s most recognized domain names. Verisign enables the security, stability, and resiliency of key internet infrastructure and services, including providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains, which support the majority of global e-commerce. On December 5, 2018, we completed the sale of our rights, economic benefits, and obligations, in all customer contracts related to our Security Services business, which primarily consisted of DDoS Protection Services, and Managed DNS Services, to Neustar. As part of the transaction, we will continue to support the Security Services customers during the transition to Neustar over the course of 2019. Revenues from Security Services are not significant in relation to our consolidated revenues.
As of December 31, 2018, we had approximately 153.0 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2018 Business Highlights and Trends

•	We recorded revenues of $1,215.0 million in 2018, which represents an increase of 4% compared to 2017.

•	We recorded operating income of $767.4 million during 2018, which represents an increase of 8% as compared to 2017.

•	We finished 2018 with 153.0 million .com and .net registrations in the domain name base, which represents a 4% increase from December 31, 2017.

•	During 2018, we processed 38.2 million new domain name registrations for .com and .net compared to 36.7 million in 2017.

•
The final .com and .net renewal rate for the third quarter of 2018 was 74.8% compared with 74.4% for the same quarter in 2017. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
We repurchased 4.4 million shares of our common stock for an aggregate cost of $600.0 million in 2018. As of December 31, 2018, there was $463.2 million remaining for future share repurchases under the share repurchase program.

•
Through February 7, 2019, we repurchased an additional 0.4 million shares for $66.0 million under our share repurchase program. Effective February 7, 2019, our Board authorized the repurchase of our common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program.

•	We generated cash flows from operating activities of $697.8 million in 2018, which represents a decrease of 1% as compared to 2017.

•
On October 26, 2018, Verisign and the DOC entered into Amendment 35 to the Cooperative Agreement, which, among other items, permits Verisign, without further approval of the DOC, to agree with ICANN to change the .com Registry Agreement to increase wholesale prices for .com domain names up to 7 percent in each of the last four years of each six-year period of the .com Registry Agreement.

•
On December 5, 2018, we completed the sale of the rights, economic benefits, and obligations, in all customer contracts related to our Security Services business. We recognized a gain of $54.8 million in 2018, based on the estimated amount of total net consideration we expect to receive from the sale. To the extent that the actual results differ from our estimates, the gain on the sale may be adjusted in 2019. For further information refer to Note 8 “Sale of Security Services Business”of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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
 Income taxes
Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, interpretation and application of the 2017 Tax Act, and related IRS guidance changes, especially related to accumulated and ongoing foreign earnings, the likelihood we would realize the benefits of carryforwards from net operating losses (“NOLs”), capital losses, domestic and/or foreign tax credits, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. To the extent recovery of deferred tax assets is not likely, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	15.8	16.6	17.4
Sales and marketing	5.3	7.0	7.0
Research and development	4.8	4.5	5.2
General and administrative	10.9	11.2	10.3
Total costs and expenses	36.8	39.3	39.9
Operating income	63.2	60.7	60.1
Interest expense	(9.5)	(11.7)	(10.1)
Non-operating income, net	6.3	2.4	0.9
Income before income taxes	60.0	51.4	50.9
Income tax expense	(12.1)	(12.2)	(12.3)
Net income	47.9%	39.2%	38.6%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We increased the annual fee for a .net domain name registration from $7.46 to $8.20 on February 1, 2017, and from $8.20 to $9.02 on February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, we entered into an agreement with the DOC to amend the Cooperative Agreement. The amendment extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased without further DOC approval by up to 7% in each of the final four years of each 6-year period beginning on October 26, 2018. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars. Revenues from Security Services were not significant in relation to our total consolidated revenues.

A comparison of revenues is presented below:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(Dollars in thousands)
Revenues	$1,214,969	4%	$1,165,095	2%	$1,142,167
The following table compares the domain name base for .com and .net managed by our Registry Services business:

	As of December 31,
	2018	% Change	2017	% Change	2016
Domain name base for .com and .net	153.0 million	4%	146.4 million	3%	142.2 million

Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in recent years and may continue to do so in 2019 and beyond.
2018 compared to 2017: Revenues increased by $49.9 million, primarily due to a 5% increase in the domain name base for .com and increases in the .net domain name registration fees in February 2017 and 2018, partially offset by a 4% decline in the domain name base for .net.
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
 The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(Dollars in thousands)
U.S	$756,907	7%	$707,906	6%	$667,301
EMEA	212,699	1%	211,349	2%	207,474
China	106,841	—%	106,526	(16)%	127,298
Other	138,522	(1)%	139,314	(1)%	140,094
Total revenues	$1,214,969	4%	$1,165,095	2%	$1,142,167

Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth in 2018 and 2017 has come from increased sales to U.S. based registrars. Revenues from China in 2016 benefited from the increased volume of registrations in the second half of 2015 and the first quarter of 2016, as discussed earlier. However, a significant portion of those registrations did not renew, resulting in the decline in revenues from China in 2017.
We expect revenues will continue to grow in 2019, as a result of the increased volume of domain registrations in 2018, and continued growth in the domain name base in 2019, partially offset by the decrease in revenues resulting from the sale of customer contracts of our Security Services business.

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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(Dollars in thousands)
Cost of revenues	$192,134	(1)%	$193,326	(2)%	$198,242

2018 compared to 2017: Cost of revenues decreased by $1.2 million, primarily due to a decrease in depreciation expenses, partially offset by an increase in telecommunications expenses. Depreciation expenses decreased by $2.5 million as a result of lower average hardware purchases over the last several years. Telecommunications expenses increased by $1.5 million as a result of an increase in network costs supporting our operations.

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
We expect cost of revenues as a percentage of revenues to remain consistent in 2019 as compared to 2018.
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
A comparison of sales and marketing expenses is presented below:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(Dollars in thousands)
Sales and marketing	$64,891	(21)%	$81,951	2%	$80,250

2018 compared to 2017: Sales and marketing expenses decreased by $17.1 million, primarily due to decreases in advertising and marketing expenses and salary and employee benefits expenses. Advertising and marketing expenses decreased by $12.6 million, primarily due to a decrease in marketing activities and campaigns supporting our Registry Services business. Salary and employee benefits expenses decreased by $3.0 million due to a decrease in commissions expenses and a reduction in average headcount.

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

We expect sales and marketing expenses as a percentage of revenues to decrease in 2019 as compared to 2018, primarily due to the sale of the customer contracts of our Security Services business and the reduction in headcount from employees supporting the Security Services business.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(Dollars in thousands)
Research and development	$57,884	11%	$52,342	(11)%	$59,100

2018 compared to 2017: Research and development expenses increased by $5.5 million, primarily due to a $2.6 million decrease in capitalized labor and a $2.0 million increase in salary and employee benefits expenses, including stock-based compensation expenses. Capitalized labor and stock-based compensation decreased due to a shift in work from capital projects to security-related and other non-capital projects. Salary and employee benefits expenses, including stock-based compensation expenses increased due to annual salary increases and an increase in allocated benefit expenses.
2017 compared to 2016: Research and development expenses decreased by $6.8 million, primarily due to a decrease in salary and employee benefits expenses as a result of a reduction in average headcount.

We expect research and development expenses as a percentage of revenues to remain consistent in 2019 as compared to 2018.
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
A comparison of general and administrative expenses is presented below:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(Dollars in thousands)
General and administrative	$132,668	2%	$129,754	10%	$118,003

2018 compared to 2017: General and administrative expenses increased by $2.9 million, primarily due to an increase in salary and employee benefits expenses, partially offset by a decrease in professional services expenses and an increase in overhead expenses allocated to other cost types. Salary and employee benefits expenses increased by $6.8 million due to an increase in average headcount and bonus expenses. Professional services expenses decreased by $2.4 million primarily due to decreased external consulting costs related to various projects. Overhead expenses allocated to other cost types increased by $1.6 million due to an increase in total allocable expenses.
2017 compared to 2016: General and administrative expenses increased by $11.8 million, primarily due to increases in salary and employee benefits expenses, including stock-based compensation expenses, professional services expenses, and a decrease in overhead expenses allocated to other cost types, partially offset by a decrease in depreciation expenses. Salary and employee benefits expenses, including stock-based compensation expenses, increased by $4.9 million due to an increase in average headcount and higher projected achievement levels on certain performance-based restricted stock units (“RSU”) grants. Professional services expenses increased by $4.1 million primarily due to higher external fees on various projects. Overhead expenses allocated to other cost types decreased by $2.5 million due to an increase in the average headcount relative other cost types. Depreciation expenses decreased by $2.8 million as a result of a decrease in capital expenditures in recent years.
We expect general and administrative expenses as a percentage of revenues to remain consistent in 2019 as compared to 2018.

Interest expense
See Note 4, “Debt and interest expense” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
We expect interest expense to decrease in 2019 as compared to 2018 due to the redemption of the Subordinated Convertible Debentures in the second quarter of 2018.
Non-operating income, net
See Note 10, “Non-operating income, net” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
We expect Non-operating income, net to decrease in 2019 as compared to 2018 due to the gain recognized in 2018 related to the sale of the customer contracts of our Security Services business.
Income tax expense

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income tax expense	$147,027	$141,764	$140,528
Effective tax rate	20%	24%	24%
Our effective tax rate for 2018 was lower than the statutory federal rate of 21% primarily due to foreign income taxed at lower rates and excess tax benefits related to stock-based compensation, partially offset by state taxes and the U.S. income tax impact of our foreign earnings. Our effective tax rate was lower than the statutory rate of 35% in 2017 and 2016, primarily due to benefits from foreign income taxed at lower rates and excess tax benefits related to stock-based compensation in 2017, partially offset by state income taxes. Our effective tax rate for 2017 was also impacted by the changes arising out of the enactment of the Tax Act in December 2017.
Due to the change in tax law in 2017, we owe U.S. federal taxes on our accumulated and future foreign earnings. Our 2017 income tax expense included a provisional $162.4 million of expense related to the U.S. tax on accumulated foreign earnings and a provisional $33.6 million deferred tax expense for foreign withholding tax on unremitted foreign earnings, both net of related, previously unrecognized foreign tax credits. These tax expenses were offset by a tax benefit of $186.8 million related to the remeasurement of our net deferred tax liabilities at the new U.S. federal corporate tax rate of 21% which became effective on January 1, 2018. For further discussion see Note 11, “Income taxes” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
As of December 31, 2018, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $115.7 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to certain state and foreign NOL carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. Total deferred tax assets decreased in 2018 primarily due to the usage of tax credit and NOL carryforwards to offset 2018 taxable income.
We qualify for a tax holiday in Switzerland which does not expire, unless the required non-Swiss income and expense thresholds are no longer met, or there is a law change which eliminates the holiday. The tax holiday provides reduced rates of taxation on certain types of income and also requires certain thresholds of foreign source income. The tax holiday reduced the our income tax expense by $16.9 million in 2018, $12.3 million in 2017, and $21.3 million in 2016. This resulted in an increase in earnings per share by$0.14, $0.10, and $0.16 in 2018, 2017, and 2016, respectively.

Liquidity and Capital Resources

	As of December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$357,415	$465,851
Marketable securities	912,254	1,948,900
Total	$1,269,669	$2,414,751
As of December 31, 2018, our principal source of liquidity was $357.4 million of cash and cash equivalents and $912.3 million of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of December 31, 2018, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
During the first quarter of 2018 we completed the previously disclosed repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which were accrued during 2017. As of December 31, 2018, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $765.8 million. In the first quarter of 2019, we intend to repatriate between $245.0 million to $250.0 million of cash held by foreign subsidiaries, net of withholding taxes, based on current exchange rates.
On February 15, 2018 we called for the redemption of all the outstanding subordinated convertible debentures, with a redemption date of May 1, 2018. Substantially all of the holders elected to convert their debentures, and upon conversion, we settled the $1.25 billion principal value in cash, and issued 26.1 million shares of common stock for the $3.17 billion excess of the conversion value over the principal amount. The excess interest deductions on the subordinated convertible debentures that were converted, were not subject to recapture, and accordingly, the $439.2 million deferred tax liability related to the debentures was reversed into Additional paid-in capital upon extinguishment of the debt.
In 2018, we repurchased 4.4 million shares of our common stock at an average stock price of $137.86 for an aggregate cost of $600.0 million under our share repurchase program. In 2017, we repurchased 6.3 million shares of our common stock at an average stock price of $94.59 for an aggregate cost of $592.7 million. In 2016, we repurchased 7.8 million shares of our common stock at an average stock price of $81.73 for an aggregate cost of $636.5 million. On February 7, 2019, our Board authorized the repurchase of our common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program.
On December 5, 2018, we completed the sale of the rights, economic benefits, and obligations, in all customer contracts related to our Security Services business. The total purchase price, subject to a cap of $120.0 million, consists of a payment of $50.0 million, which was received at closing, plus an additional contingent amount, due after the first anniversary of closing. The additional contingent amount, which cannot be negative, is based upon, among other things, the successful transition of customers to Neustar during the 12-month period following closing.
As of December 31, 2018, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. As of December 31, 2018, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2020.
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

In summary, our cash flows for 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$697,767	$702,761	$693,007
Net cash provided by (used in) investing activities	1,070,130	(405,424)	(42,732)
Net cash used in financing activities	(1,875,325)	(65,073)	(648,821)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(958)	1,294	(501)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(108,386)	$233,558	$953

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

2018 compared to 2017: Cash provided by operating activities decreased slightly primarily due to an increase in cash paid for income taxes, partially offset by a decrease in cash paid to suppliers and employees and increases in cash received from customers and interest income. The increase in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion cash held by foreign subsidiaries to the U.S. in the first quarter of 2018, and U.S. income taxes paid on accumulated foreign earnings. Cash paid to suppliers and employees decreased due to timing of certain vendor payments and a decrease in operating expenses. Cash received from customers increased primarily due to higher .com domain name registrations and renewals, and the increase in .net domain name registration fees in February 2018. Cash received from interest income increased due to increases in interest rates on our investments in debt securities.

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

2018 compared to 2017: We had net cash inflows from investing activities in 2018, compared to net cash outflows during 2017, primarily due to increases in proceeds from sales and maturities of marketable securities, net of purchases, and proceeds from the sale of businesses, and a decrease in purchases of property and equipment.

2017 compared to 2016: The increase in cash used in investing activities was primarily due to an increase in purchases of marketable securities, net of sales and maturities, and an increase in purchases of property and equipment, partially offset by the payments made in 2016 for the future assignment of the rights to the .web gTLD, and the proceeds received from the sale of a business.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, and our employee stock purchase plan (“ESPP”).

2018 compared to 2017: The increase in net cash used in financing activities was primarily due to the repayment of the principal amount of the subordinated convertible debentures during the second quarter of 2018, the proceeds received from the issuance of the 4.75% senior notes due 2027 in the third quarter of 2017, and an increase in share repurchases.

2017 compared to 2016: The decrease in net cash used in financing activities was primarily due to the proceeds received from the issuance of the 4.75% senior notes due 2027 in the third quarter of 2017, net of issuance costs, and a decrease in share repurchases.

Impact of Inflation

We do not believe that inflation has had a significant impact on our operations in any of the periods presented.

Income taxes
We expect cash paid for income taxes in 2019 to be between $95.0 million and $115.0 million.
Property and Equipment Expenditures

Our planned property and equipment expenditures for 2019 are anticipated to be between $45.0 million and $55.0 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 12, “Commitments and Contingencies,” Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

 Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2018, we did not have any significant off-balance sheet arrangements. See Note 12, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2018, there are a total of 1.2 million unvested RSUs which represent potential dilution of 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2018, we had $1.12 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2018, we held foreign currency forward contracts in notional amounts totaling $28.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2018, the fair values of the senior notes issued in 2013, the senior notes issued in 2015, and the senior notes issued in 2017 were $741.3 million, $502.2 million, and $524.2 million, respectively, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Verisign’s financial statements required by this Item are set forth as a separate section of this Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2018. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2018
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31 (2)	December 31,
	(In thousands, except per share data)
Revenues	$299,288	$302,452	$305,777	$307,452	$1,214,969
Gross Profit	$251,136	$255,087	$257,528	$259,084	$1,022,835
Operating Income	$185,419	$193,010	$194,997	$193,966	$767,392
Net income	$134,263	$128,351	$137,680	$182,195	$582,489
Earnings per share:
Basic (1)	$1.38	$1.13	$1.13	$1.51	$5.13
Diluted (1)	$1.09	$1.04	$1.13	$1.50	$4.75
——————

(1)	Earnings per share for the year is computed independently and may not equal the sum of the quarterly earnings per share.

(2)	Results for the quarter ended December 31, 2018 include a $52.0 million after-tax gain recognized on the sale of the customer contracts of our Security Services business.

	2017
	Quarter Ended				Year Ended
	March 31	June 30 (2)	September 30	December 31	December 31,
	(In thousands, except per share data)
Revenues	$288,614	$288,552	$292,428	$295,501	$1,165,095
Gross Profit	$237,945	$240,908	$245,095	$247,821	$971,769
Operating Income	$175,271	$174,960	$181,059	$176,432	$707,722
Net income	$116,412	$123,100	$114,899	$102,837	$457,248
Earnings per share:
Basic	$1.14	$1.22	$1.15	$1.05	$4.56
Diluted (1)	$0.94	$0.99	$0.93	$0.83	$3.68
——————

(1)	Earnings per share for the year is computed independently and may not equal the sum of the quarterly earnings per share.

(2)	Results for the quarter ended June 30, 2017 include a $10.6 million pre-tax gain recognized on the sale of the iDefense business.
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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2018. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated herein by reference (“2019 Proxy Statement”).

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

Information required by this item is incorporated herein by reference to our 2019 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2018,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2019 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2019 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

Table of Contents

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.	10-K	2/16/18	3.02

4.01	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.02	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.03	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	VeriSign, Inc. Annual Incentive Compensation Plan. +	DEF 14A	4/8/15	Appendix A

10.04	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.05	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.06	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.07	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.08	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.09	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.02

10.11	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/28/16	10.01

10.12	Credit Agreement dated as of March 31, 2015 among VeriSign, Inc., the Lenders as defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	4/1/15	99.1

10.13	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.14	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.15	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.16	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.17	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.18	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017.	8-K	6/28/17	10.1

10.19	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.20	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File				X

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and several related amendments, issued by the Financial Accounting Standards Board (FASB). This change was adopted using the modified retrospective method.

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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
McLean, Virginia
February 15, 2019

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$357,415	$465,851
Marketable securities	912,254	1,948,900
Other current assets	47,365	31,402
Total current assets	1,317,034	2,446,153
Property and equipment, net	253,905	263,513
Goodwill	52,527	52,527
Deferred tax assets	104,992	15,392
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	41,046	18,603
Total long-term assets	597,470	495,035
Total assets	$1,914,504	$2,941,188
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$215,208	$219,603
Deferred revenues	732,382	713,309
Subordinated convertible debentures, including contingent interest derivative	—	627,616
Total current liabilities	947,590	1,560,528
Long-term deferred revenues	285,720	286,097
Senior notes	1,785,047	1,782,529
Deferred tax liabilities	134	444,108
Other long-term tax liabilities	281,487	128,197
Total long-term liabilities	2,352,388	2,640,931
Total liabilities	3,299,978	4,201,459
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 352,325 at December 31, 2018 and 325,218 at December 31, 2017; Outstanding shares: 120,037 at December 31, 2018 and 97,591 at December 31, 2017	352	325
Additional paid-in capital	15,706,774	16,437,135
Accumulated deficit	(17,089,789)	(17,694,790)
Accumulated other comprehensive loss	(2,811)	(2,941)
Total stockholders’ deficit	(1,385,474)	(1,260,271)
Total liabilities and stockholders’ deficit	$1,914,504	$2,941,188
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$1,214,969	$1,165,095	$1,142,167
Costs and expenses:
Cost of revenues	192,134	193,326	198,242
Sales and marketing	64,891	81,951	80,250
Research and development	57,884	52,342	59,100
General and administrative	132,668	129,754	118,003
Total costs and expenses	447,577	457,373	455,595
Operating income	767,392	707,722	686,572
Interest expense	(114,845)	(136,336)	(115,564)
Non-operating income, net	76,969	27,626	10,165
Income before income taxes	729,516	599,012	581,173
Income tax expense	(147,027)	(141,764)	(140,528)
Net income	582,489	457,248	440,645
Other comprehensive income	130	512	540
Comprehensive income	$582,619	$457,760	$441,185

Earnings per share:
Basic	$5.13	$4.56	$4.12
Diluted	$4.75	$3.68	$3.42
Shares used to compute earnings per share
Basic	113,452	100,325	107,001
Diluted	122,661	124,180	128,833
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2015	110,072	$323	$17,558,822	$(18,625,599)	$(3,993)	$(1,070,447)
Net income	—	—	—	440,645	—	440,645
Other comprehensive income	—	—	—	—	540	540
Issuance of common stock under stock plans	1,128	1	13,669	—	—	13,670
Stock-based compensation	—	—	52,430	—	—	52,430
Net excess income tax benefits associated with stock-based compensation	—	—	25,058	—	—	25,058
Repurchase of common stock	(8,109)	—	(662,491)	—	—	(662,491)
Balance at December 31, 2016	103,091	324	16,987,488	(18,184,954)	(3,453)	(1,200,595)
Cumulative adjustment upon adoption of ASU 2016-09	—	—	2,544	32,916	—	35,460
Net income	—	—	—	457,248	—	457,248
Other comprehensive income	—	—	—	—	512	512
Issuance of common stock under stock plans	1,100	1	12,914	—	—	12,915
Stock-based compensation	—	—	55,362	—	—	55,362
Repurchase of common stock	(6,600)	—	(621,173)	—	—	(621,173)
Balance at December 31, 2017	97,591	325	16,437,135	(17,694,790)	(2,941)	(1,260,271)
Cumulative adjustment upon adoption of ASU 2014-09	—	—	—	22,512	—	22,512
Conversion of Subordinated Convertible Debentures	26,080	26	(159,618)	—	—	(159,592)
Net income	—	—	—	582,489	—	582,489
Other comprehensive income	—	—	—	—	130	130
Issuance of common stock under stock plans	1,027	1	12,835	—	—	12,836
Stock-based compensation	—	—	54,574	—	—	54,574
Repurchase of common stock	(4,661)	—	(638,152)	—	—	(638,152)
Balance at December 31, 2018	120,037	$352	$15,706,774	$(17,089,789)	$(2,811)	$(1,385,474)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$582,489	$457,248	$440,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	48,367	49,878	58,167
Stock-based compensation	52,504	52,907	50,044
Gain on sale of business	(54,840)	(10,421)	—
Loss on debt extinguishment	6,554	—	—
Payment of contingent interest	—	(15,232)	(13,385)
Amortization of debt discount and issuance costs	7,137	14,678	13,411
Amortization of discount on investments in debt securities	(18,259)	(14,860)	(5,527)
Other, net	955	826	(662)
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,041	13,775	8,109
Accounts payable and accrued liabilities	(2,130)	15,483	40,244
Deferred revenues	19,825	25,348	14,347
Net deferred income taxes and other long-term tax liabilities	54,124	113,131	87,614
Net cash provided by operating activities	697,767	702,761	693,007
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	4,031,809	4,562,161	3,817,899
Purchases of marketable securities	(2,976,752)	(4,929,834)	(3,691,057)
Proceeds from sale of business	52,240	11,748	—
Purchases of property and equipment	(37,007)	(49,499)	(26,574)
Deposits to acquire intangible assets	—	—	(143,000)
Other investing activities	(160)	—	—
Net cash provided by (used in) investing activities	1,070,130	(405,424)	(42,732)
Cash flows from financing activities:
Repayment of principal on subordinated convertible debentures	(1,250,009)	—	—
Proceeds from employee stock purchase plan	12,836	12,915	13,670
Repurchases of common stock	(638,152)	(621,173)	(662,491)
Proceeds from senior notes, net of issuance costs	—	543,185	—
Net cash used in financing activities	(1,875,325)	(65,073)	(648,821)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(958)	1,294	(501)
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,386)	233,558	953
Cash, cash equivalents, and restricted cash at beginning of period	475,139	241,581	240,628
Cash, cash equivalents, and restricted cash at end of period	$366,753	$475,139	$241,581
Supplemental cash flow disclosures:
Cash paid for interest	$117,956	$117,234	$115,544
Cash paid for income taxes, net of refunds received	$84,906	$28,294	$14,303
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment, Registry Services. The Company enables the security, stability, and resiliency of key internet infrastructure and services, including providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains, which support the majority of global e-commerce. As discussed further in Note 8 “Sale of Security Services Business”, the Company completed the sale of the rights, economic benefits, and obligations, in all customer contracts related to its Security Services business to NeuStar, Inc. (“Neustar”) on December 5, 2018.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows for an alternative transition approach, which will not require adjustments to comparative prior period amounts.  This ASU became effective for the Company on January 1, 2019. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

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
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $14.7 million and $17.7 million of costs related to internally developed software during 2018 and 2017, respectively.
Goodwill and Other Long-lived Assets
 Goodwill represents the excess of purchase consideration over fair value of net assets of businesses acquired. The Company has only one reporting unit, namely Registry Services, which has a negative carrying value. Therefore, the goodwill is not subject to impairment.
 Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.
As of December 31, 2018, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
 3.25% Junior Subordinated Convertible Debentures Due 2037 (“Subordinated Convertible Debentures”)
Upon issuance of the Subordinated Convertible Debentures, Verisign separated the liability (debt) and equity (conversion option) components in a manner that reflected the borrowing rate for a similar non-convertible debt. The liability component was recognized based on the fair value of a similar instrument without a conversion feature at issuance. The excess of the principal amount of the Subordinated Convertible Debentures over the liability component at issuance was the equity component or debt discount, which was recorded as Additional paid-in capital. The debt discount was amortized using the Company’s effective interest rate over the term of the Subordinated Convertible Debentures as a non-cash charge to interest expense. The Company settled all of the outstanding Subordinated Convertible Debentures during 2018. For further details, refer to Note 4 “Debt and Interest Expense”.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

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
 As of December 31, 2018, Verisign held foreign currency forward contracts in notional amounts totaling $28.5 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each domain name registration or renewal is considered a separate optional purchase and represents a single performance obligation, which is to allow its registration and maintain that registration (by allowing updates, Domain Name System (“DNS”) resolution and Whois services) through the registration term. These services are provided continuously throughout each registration term, and as such, revenues from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal term.
Security Services
Following the revenue recognition criteria above, revenues from Security Services were deferred and recognized over the service term, generally one to two years. On December 5, 2018, we completed the sale of the rights, economic benefits, and obligations, in all customer contracts related to our Security Services business. Revenues from the Security Services business were not significant in relation to our consolidated revenues.
Costs Incurred to Obtain a Contract
We recognize the fees that we pay to ICANN for each annual increment of domain name registrations and renewals, as an asset which will be amortized on a straight-line basis over the related registration term. These assets are included in Other current assets and Other long-term assets on the condensed consolidated balance sheet.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

Practical Expedients and Exemptions
Prior to the sale of the customer contracts of the Security Services business in December of 2018, we recognized sales commissions for Security Services contracts as expense when incurred because the amortization period for the majority of commissions would have been one year or less. These costs were not material for any period presented and were recorded within sales and marketing expenses.

Advertising Expenses
Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses, including costs for advertising campaigns conducted jointly with our registrars were $15.2 million, $27.4 million, and $17.2 million in 2018, 2017, and 2016, respectively.

Income Taxes
Verisign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, most provisions of which became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including, lowering the U.S. federal corporate income tax rate from 35% to 21%, and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. For every tax-paying component and within each tax jurisdiction, all deferred tax liabilities and assets are offset and presented as a single net noncurrent asset or liability.
Among other changes, the Tax Act included a provision designed to currently tax global intangible low-taxed income (“GILTI”).  The Company evaluated available accounting policy alternatives and elected to record the U.S. income tax effect of future GILTI inclusions in the period in which they arise.
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
Verisign’s global operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. The Company only recognizes tax positions taken or expected to be taken on its tax returns that are more likely than not to be sustained upon examination, and records a tax benefit amount that is more likely than not to be realized upon ultimate settlement with the taxing authority. The Company adjusts its estimate of unrecorded tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from its estimate.

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

Stock-based Compensation
The Company’s stock-based compensation consists of RSUs granted to employees and the employee stock purchase plan (“ESPP”). Stock-based compensation expense is typically recognized ratably over the requisite service period. Forfeitures of stock-based awards are recognized as they occur. The Company also grants RSUs which include performance conditions, and in some cases market conditions, to certain executives. The expense for these performance-based RSUs is recognized based on the probable outcome of the performance conditions. The expense recognized for awards with market conditions is based on the grant date fair value of the awards including the impact of the market conditions, using a Monte Carlo simulation model. The Company uses the Black-Scholes option pricing model to determine the fair value of its ESPP offerings. The determination of the fair value of stock-based payment awards using the Monte Carlo simulation model or the Black-Scholes option-pricing

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.

Earnings per Share
The Company computes basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares, including unvested RSUs, ESPP offerings and the conversion spread related to the Subordinated Convertible Debentures, prior to conversion on May 1, 2018, using the treasury stock method.

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents and marketable securities.

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
DECEMBER 31, 2018, 2017 AND 2016

Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2018	2017
	(In thousands)
Cash	$37,190	$135,092
Time deposits	3,810	3,682
Money market funds (Level 1)	120,832	116,068
Debt securities issued by the U.S. Treasury (Level 1)	1,117,175	2,169,197
Total	$1,279,007	$2,424,039

Cash and cash equivalents	$357,415	$465,851
Restricted cash (included in Other long-term assets)	9,338	9,288
Total Cash, cash equivalents, and restricted cash	366,753	475,139
Marketable securities	912,254	1,948,900
Total	$1,279,007	$2,424,039
The fair value of the debt securities held as of December 31, 2018 was $1.12 billion, including less than $0.1 million of gross and net unrealized losses. All of the debt securities held as of December 31, 2018 have contractual maturities of less than one year. The lower Cash and cash equivalents and Marketable securities balances at December 31, 2018 reflect the cash used to settle the principal amount of the Subordinated Convertible Debentures on May 1, 2018, as discussed in Note 4 “Debt and Interest Expense.”
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
As of December 31, 2018, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair values of the Company’s senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $741.3 million, $502.2 million, and $524.2 million, respectively, as of December 31, 2018. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
As part of the settlement of the Subordinated Convertible Debentures in the second quarter of 2018, the Company estimated the fair value of the liability component of the debentures, based on the present value of the remaining contractual cash flows, using a discount rate of 8.42% (the estimated borrowing rate for similar non-convertible debt). The fair value of the liability component at the time of extinguishment was $651.3 million and was classified as Level 3.
In connection with the sale of the customer contracts of the Security Services business, the Company estimated the fair value of the total consideration expected to be received based on the estimated probability and timing of customers consenting to assignment of their contracts to Neustar. This fair value measurement was classified as Level 3.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2018	2017
	(In thousands)
Prepaid registry fees	$20,696	$—
Prepaid expenses	14,109	15,787
Accounts receivable, net	6,029	5,111
Income taxes receivable	4,451	6,347
Other	2,080	4,157
Total other current assets	$47,365	$31,402
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2018	2017
	(In thousands)
Land	$31,141	$31,141
Buildings and building improvements	247,870	246,654
Computer equipment and software	461,829	462,469
Capital work in progress	2,013	4,024
Office equipment and furniture	6,912	6,472
Leasehold improvements	1,403	1,403
Total cost	751,168	752,163
Less: accumulated depreciation	(497,263)	(488,650)
Total property and equipment, net	$253,905	$263,513

Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.

Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2018	2017
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Deposits to Acquire Intangible Assets
As of December 31, 2018, the Company has recorded $145.0 million for the future assignment to the Company of contractual rights to the .web gTLD, pending resolution of objections by other applicants, regulatory review, and approval from ICANN.  Upon assignment of the contractual rights, the Company will record the total investment as an indefinite-lived intangible asset.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2018	2017
	(In thousands)
Contingent consideration receivable	$14,721	$—
Long-term prepaid registry fees	7,779	—
Restricted cash	9,338	9,288
Other tax receivable	5,673	5,673
Other	3,535	3,642
Total other long-term assets	$41,046	$18,603
The contingent consideration receivable in the table above relates to the estimated contingent consideration expected to be collected from Neustar after the first anniversary of closing as part of the sale of customer contracts of the Security Services business. The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term, upon adoption of ASU 2014-09 as discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies”. The amount of prepaid registry fees as of December 31, 2018 reflects amortization of $32.9 million during 2018 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2018	2017
	(In thousands)
Accounts payable	$10,445	$10,519
Accrued employee compensation	54,746	51,481
Customer deposits, net	57,025	63,617
Interest Payable	24,318	47,357
Accrued registry fees	11,029	10,404
Payables to buyer	9,875	—
Taxes payable and other tax liabilities	18,961	13,477
Other accrued liabilities	28,809	22,748
Total accounts payable and accrued liabilities	$215,208	$219,603
Payables to buyer in the table above relate to amounts due to Neustar for estimated collections from Security Services customers of any billings after the closing date and until the customer contracts are assigned to Neustar.
Note 4. Debt and Interest Expense
Senior Notes
As of December 31, 2018, the Company had senior notes outstanding of $1.79 billion, net of unamortized issuance costs. All of the outstanding senior notes were issued at par and are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

The following table summarizes information related to our Senior notes (in thousands, except interest rates):

				As of December 31,
				2018	2017
	Issuance Date	Maturity Date	Interest Rate	Principal
Senior notes due 2023	April 16, 2013	May 1, 2023	4.625%	$750,000	$750,000
Senior notes due 2025	March 27, 2015	April 1, 2025	5.250%	500,000	500,000
Senior notes due 2027	July 5, 2017	July 15, 2027	4.750%	550,000	550,000
Unamortized issuance costs				(14,953)	(17,471)
Total senior notes				$1,785,047	$1,782,529
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
2015 Credit Facility
On March 31, 2015, the Company entered into a credit agreement for a $200.0 million committed senior unsecured revolving credit facility (the “2015 Credit Facility”). The 2015 Credit Facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.5 to 1.0. As of December 31, 2018, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2015 Credit Facility expires on April 1, 2020 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
Subordinated Convertible Debentures
In August 2007, Verisign issued $1.25 billion principal amount of 3.25% subordinated convertible debentures due August 15, 2037, in a private offering. At issuance, the Company calculated the carrying value of the liability component as the present value of its cash flows using a borrowing rate for similar non-convertible debt with no contingent payment options, adjusted for the fair value of the contingent interest feature. The table below presents the carrying amounts of the liability and equity components as of December 31, 2017.

Debt discount upon issuance (net of issuance costs of $14,449)	$686,221
Deferred taxes associated with the debt discount upon issuance	(267,225)
Carrying amount of equity component	$418,996

Principal amount of Subordinated Convertible Debentures	$1,250,000
Unamortized discount of liability component	(612,303)
Unamortized debt issuance costs associated with the liability component	(10,081)
Carrying amount of liability component	$627,616
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Contractual interest on Subordinated Convertible Debentures	$20,015	$47,432	$40,625
Contractual interest on Senior Notes	87,063	73,638	60,938
Amortization of debt discount on the Subordinated Convertible Debentures	4,236	12,012	11,094
Amortization of debt issuance costs and other interest expense	3,531	3,254	2,907
Total interest expense	$114,845	$136,336	$115,564

Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of minimum tax withholdings due upon vesting of RSUs.
On February 8, 2018, the Company’s Board of Directors (“Board”) authorized the repurchase of its common stock in the amount of approximately $585.8 million, in addition to the $414.2 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2018 there was approximately $463.2 million remaining available for repurchases under the share repurchase program.
Effective February 7, 2019, the Company’s Board authorized the repurchase of its common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program.

The summary of the Company’s common stock repurchases for 2018, 2017 and 2016 are as follows:

	2018		2017		2016
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	4,352	$137.86	6,265	$94.59	7,789	$81.73
Total repurchases for tax withholdings	309	$123.62	335	$85.27	320	$80.74
Total repurchases	4,661	$136.91	6,600	$94.12	8,109	$81.70
Total costs	$638,152		$621,173		$662,491
Since inception, the Company has repurchased 232.3 million shares of its common stock for an aggregate cost of $9.42 billion, which is recorded as a reduction of Additional paid-in capital.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018, 2017 AND 2016

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2018 and 2017:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain (Loss) On Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2016	$(3,366)	$(87)	$(3,453)
Changes	530	(18)	512
Balance, December 31, 2017	(2,836)	(105)	(2,941)
Changes	—	130	130
Balance, December 31, 2018	$(2,836)	$25	$(2,811)

Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Weighted-average shares of common stock outstanding	113,452	100,325	107,001
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	8,589	23,247	21,074
Unvested RSUs, and ESPP	620	608	758
Shares used to compute diluted earnings per share	122,661	124,180	128,833
The dilutive impact of the conversion spread related to the Subordinated Convertible Debentures is included in the calculation for 2018, on a weighted-average basis for the period prior to conversion. The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 7. Revenue
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan. The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
U.S	$756,907	$707,906	$667,301
EMEA	212,699	211,349	207,474
China	106,841	106,526	127,298
Other	138,522	139,314	140,094
Total revenues	$1,214,969	$1,165,095	$1,142,167
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
Major Customers
Our largest customer accounted for approximately 32%, 31%, and 30% of revenues in 2018, 2017, and 2016, respectively and another customer accounted for 10% of revenues during 2018. The Company does not believe that the loss of either of these customers would have a material adverse effect on the Company’s business because, in that event, end-users of these customers would transfer to the Company’s other existing customers.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenue. The increase in the deferred revenue balance in 2018 is primarily driven by amounts billed in 2018 for domain name registrations and renewals to be recognized as revenue in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $690.1 million of revenues recognized that were included in the deferred revenue balance at December 31, 2017. The balance of deferred revenue as of December 31, 2018 represents our aggregate remaining performance obligations. Amounts included in current deferred revenue are all expected to be recognized in revenue within 12 months, except for a portion of deferred revenue that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenue amounts will be recognized in revenue over several years and in some cases up to ten years.
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

Note 8. Sale of Security Services Business
On December 5, 2018, the Company completed the sale of the rights, economic benefits, and obligations, in all customer contracts related to its Security Services business, which was primarily comprised of Distributed Denial of Service Protection and Managed DNS services, to Neustar. As part of the transaction, the Company will continue to support the Security Services customers during the transition to Neustar over the course of 2019. The transaction was accounted for as the sale of a business. The Company received a payment of $50.0 million at closing and recorded a non-current receivable for the estimated contingent consideration of $14.7 million expected to be collected after the first anniversary of closing. In addition, the Company recorded a current liability of $9.9 million for amounts due to Neustar for estimated collections from Security Services customers of any billings after the closing date and until the customer contracts are assigned to Neustar. As a result of the sale, the Company recognized a pre-tax gain of approximately $54.8 million, which is included in Non-operating income in the fourth quarter of 2018. The estimated contingent consideration to be received, the liability for estimated future billings to be remitted to Neustar, and the gain recognized in 2018, are based on the Company’s best estimates of the probability and timing of customers consenting to the assignment of their contracts to Neustar. To the extent that the actual results differ from the Company’s estimates, the gain on the sale may be adjusted in 2019.

Note 9. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. Through the second quarter of 2018, the Company matched 50% of up to the first 6% of the employee’s annual salary contributed to the plan. Effective July 1, 2018, the Company increased its employer contribution to 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $4.3 million in 2018, $4.0 million in 2017, and $3.8 million in 2016 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs.  As of December 31, 2018, a total of 9.6 million shares of common stock were reserved for issuance upon the vesting of RSUs and for the future grant of equity awards.
On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan, which was amended and restated on June 9, 2016 (the “2006 Plan”). The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, vest over either three or four year terms. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.
2007 Employee Stock Purchase Plan
On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, and in 2017 approved an amendment to increase the shares reserved for issuance by 2.5 million to a total of 8.5 million common shares authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2018, 3.3 million shares of the Company’s common stock remain reserved for future issuance under this plan.
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenues	$6,835	$7,030	$7,253
Sales and marketing	4,972	5,688	5,738
Research and development	6,728	6,113	6,739
General and administrative	33,969	34,076	30,314
Total stock-based compensation	$52,504	$52,907	$50,044
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
RSUs	$38,005	$38,087	$37,325
PSUs	12,403	13,270	11,512
ESPP	4,166	4,005	3,593
Capitalization (Included in Property and equipment, net)	(2,070)	(2,455)	(2,386)
Total stock-based compensation expenses	$52,504	$52,907	$50,044
The income tax benefit that was included within Income tax expense related to these stock-based compensation expenses for 2018, 2017, and 2016 was $12.3 million, $12.5 million, and $17.7 million, respectively. The tax benefit for 2018 and 2017 reflects the reduction in the U.S. federal statutory corporate tax rate from 35% to 21% in 2017.

RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2018:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	1,588	$74.69
Granted	474	$112.74
PSU achievement adjustment	115	$38.10
Vested and settled	(862)	$66.37
Forfeited	(93)	$88.43
	1,222	$90.88
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2018 include approximately 0.4 million PSUs. The number of shares received upon vesting of these PSUs may range from zero to 0.8 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $148.29 on December 31, 2018. As of December 31, 2018, the aggregate market value of unvested RSUs was $181.2 million. The fair values of RSUs that vested during 2018, 2017, and 2016 were $107.2 million, $75.9 million, and $70.5 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2017 and 2016, was $83.91 and $81.59, respectively.  As of December 31, 2018, total unrecognized compensation cost related to unvested RSUs was $73.4 million which is expected to be recognized over a weighted-average period of 2.5 years.
Note 10. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gain on sale of business	$54,840	$10,421	$—
Interest income	26,490	17,944	6,191
Loss on extinguishment of Subordinated Convertible Debentures	(6,554)	—	—
Other, net	2,193	(739)	3,974
Total non-operating income, net	$76,969	$27,626	$10,165
On December 5, 2018, the Company completed the sale of the rights, economic benefits, and obligations, in all customer contracts related to its Security Services business, which resulted in a gain of approximately $54.8 million in the fourth quarter of 2018. During the second quarter of 2017, the Company completed the sale of its iDefense business, which resulted in a gain of approximately $10.4 million in 2017. Interest income is earned principally from the Company’s surplus cash balances and marketable securities.

Note 11. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$420,597	$313,351	$299,304
Foreign	308,919	285,661	281,869
Total income before income taxes	$729,516	$599,012	$581,173
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current expense:
Federal	$99,127	$16,870	$34,842
State	1,088	294	240
Foreign, including withholding tax	76,199	15,539	19,268
	176,414	32,703	54,350
Deferred expense (benefit):
Federal	(16,448)	90,113	64,301
State	42,624	19,654	21,492
Foreign	(55,563)	(706)	385
	(29,387)	109,061	86,178
Total income tax expense	$147,027	$141,764	$140,528
Federal current expense and federal deferred benefit for 2018 includes $96.4 million of the one-time U.S. tax on accumulated foreign earnings (“Transition tax”), net of $106.7 million of carried forward and newly-generated foreign tax credits, payable as a result of the Tax Act. This amount will be paid in installments over 8 years starting in 2018, as allowed by the Tax Act. As discussed below, the Transition tax was recorded as a provisional deferred tax liability in 2017.
State tax expense for 2018 is increased by $10.0 million remeasurement of deferred tax assets because of changes in certain state apportionment rates, and $5.6 million change in estimate related to the 2017 state income tax returns.
Foreign current expense and foreign deferred benefit for 2018 includes $60.7 million of withholding taxes paid upon the repatriation of cash held by foreign subsidiaries. As discussed below, the withholding tax was recorded as a provisional deferred tax liability in 2017.
The difference between income tax expense and the amount resulting from applying the federal statutory rate of 21% in 2018 and 35% in 2017 and 2016, to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax expense at federal statutory rate	$153,199	$209,654	$203,410
State taxes, net of federal benefit	35,852	13,029	14,517
Differences between statutory rate and foreign effective tax rate	(46,928)	(83,808)	(79,087)
Excess tax benefits from stock-based compensation	(9,006)	(7,728)	—
Capital loss carryforwards expiration	769,706	—	—
Change in valuation allowance	(773,737)	(5,813)	(511)
U.S. federal tax rate change	—	(186,800)	—
Transition tax, net of foreign tax credits	(5,602)	162,353	—
U.S. tax on foreign earnings, net of foreign tax credits	24,208	4,123	2,881
Foreign withholding tax on unremitted foreign earnings, net of foreign tax credits	(812)	33,619	—
Other	147	3,135	(682)
Total income tax expense	$147,027	$141,764	$140,528
The Tax Act was enacted on December 22, 2017, and most of its provisions became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including, lowering the U.S. federal corporate income tax rate from 35% to 21%, and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. Upon enactment, the Company remeasured its deferred tax balances to reflect the new 21% U.S. federal tax rate, which resulted in a tax benefit of $186.8 million in 2017. In 2017, the Company also recorded a provisional deferred tax liability of $162.4 million, for the Transition tax, net of $38.3 million of resulting previously unrecognized foreign tax credits. The Company recorded a $5.6 million adjustment in 2018 as it finalized the provisional Transition tax amount. In 2018, the Company completed the repatriation of $1.15 billion of cash held by foreign subsidiaries, net of $60.7 million of foreign withholding taxes which was recorded in deferred tax liabilities in 2017.
The Company recorded additional impacts and changes in estimates related to the Tax Act during 2018 as additional guidance or information became available. As of December 31, 2018, the Company has completed its accounting for the tax effects of the enactment of the Tax Act.
The Company qualifies for a tax holiday in Switzerland which does not expire, unless the required non-Swiss income and expense thresholds are no longer met, or there is a law change which eliminates the holiday. The tax holiday provides reduced rates of taxation on certain types of income and also require certain thresholds of foreign source income. The tax holiday reduced the Company’s income tax expense by $16.9 million in 2018, $12.3 million in 2017, and $21.3 million in 2016. This resulted in an increase in the Company’s earnings per share by $0.14, $0.10, and $0.16 in 2018, 2017, and 2016, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$40,729	$70,587
Tax credit carryforwards	3,970	52,659
Deferred revenue, accruals and reserves	74,437	77,869
Capital loss carryforwards	—	778,430
Other	6,724	6,776
Total deferred tax assets	125,860	986,321
Valuation allowance	(10,153)	(783,725)
Net deferred tax assets	115,707	202,596
Deferred tax liabilities:
Property and equipment	(2,764)	(1,577)
Transition tax	—	(162,912)
Foreign withholding tax on unremitted earnings	(2,733)	(33,619)
Subordinated Convertible Debentures	—	(430,088)
Other	(5,352)	(3,116)
Total deferred tax liabilities	(10,849)	(631,312)
Total net deferred tax assets (liabilities)	$104,858	$(428,716)
With the exception of deferred tax assets related to certain state and foreign net operating loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. As of December 31, 2018, the Company’s Other long-term tax liabilities includes the $81.0 million noncurrent liability for Transition tax, net of applicable foreign tax credits, while the $4.8 million current portion of the liability is included in Accounts payable and accrued liabilities. Both the current and noncurrent portion of these liabilities in addition to the $10.6 million paid in 2018, had been included in deferred tax liabilities as of December 31, 2017.  The excess interest deductions on the Subordinated Convertible Debentures that were converted were not subject to recapture, and accordingly, the $439.2 million deferred tax liability related to the debentures, as of the conversion date, was reversed into Additional paid-in capital upon extinguishment of the debt.
As of December 31, 2018, the Company had federal, state and foreign net operating loss carryforwards of approximately $4.5 million, $738.3 million and $18.1 million, respectively, before applying tax rates for the respective jurisdictions. As of December 31, 2018, the Company had state research tax credits of $2.3 million and alternative minimum tax credits of $6.9 million available for future years. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2019 through 2034. The foreign net operating loss can be carried forward indefinitely. As of December 31, 2018, the Company’s federal and state capital loss carryforwards expired and the associated valuation allowance reserve was also released. As of December 31, 2018, the Company has foreign tax credit carryforwards of $18.6 million.  The majority of these foreign tax credits will expire in 2024.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2018	2017
	(In thousands)
Beginning balance	$223,216	$220,682
Increases in tax positions for prior years	333	3,699
Decreases in tax positions for prior years	(196)	(144)
Increases in tax positions for current year	436	395
Decreases in tax positions due to settlement with taxing authorities	—	(1,416)
Lapse in statute of limitations	(334)	—
Ending balance	$223,455	$223,216
As of December 31, 2018, approximately $219.5 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. It is reasonably possible that during the next twelve months, the Company’s unrecognized tax benefits may change by a significant amount as a result of IRS audits. However, the timing of completion and ultimate outcome of the audits remains uncertain. Therefore, the Company cannot currently estimate the impact on the balance of unrecognized tax benefits.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are currently under examination by the IRS for 2010 through 2014. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has used net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2012 tax year and forward.

Note 12. Commitments and Contingencies
Purchase Obligations and Contractual Agreements
The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	.tv Agreement	Senior Notes	Total
	(In thousands)
2019	$31,935	$5,000	$87,063	$123,998
2020	4,737	5,000	87,063	96,800
2021	989	5,000	87,063	93,052
2022	303	—	87,063	87,366
2023	—	—	819,719	819,719
Thereafter	—	—	1,193,875	1,193,875
Total	$37,964	$15,000	$2,361,846	$2,414,810
The amounts in the table above exclude $219.5 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.
Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations include firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2022.
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. As of December 31, 2018, there were 139.0 million domain names in the .com registry. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com registry of $33.0 million in 2018, $32.3 million in 2017, and $31.5 million in 2016. Registry fees for other top-level domains that we operate have been excluded from the table above because the amounts are variable or passed through to registrars.
The Company has an agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees were $5.0 million in each of the last three years.
Verisign leases a small portion of its facilities under operating leases that extend into 2022. Rental expenses under operating leases were not material in any period presented. Future rental expenses under existing operating leases are not material.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 15th day of February 2019.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February 2019.

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