Form 10-Q
period 2019-03-31
VERISIGN INC/CA
filed 2019-04-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (703) 948-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES   ☒     NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 19, 2019
Common stock, $.001 par value	119,183,359

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$779,625	$357,415
Marketable securities	473,365	912,254
Other current assets	62,277	47,365
Total current assets	1,315,267	1,317,034
Property and equipment, net	252,237	253,905
Goodwill	52,527	52,527
Deferred tax assets	120,192	104,992
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	34,453	41,046
Total long-term assets	604,409	597,470
Total assets	$1,919,676	$1,914,504
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$183,996	$215,208
Deferred revenues	757,284	732,382
Total current liabilities	941,280	947,590
Long-term deferred revenues	289,730	285,720
Senior notes	1,785,676	1,785,047
Long-term tax and other liabilities	309,119	281,621
Total long-term liabilities	2,384,525	2,352,388
Total liabilities	3,325,805	3,299,978
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 352,872 at March 31, 2019 and 352,325 at December 31, 2018; Outstanding shares: 119,391 at March 31, 2019 and 120,037 at December 31, 2018	353	352
Additional paid-in capital	15,523,542	15,706,774
Accumulated deficit	(16,927,262)	(17,089,789)
Accumulated other comprehensive loss	(2,762)	(2,811)
Total stockholders’ deficit	(1,406,129)	(1,385,474)
Total liabilities and stockholders’ deficit	$1,919,676	$1,914,504

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$306,408	$299,288
Costs and expenses:
Cost of revenues	45,504	48,152
Sales and marketing	10,519	17,275
Research and development	16,132	15,375
General and administrative	34,001	33,067
Total costs and expenses	106,156	113,869
Operating income	200,252	185,419
Interest expense	(22,631)	(40,788)
Non-operating income, net	12,203	7,804
Income before income taxes	189,824	152,435
Income tax expense	(27,297)	(18,172)
Net income	162,527	134,263
Other comprehensive income	49	243
Comprehensive income	$162,576	$134,506

Earnings per share:
Basic	$1.36	$1.38
Diluted	$1.35	$1.09
Shares used to compute earnings per share
Basic	119,757	97,250
Diluted	120,317	123,506
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except par value)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Total stockholders’ deficit, beginning of year	$(1,385,474)	$(1,260,271)

Common stock
Beginning balance	352	325
Issuance of common stock under stock plans	1	1
Balance, end of period	353	326

Additional paid-in capital
Beginning balance	15,706,774	16,437,135
Stock-based compensation expense	12,818	13,449
Issuance of common stock under stock plans	8,252	7,810
Repurchase of common stock	(204,302)	(152,741)
Balance, end of period	15,523,542	16,305,653

Accumulated deficit
Beginning balance	(17,089,789)	(17,694,790)
Net income	162,527	134,263
Cumulative adjustment upon adoption of ASU 2014-09	—	22,512
Balance, end of period	(16,927,262)	(17,538,015)

Accumulated other comprehensive (loss) income
Beginning balance	(2,811)	(2,941)
Other comprehensive income	49	243
Balance, end of period	(2,762)	(2,698)

Total stockholders’ deficit, end of period	$(1,406,129)	$(1,234,734)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$162,527	$134,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,593	12,117
Stock-based compensation	12,462	12,978
Amortization of discount on investments in debt securities	(3,854)	(4,128)
Other, net	(147)	4,005
Changes in operating assets and liabilities:
Other assets	(226)	(987)
Accounts payable and accrued liabilities	(31,609)	(36,271)
Deferred revenues	29,219	27,120
Net deferred income taxes and other long-term tax liabilities	7,365	(59,108)
Net cash provided by operating activities	187,330	89,989
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	939,561	1,931,930
Purchases of marketable securities	(496,779)	(631,456)
Purchases of property and equipment	(9,133)	(7,662)
Other investing activities	(2,958)	(160)
Net cash provided by investing activities	430,691	1,292,652
Cash flows from financing activities:
Proceeds from employee stock purchase plan	8,253	7,811
Repurchases of common stock	(204,302)	(152,741)
Net cash used in financing activities	(196,049)	(144,930)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	255	167
Net increase in cash, cash equivalents, and restricted cash	422,227	1,237,878
Cash, cash equivalents, and restricted cash at beginning of period	366,753	475,139
Cash, cash equivalents, and restricted cash at end of period	$788,980	$1,713,017
Supplemental cash flow disclosures:
Cash paid for interest	$13,063	$43,326
Cash paid for income taxes, net of refunds received	$14,185	$72,959
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on February 15, 2019.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Adoption of New Accounting Standards
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, and several related amendments, issued by the Financial Accounting Standards Board, collectively codified under Accounting Standards Codification (“ASC”) 842, Leases. ASC 842 requires most operating leases to be reported on the balance sheet as a lease liability and a right-of-use asset. This standard was applied as of the effective date of January 1, 2019, and therefore prior period amounts were not adjusted. The adoption of ASC 842 did not have a material impact on the Company’s consolidated financial statements.
Note 2.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash	$26,141	$37,190
Time deposits	4,481	3,810
Money market funds (Level 1)	271,146	120,832
Debt securities issued by the U.S. Treasury (Level 1)	960,577	1,117,175
Total	$1,262,345	$1,279,007

Cash and cash equivalents	$779,625	$357,415
Restricted cash (included in Other long-term assets)	9,355	9,338
Total Cash, cash equivalents, and restricted cash	788,980	366,753
Marketable securities	473,365	912,254
Total	$1,262,345	$1,279,007
The fair value of the debt securities held as of March 31, 2019 was $960.6 million, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of March 31, 2019 are scheduled to mature in less than one year.

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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2019, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023, 2025, and 2027 were $762.9 million, $525.6 million, and $550.4 million, respectively, as of March 31, 2019. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Prepaid registry fees	$21,503	$20,696
Contingent consideration receivable	14,721	—
Prepaid expenses	13,824	14,109
Accounts receivable, net	5,995	6,029
Income taxes receivable	4,697	4,451
Other	1,537	2,080
Total other current assets	$62,277	$47,365
Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Restricted cash	$9,355	$9,338
Operating lease right-of-use asset	8,115	—
Long-term prepaid registry fees	7,945	7,779
Other tax receivable	5,673	5,673
Contingent consideration receivable	—	14,721
Other	3,365	3,535
Total other long-term assets	$34,453	$41,046

As a result of the adoption of ASC 842, Leases, in the first quarter of 2019, the Company recorded right-of-use assets for operating leases of $8.1 million as of March 31, 2019. The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of March 31, 2019 reflects amortization of $8.5 million during the three months ended March 31, 2019 which was recorded in Cost of Revenues.
The contingent consideration receivable in the tables above related to the estimated amount due from Neustar, Inc. (“Neustar”) in the first quarter of 2020, was reclassified from Other long-term assets as of December 31, 2018 to Other current assets as of March 31, 2019.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Accounts payable	$7,028	$10,445
Customer deposits, net	52,653	57,025
Interest payable	33,171	24,318
Accrued employee compensation	25,811	54,746
Taxes payable and other tax liabilities	25,079	18,961
Accrued registry fees	12,357	11,029
Payables to buyer	6,709	9,875
Current operating lease liability	3,183	—
Other accrued liabilities	18,005	28,809
Total accounts payable and accrued liabilities	$183,996	$215,208
Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. The balance of customer deposits can fluctuate significantly due to the timing of payments from large customers. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2018, was paid during the three months ended March 31, 2019. Taxes payable and other tax liabilities as of March 31, 2019 includes approximately $13.1 million of foreign withholding taxes payable related to the repatriation of funds held by foreign subsidiaries in the first quarter of 2019. Payables to buyer relate to amounts due to Neustar for estimated collections from Security Services customers of any billings after the closing date and until the customer contracts are assigned to Neustar. Other liabilities include amounts payable to registrars related to rebates and marketing programs as well as other miscellaneous liabilities. These amounts may vary from period to period due to the timing of payments.
Long-term tax and other liabilities

	March 31,	December 31,
	2019	2018
	(In thousands)
Long-term tax liabilities	$304,187	$281,621
Long-term operating lease liability	4,932	—
Long-term tax and other liabilities	$309,119	$281,621
Long-term tax liabilities as of March 31, 2019 also reflects the reclassification of unrecognized tax benefits during the three months ended March 31, 2019, as deferred tax assets related to tax credits and loss carryforwards are no longer available to offset the liabilities. The current and long-term lease liabilities in the tables above relate to the lease obligations recorded as a result of the adoption of ASC 842, Leases, during the first quarter of 2019.
Note 4. Stockholders’ Deficit
Effective February 7, 2019, the Company’s Board of Directors authorized the repurchase of the Company’s common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the Company’s share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2019 the Company repurchased 1.0 million shares of its common stock at an average stock price of $170.59. The aggregate cost of the repurchases in the three months ended March 31, 2019 was $175.0 million. As of March 31, 2019, there was approximately $891.1 million remaining available for future share repurchases under the share repurchase program.

During the three months ended March 31, 2019, the Company placed 0.2 million shares, at an average stock price of $174.79, and for an aggregate cost of $29.3 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 233.5 million shares of its common stock for an aggregate cost of $9.62 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Weighted-average shares of common stock outstanding	119,757	97,250
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	—	25,579
Unvested RSUs and ESPP	560	677
Shares used to compute diluted earnings per share	120,317	123,506
The Company settled the Subordinated Convertible Debentures in May 2018. The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 6. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan.
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
U.S.	$192,155	$185,183
EMEA	52,146	53,417
China	28,242	25,858
Other	33,865	34,830
Total revenues	$306,408	$299,288
Revenues for the Company’s Registry Services business are attributed to the country of domicile and the respective regions in which registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenues for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues for each region may also be impacted by registrars domiciled in one region, registering domain names in another region.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the three months ended March 31, 2019 is primarily driven by amounts billed in the first quarter of 2019 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $275.9 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of March 31, 2019 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45 day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.
Historically, we have experienced a higher volume of domain name transactions, particularly renewals, in the first quarter of the year compared to other quarters. Our quarterly revenues do not reflect these seasonal patterns because the preponderance of our revenues for each quarterly period is provided by the ratable recognition of our deferred revenues balance. The effect of this seasonality has historically resulted in the largest amount of growth in our deferred revenues balance occurring during the first quarter of the year compared to the other quarters.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of revenues	$1,598	$1,609
Sales and marketing	983	1,448
Research and development	1,589	1,721
General and administrative	8,292	8,200
Total stock-based compensation expense	$12,462	$12,978

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
RSUs	$8,609	$9,287
Performance-based RSUs	3,038	3,113
ESPP	1,171	1,049
Capitalization (included in Property and equipment, net)	(356)	(471)
Total stock-based compensation expense	$12,462	$12,978

Note 8. Debt and Interest Expense
The following table presents the components of the Company’s Interest expense:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,766
Contractual interest on Subordinated Convertible Debentures	—	14,948
Amortization of debt discount on Subordinated Convertible Debentures	—	3,161
Amortization of debt issuance costs and other interest expense	865	913
Total interest expense	$22,631	$40,788
The Company settled its Subordinated Convertible Debentures in May 2018.

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest income	$7,360	$7,489
Transition services income	4,050	—
Other, net	793	315
Total non-operating income, net	$12,203	$7,804
During the first quarter of 2019, the Company recognized $4.1 million of income from the transition services provided to Neustar in connection with the sale of customer contracts of the Security Services business.
Note 10. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Income tax expense	$27,297	$18,172
Effective tax rate	14%	12%
The effective tax rate for the three months ended March 31, 2019 was lower than the statutory federal rate of 21% primarily due to foreign income taxed at lower rates, and $11.0 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory federal rate of 21% primarily due to tax benefits from foreign income taxed at lower rates, $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the 2017 Tax Cuts and Jobs Act (“Tax Act”), and $5.5 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes.
During the three months ended March 31, 2019, the Company completed the repatriation of $249.0 million of cash held by foreign subsidiaries, net of $13.1 million of foreign withholding taxes which were previously accrued in 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2018 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about quarterly revenues for the remainder of 2019 and our expectations about costs and expenses as a percentage of revenues for the remainder of 2019. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2019 and the 2018 Form 10-K, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
For purposes of this Quarterly Report on Form 10-Q, the terms “Verisign,” “the Company,” “we,” “us,” and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
Overview
We are a global provider of domain name registry services and internet infrastructure, enabling internet navigation for many of the world’s most recognized domain names. We enable the security, stability, and resiliency of key internet infrastructure and services, including providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains (“TLDs”), which support the majority of global e-commerce.
As of March 31, 2019, we had 154.8 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), competition from, and the continued introduction of, new generic top-level domains (“gTLDs”), and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $306.4 million during the three months ended March 31, 2019, an increase of 2% compared to the same period in 2018.

•	We recorded operating income of $200.3 million during the three months ended March 31, 2019, an increase of 8% compared to the same period in 2018.

•
As of March 31, 2019, we had 154.8 million .com and .net registrations in the domain name base, which represents a 4% increase from March 31, 2018, and a net increase of 1.8 million domain name registrations from December 31, 2018.

•	During the three months ended March 31, 2019, we processed 9.8 million new domain name registrations for .com and .net compared to 9.6 million for the same period in 2018.

•
The final .com and .net renewal rate for the fourth quarter of 2018 was 74.3% compared to 72.2% for the fourth quarter of 2017. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended March 31, 2019, we repurchased 1.0 million shares of our common stock for an aggregate cost of $175.0 million. As of March 31, 2019, there was approximately $891.1 million remaining available for future share repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $187.3 million during the three months ended March 31, 2019, compared to $90.0 million for the same period in 2018.

•	During the three months ended March 31, 2019, we repatriated $249.0 million of cash held by foreign subsidiaries, net of foreign withholding taxes.

Pursuant to our agreements with ICANN, we make available on our website (at https://www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The domain name base is the active zone plus the number of domain name registrations that are registered but not configured for use in the respective top level domain zone file plus the number of domain name registrations that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain name registrations provided in this Quarterly Report on Form 10-Q are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2019	2018
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.8	16.1
Sales and marketing	3.4	5.8
Research and development	5.3	5.1
General and administrative	11.1	11.0
Total costs and expenses	34.6	38.0
Operating income	65.4	62.0
Interest expense	(7.4)	(13.6)
Non-operating income, net	3.9	2.6
Income before income taxes	61.9	51.0
Income tax expense	(8.9)	(6.1)
Net income	53.0%	44.9%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, we entered into an agreement with the Department of Commerce (“DOC”) to amend the Cooperative Agreement. The amendment extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased without further DOC approval by up to 7% in each of the final four years of each 6-year period beginning on October 26, 2018. We increased the annual fee for a .net domain name registration from $8.20 to $9.02 on February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.

A comparison of revenues is presented below:

	Three Months Ended March 31,
	2019	% Change	2018
	(Dollars in thousands)
Revenues	$306,408	2%	$299,288
The following table compares the .com and .net domain name registrations in the domain name base:

	March 31, 2019	% Change	March 31, 2018
.com and .net domain name registrations in the domain name base	154.8 million	4%	148.3 million
Revenues increased by $7.1 million during the three months ended March 31, 2019, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, which was driven by a 5% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2018, partially offset by a 4% decline in the domain name base for .net.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, the continued introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2019 and beyond.
We expect our quarterly revenues to remain consistent across the remainder of 2019 compared to the three months ended March 31, 2019, as a result of continued growth in the aggregate number of .com domain names, offset by a decline in revenues from the Security Services business as customers terminate or consent to the assignment of their contracts to Neustar.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2019	% Change	2018
	(Dollars in thousands)
U.S.	$192,155	4%	$185,183
EMEA	52,146	(2)%	53,417
China	28,242	9%	25,858
Other	33,865	(3)%	34,830
Total revenues	$306,408		$299,288
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three months ended March 31, 2019, the majority of our revenue growth has come from increased sales to registrars based in the U.S. and China.
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

A comparison of Cost of revenues is presented below:

	Three Months Ended March 31,
	2019	% Change	2018
	(Dollars in thousands)
Cost of revenues	$45,504	(5)%	$48,152
Cost of revenues decreased by $2.6 million during the three months ended March 31, 2019, compared to the same period last year, due to a combination of individually insignificant factors.
We expect Cost of revenues as a percentage of revenues to remain consistent during the remainder of 2019 compared to the three months ended March 31, 2019.
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
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2019	% Change	2018
	(Dollars in thousands)
Sales and marketing	$10,519	(39)%	$17,275
Sales and marketing expenses decreased by $6.8 million during the three months ended March 31, 2019, compared to the same period last year, primarily due to decreases in advertising and marketing expenses and salary and employee benefits expenses. Advertising and marketing expenses decreased by $2.5 million as we executed fewer marketing activities and campaigns. Salary and employee benefits expenses decreased by $2.5 million due to a reduction in average headcount primarily affecting employees supporting the Security Services business.
We expect Sales and marketing expenses as a percentage of revenues to increase during the remainder of 2019, compared to the three months ended March 31, 2019, as we execute more advertising and marketing campaigns.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended March 31,
	2019	% Change	2018
	(Dollars in thousands)
Research and development	$16,132	5%	$15,375
Research and development expenses remained consistent during the three months ended March 31, 2019, compared to the same period last year.
We expect Research and development expenses as a percentage of revenues to remain consistent during the remainder of 2019 compared to the three months ended March 31, 2019.
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

A comparison of General and administrative expenses is presented below:

	Three Months Ended March 31,
	2019	% Change	2018
	(Dollars in thousands)
General and administrative	$34,001	3%	$33,067
General and administrative expenses remained consistent during the three months ended March 31, 2019, compared to the same period last year.
We expect General and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2019 compared to the three months ended March 31, 2019.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,766
Contractual interest on Subordinated Convertible Debentures	—	14,948
Amortization of debt discount on Subordinated Convertible Debentures	—	3,161
Amortization of debt issuance costs and other interest expense	865	913
Total interest expense	$22,631	$40,788
Contractual interest and amortization of debt discount on the Subordinated Convertible Debentures decreased in the three months ended March 31, 2019 due to the settlement of the outstanding convertible debentures in May 2018.
We expect quarterly Interest expense to remain consistent during the remainder of 2019 compared to the three months ended March 31, 2019.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest income	$7,360	$7,489
Transition services income	4,050	—
Other, net	793	315
Total non-operating income, net	$12,203	$7,804
Non-operating income, net, increased primarily due to an increase in income from the transition services provided to Neustar in connection with the sale of customer contracts of our Security Services business in 2018.

Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Income tax expense	$27,297	$18,172
Effective tax rate	14%	12%
The effective tax rate for the three months ended March 31, 2019 was lower than the statutory federal rate of 21% primarily due to foreign income taxed at lower rates, and $11.0 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory federal rate of 21% primarily due to tax benefits from foreign income taxed at lower rates, $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, and $5.5 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes.
Liquidity and Capital Resources

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$779,625	$357,415
Marketable securities	473,365	912,254
Total	$1,252,990	$1,269,669
As of March 31, 2019, our principal source of liquidity was $779.6 million of cash and cash equivalents and $473.4 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of March 31, 2019, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2019, we completed the previously disclosed repatriation of $249.0 million of cash held by foreign subsidiaries, net of $13.1 million of foreign withholding taxes which were accrued during 2018. As of March 31, 2019, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $568.0 million.
During the three months ended March 31, 2019, we repurchased 1.0 million shares of our common stock for an aggregate cost of $175.0 million. As of March 31, 2019, there was approximately $891.1 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of March 31, 2019, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of 4.625% senior unsecured notes due 2023. As of March 31, 2019, there were no borrowings outstanding under our $200.0 million unsecured revolving credit facility that will expire in 2020.
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

In summary, our cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$187,330	$89,989
Net cash provided by investing activities	430,691	1,292,652
Net cash used in financing activities	(196,049)	(144,930)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	255	167
Net increase in cash, cash equivalents, and restricted cash	$422,227	$1,237,878
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the three months ended March 31, 2019, compared to the same period last year, primarily due to decreases in cash paid for income taxes, for interest on our debt obligations, and to suppliers and employees, and an increase in cash received from customers. The decrease in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion cash held by foreign subsidiaries to the U.S. in the first quarter of 2018. The decrease in cash paid for interest on our debt obligations was primarily due to the settlement of our Subordinated Convertible Debentures in May 2018. Cash paid to suppliers and employees decreased due to lower operating expenses. Cash received from customers increased primarily due to higher domain name registrations and renewals.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Cash provided by investing activities decreased in the three months ended March 31, 2019, compared to the same period last year, primarily due to a decrease in proceeds from sales and maturities of marketable securities, net of purchases, an increase in purchases of property and equipment, and payments to Neustar related to the sale of the customer contracts of the Security Services business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, debt repayments, proceeds from borrowings, and our employee stock purchase plan.
Net cash used in financing activities increased during the three months ended March 31, 2019, compared to the same period last year, primarily due to an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our financial condition, results of operations, or cash flows. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 1A.    RISK FACTORS
In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, prospects, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC.
Risks arising from our agreements governing our Registry Services business could limit our ability to maintain or grow our business.
We are parties to (i) a Cooperative Agreement, as amended, with the DOC with respect to the .com gTLD and (ii) Registry Agreements with ICANN with respect to the .com, .net, .name, and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from our Registry Services business, limitations and obligations in, or changes or challenges to, these agreements, particularly the agreements that involve .com and .net, could have a material adverse impact on our business. Certain competing registries, such as the ccTLDs, are not subject to the same limitations or obligations to which we are subject in our agreements. Verisign and the DOC entered into Amendment 35 to the Cooperative Agreement on October 26, 2018, which, among other things, extends the term of the Cooperative Agreement through November 30, 2024. As amended by Amendment 35, the Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal within 120 days prior to the end of the then-current term. Further changes to the Cooperative Agreement require the mutual agreement of the DOC and the Company.
Modifications or Amendments. In October 2016, the Company and ICANN entered into an amendment to extend the term of the .com Registry Agreement to November 30, 2024 (the “.com Amendment”). As part of the .com Amendment, the Company and ICANN agreed to negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. ICANN and Verisign are engaged in discussions to satisfy this obligation, including modifying the .com Registry Agreement based on the changes to the Cooperative Agreement arising from Amendment 35. We can provide no assurance that any new terms for the .com Registry Agreement that we agree to as a result of these discussions will match the changes permitted in Amendment 35 nor can we provide assurances that certain terms that we agree to will not increase the costs or risks associated with our operation of the .com TLD. Under the Cooperative Agreement, as amended by Amendment 35, standard renewals of the .com Registry Agreement will not require further DOC approval. If, in connection with a renewal of the .com Registry Agreement, the Company seeks any additional changes to the pricing section other than as approved in Amendment 35, changes to the vertical integration provisions, changes to the functional or performance specifications (including the SLAs), changes to the conditions for renewal or termination, or changes to the Whois service (other than such changes mandated by ICANN through Consensus Policies and specifications or policies established on a temporary basis (“Temporary Policies”)), as set forth in the Amendment 35, the prior written approval of the DOC is required. We can provide no assurances that such approval would be obtained.
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
Pricing. Under the terms of the Cooperative Agreement, as amended by Amendment 35, the Company and ICANN may agree to amend the terms of the .com Registry Agreement to permit the price of registrations or renewals of .com domain names to be increased by up to 7% per year in each of the final four years of each six-year period beginning on October 26, 2018. In addition, we are entitled to increase the price up to 7%, with the prior approval of the DOC, due to the imposition of any new ICANN Consensus Policies, as established and defined under ICANN’s bylaws and due process, and covering certain items listed in the .com Registry Agreement, or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS. However, it is uncertain whether these additional circumstances would arise, or if they do, whether we would seek, or the DOC would approve, any request to increase the price for .com domain name registrations. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions if we demonstrate to the DOC that market conditions no longer warrant such restrictions. However, it is uncertain whether we will seek the removal of such restrictions, or whether the DOC would approve the removal of such restrictions. In comparison, under the terms of the .net and .name Registry Agreements with ICANN, we are permitted to increase the price of domain name registrations and renewals in these TLDs up to 10% per year. Additionally, ICANN’s registry agreements for new gTLDs do not contain such pricing restrictions.
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
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and Temporary Policies. ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display Thick Whois data for .com and .net. In addition, ICANN has adopted a Temporary Specification that establishes temporary requirements for registry operators and registrars regarding the collection, display and disclosure of Thick Whois data pending ICANN’s establishment of a permanent Consensus Policy. The costs of complying or failing to comply with these policies as well as laws and regulations, such as General Data Protection Regulation (“GDPR”), regarding personally identifiable information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
Technical Standards and ICANN Processes. Our Registry Agreements with ICANN require Verisign to implement and comply with various technical standards and specifications published by the Internet Engineering Task Force (“IETF”). ICANN could impose requirements on us through changes to these IETF standards that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Any such changes to the IETF standards could have a material adverse effect on our business. In addition, under Amendment 35, we have agreed to continue to operate the .com TLD in a content neutral manner and to work within ICANN processes to promote the development of content neutral policies for the operation of the DNS. Such policies could expose us to compliance costs and substantial liability and result in costly and time-consuming investigations or litigation.

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
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of China has indicated that it will issue, and in some instances has begun to issue, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of Registry Services in China and could impact the growth or renewal rates of domain name registrations in China. In addition to registry operators, some of these regulations also require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact our current and future business in China.
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
To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s GDPR, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and significant penalties, became effective in May 2018. Other countries and other states have enacted or are enacting data localization laws regulating or limiting data collection, storage and transfer as well as granting new rights to data subjects. All of these evolving compliance and operational requirements can impose significant costs for us that are likely to increase over time.
Due to the nature of the internet, it is possible that federal, state or foreign governments might attempt to regulate internet transmissions or prosecute us for violations of laws. We might unintentionally violate such laws, such laws may be modified or enforced using new or novel legal theories, and new laws may be enacted in the future. In addition, as we continue to launch and market our IDN gTLDs and increase our marketing efforts of our other TLDs in foreign countries, we may raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, expose us to liability, penalties or fines, force us to change our business practices or otherwise materially harm our business. In addition, any such laws could impede growth of, or result in a decline in, domain name registrations.
Undetected or unknown defects in our service, security breaches, defects in the technologies and services in our supply chain, and Distributed Denial of Service (“DDoS”) attacks could expose us to liability and harm our business and reputation.
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in service outages or disruptions, compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. Performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on internet users and consumers, and on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security vulnerabilities and breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, failure to meet contracted service level obligations, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy, as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Maintainer System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Therefore, attacks against third-party suppliers that provide services to our Registry Services operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, that was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
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
The internet is governed under a multi-stakeholder model comprising civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments including the U.S. government, academia, non-governmental organizations and international organizations.
Role of the U.S. Government. In the fourth quarter of 2016, the U.S. government completed a transition to the multi-stakeholder community of the historical role played by the National Telecommunications and Information Administration (“NTIA”) in the coordination of the DNS. Changes arising from this transition to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, ICANN has adopted bylaws that are designed, in part, to enhance accountability through a new organization called the Empowered Community, which is comprised of a cross section of stakeholders. ICANN or the Empowered Community may assert positions that could negatively impact our strategy or our business.
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
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct e-commerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet as well as the motivation of domain name registrants and how they will monetize their investment in domain names can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names at an increased price. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors, including regulations limiting the resale of domain names, could result in a decrease in the demand and/or renewal rates for domain names in our TLDs. Such a resulting decrease in demand and/or renewal rates could negatively impact the volume of new domain name registrations, our renewal rates and our associated revenue growth.
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
Some domain name registrars and registrants seek to generate revenues through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have, and may continue to adversely affect, the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites and provide less pay-per-click compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
If any of the above factors negatively impact the renewal of domain names or the demand for new domain names, we may experience material adverse impacts on our business, operating results, financial condition and cash flows.
Many of our markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business or our prospects could be harmed.
We seek to serve many new, developing and emerging markets in foreign countries to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of substitute products and services that enable online presence without a domain, including social media, e-commerce platforms, website builders and mobile applications;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular, the use of internet navigation mobile applications as the primary engagement mechanism;

•	increasing cyber threats;

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
The internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us to continually improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market position, we must continually improve our access to technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and internet users’ preferences and practices, or potentially launch entirely new products and services such as new gTLDs in anticipation of, or in response to, market trends. We cannot assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.
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
See the “Competition” section in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.
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
With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including other new gTLDs, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and their resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in our TLDs as opposed to other competing TLDs, including the new gTLDs, or their own services, our business could be harmed.

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
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. In 2019, we began transitioning some of our data center operations to a leased data center facility in Ashburn, Virginia. To the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for such interruptions.
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
An unfavorable global market, economic, social and political environment has impacted or may negatively impact, among other things:

•
our customers’ or end-users’ continued growth and development of their businesses, or their ability to maintain their businesses and continue as going concerns, which could affect demand for our products and services;

•	current and future demand for our services, including as a result of reduced spending on information technology and communications by our customers;

•	price competition for our products and services;

•	the price of our common stock;

•	our liquidity and our associated ability to execute on any share repurchase plans; and

•	our ability to service our debt, to obtain financing or assume new debt obligations.
In addition, to the extent that the market, economic, social and political environment impacts specific industry and geographic sectors in which many end-users of our products and services are concentrated, that may have a disproportionate negative impact on our business.
Our international operations subject our business to additional economic, legal and political risks that could have an adverse impact on our revenues and business.
A significant portion of our revenues is derived from customers outside the U.S. Our business operations in international markets has required, and will continue to require, significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business internationally, including, among others:

•
competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting their ccTLDs, which we do not operate;

•	legal uncertainty regarding liability, enforcing our contracts, and compliance with foreign laws;

•	economic tensions between governments and changes in international trade policies;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	currency exchange rate fluctuations;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information, including complying with the customer verification requirements of certain countries;

•	more stringent privacy and data localization policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	potentially conflicting or adverse tax consequences;

•	reliance on third parties in foreign markets in which we only recently started doing business; and

•	potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.
We rely on our intellectual property rights to protect our proprietary assets, and any failure by us to protect or enforce, or any misappropriation of, our intellectual property could harm our business.
Our success depends in part on our internally-developed technologies and related intellectual property. Despite our precautions, it may be possible for an external party to copy or otherwise obtain and use our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to some of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the IETF. To the extent any of our patents are considered “standards essential patents,” in some cases we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.
We also license externally-developed technology that is used in some of our products and services to perform key functions. These externally-developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our Registry Services business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
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
We cannot be certain that we do not and will not infringe the intellectual property rights of others. Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of other parties. The international use of our logo could present additional potential risks for external party claims of infringement. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.
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

Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, such proceedings may initially be viewed as immaterial but could prove to be material. Adverse outcomes in lawsuits, audits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, such as our ability to operate the .web gTLD, and may have a material adverse effect on our financial condition, results of operations and cash flows. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
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
Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel, including, for example, our management’s involvement in the transition of Security Services customers to Neustar; possible regulatory scrutiny or third-party claims; possible material adverse effects on our results of operations during and after the development process; our possible inability to achieve the intended objectives of the initiative; as well as damage to our reputation if we are unsuccessful in pursuing a strategic initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net, .name and other TLDs, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review or ICANN determines that such a review is required, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all. Any strategic initiative to leverage our patent portfolio will likely increase litigation risks from potential licensees and we may have to resort to litigation to enforce our intellectual property rights.
We depend on key employees to manage our business effectively, and we may face difficulty attracting and retaining qualified leaders.
We operate in a unique, competitive and highly regulated environment, and we depend on the knowledge, experience, and performance of our senior management team and other key employees in this regard and otherwise. We periodically experience changes in our management team. If we are unable to attract, integrate, retain and motivate these key individuals as well as other highly skilled employees, and implement succession plans for these personnel, our business may suffer. For example, our service products are highly technical and require individuals skilled and knowledgeable in unique platforms, operating systems and software development tools.
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
The 2017 Tax Cuts and Jobs Act (“Tax Act”) significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, and a new tax regime for foreign earnings. However, the new U.S. taxes on accumulated and future foreign earnings, limited remaining carried forward net operating losses and tax credits to reduce taxable income, other adverse changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and our future cash taxes may increase, even significantly, compared to recent or historical trends, which could adversely impact our financial condition and cash flows. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”) or be subject to trade or tax retaliation by other countries. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, WTO or other countries, they could adversely impact our financial condition, results of operations and cash flows.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of March 31, 2019, we had $1.26 billion in cash, cash equivalents, marketable securities and restricted cash, of which $473.4 million was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
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

•
special meetings of our stockholders may be called only by the chairman of the board of directors, the president, our Board, or the secretary (acting as a representative of the stockholders) whenever a stockholder or group of stockholders owning at least 25% in the aggregate of the capital stock issued, outstanding and entitled to vote, and who held that amount in a net long position continuously for at least one year, so request in writing;

•	vacancies and newly created directorships on our Board can be filled until the next annual meeting of stockholders by a majority of directors then in office; and

•	our Board has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.
In addition, Section 203 of the General Corporation Law of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, which generally means a person who, together with its affiliates owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless in the same transaction the interested stockholder acquired 85% ownership of our voting stock (excluding certain shares) or the business combination is approved in a prescribed manner. Section 203 therefore may impact the ability of an acquirer to complete an acquisition of us after a successful tender offer and accordingly could discourage, delay or prevent an acquirer from making an unsolicited offer without the approval of our Board.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 - 31, 2019	340	$157.00	340	$409.8	million
February 1 - 28, 2019	314	$174.07	314	$958.0	million
March 1 - 31, 2019	372	$180.06	372	$891.1	million
	1,026		1,026
(1) Effective February 7, 2019, our Board authorized the repurchase of our common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under our share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

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

VERISIGN, INC.

Date: April 25, 2019	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 25, 2019	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer