Form 10-Q
period 2019-06-30
VERISIGN INC/CA
filed 2019-07-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 000-23593
VERISIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-3221585
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

12061 Bluemont Way,
Reston,	Virginia	20190
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (703) 948-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VRSN	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 19, 2019
Common stock, $0.001 par value per share	118,371,848

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$751,580	$357,415
Marketable securities	473,362	912,254
Other current assets	70,440	47,365
Total current assets	1,295,382	1,317,034
Property and equipment, net	250,820	253,905
Goodwill	52,527	52,527
Deferred tax assets	109,917	104,992
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	36,252	41,046
Total long-term assets	594,516	597,470
Total assets	$1,889,898	$1,914,504
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$171,215	$215,208
Deferred revenues	763,466	732,382
Total current liabilities	934,681	947,590
Long-term deferred revenues	286,143	285,720
Senior notes	1,786,306	1,785,047
Long-term tax and other liabilities	307,935	281,621
Total long-term liabilities	2,380,384	2,352,388
Total liabilities	3,315,065	3,299,978
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 352,952 at June 30, 2019 and 352,325 at December 31, 2018; Outstanding shares: 118,548 at June 30, 2019 and 120,037 at December 31, 2018	353	352
Additional paid-in capital	15,356,935	15,706,774
Accumulated deficit	(16,779,728)	(17,089,789)
Accumulated other comprehensive loss	(2,727)	(2,811)
Total stockholders’ deficit	(1,425,167)	(1,385,474)
Total liabilities and stockholders’ deficit	$1,889,898	$1,914,504

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$306,289	$302,452	$612,697	$601,740
Costs and expenses:
Cost of revenues	44,066	47,365	89,570	95,517
Sales and marketing	12,399	16,569	22,918	33,844
Research and development	14,953	13,755	31,085	29,130
General and administrative	33,178	31,753	67,179	64,820
Total costs and expenses	104,596	109,442	210,752	223,311
Operating income	201,693	193,010	401,945	378,429
Interest expense	(22,635)	(28,792)	(45,266)	(69,580)
Non-operating income, net	11,436	660	23,639	8,464
Income before income taxes	190,494	164,878	380,318	317,313
Income tax expense	(42,960)	(36,527)	(70,257)	(54,699)
Net income	147,534	128,351	310,061	262,614
Other comprehensive income	35	17	84	260
Comprehensive income	$147,569	$128,368	$310,145	$262,874

Earnings per share:
Basic	$1.24	$1.13	$2.60	$2.49
Diluted	$1.24	$1.04	$2.59	$2.13
Shares used to compute earnings per share
Basic	118,965	113,936	119,359	105,639
Diluted	119,361	123,200	119,837	123,399
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except par value)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stockholders’ deficit, beginning of period	$(1,406,129)	$(1,234,734)	$(1,385,474)	$(1,260,271)

Common stock
Beginning balance	353	326	352	325
Conversion of Subordinated Convertible Debentures	—	26	—	26
Issuance of common stock under stock plans	—	—	1	1
Balance, end of period:	353	352	353	352

Additional paid-in capital
Beginning balance	15,523,542	16,305,653	15,706,774	16,437,135
Conversion of Subordinated Convertible Debentures	—	(159,618)	—	(159,618)
Stock-based compensation expense	13,623	13,825	26,441	27,274
Issuance of common stock under stock plans	—	—	8,252	7,810
Repurchase of common stock	(180,230)	(128,856)	(384,532)	(281,597)
Balance, end of period	15,356,935	16,031,004	15,356,935	16,031,004

Accumulated deficit
Beginning balance	(16,927,262)	(17,538,015)	(17,089,789)	(17,694,790)
Net income	147,534	128,351	310,061	262,614
Cumulative adjustment upon adoption of ASU 2014-09	—	—	—	22,512
Balance, end of period	(16,779,728)	(17,409,664)	(16,779,728)	(17,409,664)

Accumulated other comprehensive (loss) income
Beginning balance	(2,762)	(2,698)	(2,811)	(2,941)
Other comprehensive income	35	17	84	260
Balance, end of period	(2,727)	(2,681)	(2,727)	(2,681)

Total stockholders’ deficit, end of period	$(1,425,167)	$(1,380,989)	$(1,425,167)	$(1,380,989)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$310,061	$262,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	22,884	24,195
Stock-based compensation	25,617	26,276
Amortization of discount on investments in debt securities	(5,679)	(7,686)
Other, net	894	13,452
Changes in operating assets and liabilities:
Other assets	(10,254)	(7,605)
Accounts payable and accrued liabilities	(39,351)	(20,892)
Deferred revenues	31,857	27,296
Net deferred income taxes and other long-term tax liabilities	16,146	(25,844)
Net cash provided by operating activities	352,175	291,806
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,466,303	2,634,376
Purchases of marketable securities	(1,021,741)	(1,592,403)
Purchases of property and equipment	(20,189)	(18,669)
Other investing activities	(6,311)	(160)
Net cash provided by investing activities	418,062	1,023,144
Cash flows from financing activities:
Repayment of principal on subordinated convertible debentures	—	(1,250,009)
Proceeds from employee stock purchase plan	8,253	7,811
Repurchases of common stock	(384,532)	(281,597)
Net cash used in financing activities	(376,279)	(1,523,795)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	243	(590)
Net increase (decrease) in cash, cash equivalents, and restricted cash	394,201	(209,435)
Cash, cash equivalents, and restricted cash at beginning of period	366,753	475,139
Cash, cash equivalents, and restricted cash at end of period	$760,954	$265,704
Supplemental cash flow disclosures:
Cash paid for interest	$43,708	$73,971
Cash paid for income taxes, net of refunds received	$62,214	$85,597
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
Note 2.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash	$26,451	$37,190
Time deposits	4,134	3,810
Money market funds (Level 1)	104,275	120,832
Debt securities issued by the U.S. Treasury (Level 1)	1,099,456	1,117,175
Total	$1,234,316	$1,279,007

Cash and cash equivalents	$751,580	$357,415
Restricted cash (included in Other long-term assets)	9,374	9,338
Total Cash, cash equivalents, and restricted cash	760,954	366,753
Marketable securities	473,362	912,254
Total	$1,234,316	$1,279,007

The fair value of the debt securities held as of June 30, 2019 was $1.10 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of June 30, 2019 are scheduled to mature in less than one year.
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

The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2019, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023, 2025, and 2027 were $763.2 million, $537.2 million, and $576.6 million, respectively, as of June 30, 2019. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Prepaid registry fees	$21,739	$20,696
Prepaid expenses	22,367	14,109
Contingent consideration receivable	14,721	—
Accounts receivable, net	5,257	6,029
Income taxes receivable	4,656	4,451
Other	1,700	2,080
Total other current assets	$70,440	$47,365

Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Restricted cash	$9,374	$9,338
Operating lease right-of-use asset	9,139	—
Long-term prepaid registry fees	7,884	7,779
Other tax receivable	5,673	5,673
Contingent consideration receivable	—	14,721
Other	4,182	3,535
Total other long-term assets	$36,252	$41,046

As a result of the adoption of ASC 842, Leases, in 2019, the Company recorded right-of-use assets for operating leases of $9.1 million as of June 30, 2019. The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of June 30, 2019 reflects amortization of $8.6 million and $17.1 million during the three and six months ended June 30, 2019 which was recorded in Cost of Revenues.
The contingent consideration receivable in the tables above related to the estimated amount due from Neustar, Inc. (“Neustar”) in the first quarter of 2020, was reclassified from Other long-term assets as of December 31, 2018 to Other current assets as of June 30, 2019.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accounts payable	$8,018	$10,445
Customer deposits, net	51,343	57,025
Accrued employee compensation	34,578	54,746
Interest payable	24,469	24,318
Accrued registry fees	12,834	11,029
Taxes payable and other tax liabilities	12,073	18,961
Payables to buyer	3,623	9,875
Current operating lease liability	3,880	—
Other accrued liabilities	20,397	28,809
Total accounts payable and accrued liabilities	$171,215	$215,208

Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. The balance of customer deposits can fluctuate significantly due to the timing of payments from large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2018, was paid during the six months ended June 30, 2019. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance. Payables to buyer relate to amounts due to Neustar for estimated collections from Security Services customers of any billings after the closing date and until the customer contracts are assigned to Neustar. Other liabilities include amounts payable to registrars related to rebates and marketing programs as well as other miscellaneous liabilities. These amounts may vary from period to period due to the timing of payments.
Long-term tax and other liabilities

	June 30,	December 31,
	2019	2018
	(In thousands)
Long-term tax liabilities	$302,692	$281,621
Long-term operating lease liability	5,243	—
Long-term tax and other liabilities	$307,935	$281,621

Long-term tax liabilities as of June 30, 2019 reflects the reclassification of unrecognized tax benefits during the six months ended June 30, 2019, as deferred tax assets related to tax credits and loss carryforwards are no longer available to offset the liabilities. This was partially offset by a $7.9 million reclassification of a portion of the transition tax liability on accumulated foreign earnings from non-current to current as of June 30, 2019. The current and long-term lease liabilities as of June 30, 2019 in the tables above relate to the lease obligations recorded as a result of the adoption of ASC 842, Leases, during 2019.
Note 4. Stockholders’ Deficit
Effective February 7, 2019, the Company’s Board of Directors authorized the repurchase of the Company’s common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the Company’s share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2019, the Company repurchased 0.9 million and 1.9 million shares of its common stock, respectively, at an average stock price of $195.27 and $182.10, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2019 was $175.0 million and $349.9 million, respectively. As of June 30, 2019, there was approximately $716.1 million remaining available for future share repurchases under the share repurchase program.

During the six months ended June 30, 2019, the Company placed 0.2 million shares, at an average stock price of $177.41, and for an aggregate cost of $34.6 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 234.4 million shares of its common stock for an aggregate cost of $9.80 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Weighted-average shares of common stock outstanding	118,965	113,936	119,359	105,639
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	—	8,776	—	17,178
Unvested RSUs and ESPP	396	488	478	582
Shares used to compute diluted earnings per share	119,361	123,200	119,837	123,399

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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
U.S.	$191,848	$187,818	$384,003	$373,001
EMEA	51,595	53,367	103,741	106,784
China	29,448	26,550	57,690	52,408
Other	33,398	34,717	67,263	69,547
Total revenues	$306,289	$302,452	$612,697	$601,740

Revenues for the Company’s Registry Services business are attributed to the country of domicile and the respective regions in which registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenues for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues for each region may also be impacted by registrars domiciled in one region, registering domain names in another region.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2019 was primarily driven by amounts billed in the first half of 2019 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $488.8 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of June 30, 2019 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cost of revenues	$1,741	$1,818	$3,339	$3,428
Sales and marketing	1,019	1,494	2,002	2,942
Research and development	1,642	1,688	3,231	3,409
General and administrative	8,753	8,298	17,045	16,497
Total stock-based compensation expense	$13,155	$13,298	$25,617	$26,276

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
RSUs	$9,059	$9,406	$17,668	$18,693
Performance-based RSUs	3,294	3,360	6,332	6,473
ESPP	1,270	1,059	2,441	2,109
Capitalization (included in Property and equipment, net)	(468)	(527)	(824)	(999)
Total stock-based compensation expense	$13,155	$13,298	$25,617	$26,276

Note 8. Debt and Interest Expense
The following table presents the components of the Company’s Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,766	$43,532	$43,531
Contractual interest on Subordinated Convertible Debentures	—	5,067	—	20,015
Amortization of debt discount on Subordinated Convertible Debentures	—	1,075	—	4,236
Amortization of debt issuance costs and other interest expense	869	884	1,734	1,798
Total interest expense	$22,635	$28,792	$45,266	$69,580

The Company settled its Subordinated Convertible Debentures in May 2018.

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$7,228	$6,583	$14,588	$14,071
Transition services income	4,050	—	8,100	—
Loss on extinguishment of Subordinated Convertible Debentures	—	(6,554)	—	(6,554)
Other, net	158	631	951	947
Total non-operating income, net	$11,436	$660	$23,639	$8,464

During the three and six months ended June 30, 2019, the Company recognized $4.1 million and $8.1 million, respectively, of income from the transition services provided to Neustar in connection with the sale of customer contracts of the Security Services business. In the second quarter of 2018, the Company recognized a $6.6 million loss on the extinguishment of the Subordinated Convertible Debentures.
Note 10. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax expense	$42,960	$36,527	$70,257	$54,699
Effective tax rate	23%	22%	18%	17%

The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. Additionally, income tax expense for the six months ended June 30, 2019 was reduced by $12.7 million of excess tax benefits related to stock-based compensation. Income tax expense for the six months ended June 30, 2018 was reduced by $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the 2017 Tax Cuts and Jobs Act (“Tax Act”), and $6.0 million of excess tax benefits related to stock-based compensation.
During the six months ended June 30, 2019, the Company completed the repatriation of $249.0 million of cash held by foreign subsidiaries, net of $13.1 million of foreign withholding taxes which were previously accrued in 2018.

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
As of June 30, 2019, we had 156.1 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), competition from, and the continued introduction of, new generic top-level domains (“gTLDs”), and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $306.3 million and $612.7 million during the three and six months ended June 30, 2019, an increase of 1% and 2%, respectively, compared to the same periods in 2018.

•	We recorded operating income of $201.7 million and $401.9 million during the three and six months ended June 30, 2019, an increase of 4% and 6%, respectively, compared to the same periods in 2018.

•
As of June 30, 2019, we had 156.1 million .com and .net registrations in the domain name base, which represents a 4% increase from June 30, 2018, and a net increase of 1.3 million domain name registrations from March 31, 2019.

•	During the three months ended June 30, 2019, we processed 10.3 million new domain name registrations for .com and .net compared to 9.6 million for the same period in 2018.

•
The final .com and .net renewal rate for the first quarter of 2019 was 75.0% compared to 75.3% for the first quarter of 2018. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended June 30, 2019, we repurchased 0.9 million shares of our common stock for an aggregate cost of $175.0 million. As of June 30, 2019, there was approximately $716.1 million remaining available for future share repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $352.2 million during the six months ended June 30, 2019, compared to $291.8 million for the same period in 2018.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.4	15.7	14.6	15.9
Sales and marketing	4.0	5.5	3.7	5.6
Research and development	4.9	4.5	5.1	4.8
General and administrative	10.8	10.5	11.0	10.8
Total costs and expenses	34.1	36.2	34.4	37.1
Operating income	65.9	63.8	65.6	62.9
Interest expense	(7.4)	(9.5)	(7.4)	(11.6)
Non-operating income, net	3.7	0.2	3.9	1.4
Income before income taxes	62.2	54.5	62.1	52.7
Income tax expense	(14.0)	(12.1)	(11.5)	(9.1)
Net income	48.2%	42.4%	50.6%	43.6%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the Department of Commerce (“DOC”). New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, we entered into an agreement with the DOC to amend the Cooperative Agreement. The amendment extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased without further DOC approval by up to 7% in each of the final four years of each 6-year period beginning on October 26, 2018. We increased the annual fee for a .net domain name registration from $8.20 to $9.02 on February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.

A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Revenues	$306,289	1%	$302,452	$612,697	2%	$601,740
The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2019	% Change	June 30, 2018
.com and .net domain name registrations in the domain name base	156.1 million	4%	149.7 million
Revenues increased by $3.8 million and $11.0 million during the three and six months ended June 30, 2019, respectively, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, partially offset by the decrease in revenues from the Security Services business as customers terminated or consented to the assignment of their contracts to Neustar. The increase in revenues from the .com and .net TLDs was driven by a 5% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2018, partially offset by a 4% decline in the domain name base for .net.
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
We expect revenues will remain consistent in the remainder of 2019 compared to the six months ended June 30, 2019, as a result of continued growth in the aggregate number of .com domain names, offset by a decline in revenues from the Security Services business as the remaining customers terminate or consent to the assignment of their contracts to Neustar.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
U.S.	$191,848	2%	$187,818	$384,003	3%	$373,001
EMEA	51,595	(3)%	53,367	103,741	(3)%	106,784
China	29,448	11%	26,550	57,690	10%	52,408
Other	33,398	(4)%	34,717	67,263	(3)%	69,547
Total revenues	$306,289		$302,452	612,697		601,740
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three and six months ended June 30, 2019, the majority of our revenue growth has come from increased sales to registrars based in the U.S. and China.
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

A comparison of Cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Cost of revenues	$44,066	(7)%	$47,365	$89,570	(6)%	$95,517
Cost of revenues decreased by $3.3 million during the three months ended June 30, 2019, compared to the same period last year, primarily due to a $1.8 million decrease in telecommunications expenses as a result of lower costs to support our operations.
Cost of revenues decreased by $5.9 million during the six months ended June 30, 2019, compared to the same period last year, primarily due to decreases in telecommunications expenses and salary and employee benefits expenses. Telecommunications expenses decreased by $3.1 million as a result of lower costs to support our operations. Salary and benefits expenses decreased by $2.2 million due to a reduction in average headcount.
We expect Cost of revenues as a percentage of revenues to increase slightly during the remainder of 2019 compared to the six months ended June 30, 2019 primarily due to costs related to infrastructure projects.
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
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Sales and marketing	$12,399	(25)%	$16,569	$22,918	(32)%	$33,844
Sales and marketing expenses decreased by $4.2 million during the three months ended June 30, 2019, compared to the same period last year, primarily due to a $2.1 million decrease in salary and employee benefits expenses as a result of a reduction in average headcount primarily affecting employees supporting the Security Services business.
Sales and marketing expenses decreased by $10.9 million during the six months ended June 30, 2019, compared to the same period last year, primarily due to decreases in salary and employee benefits expenses, advertising and marketing expenses and allocated overhead expenses. Salary and employee benefits expenses decreased by $4.6 million due to a reduction in average headcount primarily affecting employees supporting the Security Services business. Advertising and marketing expenses decreased by $3.1 million as we executed fewer marketing activities and campaigns. Allocated overhead expenses decreased by $1.6 million primarily due to a decrease in average headcount relative to other cost types.
We expect Sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2019, compared to the six months ended June 30, 2019, as we execute more advertising and marketing campaigns.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Research and development	$14,953	9%	$13,755	$31,085	7%	$29,130
Research and development expenses increased by $1.2 million during the three months ended June 30, 2019, compared to the same period last year, due to a combination of individually insignificant factors.

Research and development expenses increased by $2.0 million during the six months ended June 30, 2019, compared to the same period last year, due to a combination of individually insignificant factors.
We expect Research and development expenses as a percentage of revenues to remain consistent during the remainder of 2019 compared to the six months ended June 30, 2019.
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
A comparison of General and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
General and administrative	$33,178	4%	$31,753	$67,179	4%	$64,820
General and administrative expenses increased by $1.4 million during the three months ended June 30, 2019, compared to the same period last year, due to a combination of individually insignificant factors.
General and administrative expenses increased by $2.4 million during the six months ended June 30, 2019, compared to the same period last year, due to a combination of individually insignificant factors.
We expect General and administrative expenses as a percentage of revenues to increase slightly during the remainder of 2019 compared to the six months ended June 30, 2019 due to the timing of certain projects and an increase in infrastructure and security related expenses.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,766	$43,532	$43,531
Contractual interest on Subordinated Convertible Debentures	—	5,067	—	20,015
Amortization of debt discount on Subordinated Convertible Debentures	—	1,075	—	4,236
Amortization of debt issuance costs and other interest expense	869	884	1,734	1,798
Total interest expense	$22,635	$28,792	$45,266	$69,580
There was no contractual interest or amortization of debt discount on the Subordinated Convertible Debentures in the three and six months ended June 30, 2019 due to the settlement of the outstanding convertible debentures in May 2018.
We expect Interest expense to remain consistent during the remainder of 2019 compared to the six months ended June 30, 2019.

Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$7,228	$6,583	$14,588	$14,071
Transition services income	4,050	—	8,100	—
Loss on extinguishment of Subordinated Convertible Debentures	—	(6,554)	—	(6,554)
Other, net	158	631	951	947
Total non-operating income, net	$11,436	$660	$23,639	$8,464
Non-operating income, net, increased in the three and six months ended June 30, 2019 due to income from the transition services provided to Neustar in 2019 in connection with the sale of customer contracts of our Security Services business in 2018 and the loss on extinguishment of the Subordinated Convertible Debentures which was recognized in the second quarter of 2018.
Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax expense	$42,960	$36,527	$70,257	$54,699
Effective tax rate	23%	22%	18%	17%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. Additionally, income tax expense for the six months ended June 30, 2019 was reduced by $12.7 million of excess tax benefits related to stock-based compensation, and income tax expense for the six months ended June 30, 2018 was reduced by $12.1 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, and $6.0 million of excess tax benefits related to stock-based compensation.
Liquidity and Capital Resources

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$751,580	$357,415
Marketable securities	473,362	912,254
Total	$1,224,942	$1,269,669
As of June 30, 2019, our principal source of liquidity was $751.6 million of cash and cash equivalents and $473.4 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of June 30, 2019, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2019, we completed the previously disclosed repatriation of $249.0 million of cash held by foreign subsidiaries, net of $13.1 million of foreign withholding taxes which were accrued during 2018. As of June 30, 2019, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $643.2 million.

During the three months ended June 30, 2019, we repurchased 0.9 million shares of our common stock for an aggregate cost of $175.0 million. As of June 30, 2019, there was approximately $716.1 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of June 30, 2019, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of 4.625% senior unsecured notes due 2023. As of June 30, 2019, there were no borrowings outstanding under our $200.0 million unsecured revolving credit facility that will expire in 2020.
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
In summary, our cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$352,175	$291,806
Net cash provided by investing activities	418,062	1,023,144
Net cash used in financing activities	(376,279)	(1,523,795)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	243	(590)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$394,201	$(209,435)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2019, compared to the same period last year, primarily due to decreases in cash paid for interest on our debt obligations, for income taxes, and to suppliers and employees and an increase in cash collected from customers. The decrease in cash paid for interest on our debt obligations was primarily due to the settlement of our Subordinated Convertible Debentures in May 2018. The decrease in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion cash held by foreign subsidiaries to the U.S. in the first quarter of 2018. Cash paid to suppliers and employees decreased due to lower operating expenses. Cash received from customers increased primarily due to higher domain name registrations and renewals.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment and proceeds from the sale of businesses.
Cash provided by investing activities decreased in the six months ended June 30, 2019, compared to the same period last year, primarily due to a decrease in proceeds from sales and maturities of marketable securities, net of purchases, and an increase in payments to Neustar related to the sale of the customer contracts of the Security Services business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, debt repayments, proceeds from borrowings, and our employee stock purchase plan.
Net cash used in financing activities decreased during the six months ended June 30, 2019, compared to the same period last year, primarily due to the repayment of the principal amount of the Subordinated Convertible Debentures during the second quarter of 2018, partially offset by an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We are parties to (i) a Cooperative Agreement, as amended, with the DOC with respect to the .com gTLD and (ii) Registry Agreements with ICANN with respect to the .com, .net, .name, and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from our Registry Services business, limitations and obligations in, or changes or challenges to, these agreements, particularly the agreements that involve .com and .net, could have a material adverse impact on our business. Certain competing registries, such as the ccTLDs, are not subject to the same limitations or obligations that we are subject to in our agreements. Verisign and the DOC entered into Amendment 35 to the Cooperative Agreement on October 26, 2018, which, among other things, extends the term of the Cooperative Agreement through November 30, 2024. As amended by Amendment 35, the Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal within 120 days prior to the end of the then-current term. Further changes to the Cooperative Agreement require the mutual agreement of the DOC and the Company.
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
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations and cash flows, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register and who can distribute domain names, online gambling, counterfeit goods, and intellectual property violations such as cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cybersecurity may impose significant additional costs on our business or subject us to additional liabilities.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy, as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and that we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Maintainer System, the TLD name servers and the TLD zone files that we operate are critical to our Registry Services operations. Therefore, attacks against third-party suppliers that provide services to our Registry Services operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, that was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
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
The internet is governed under a multi-stakeholder model comprising civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments, including the U.S. government, academia, non-governmental organizations and international organizations.
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
For example, DNSSEC enabled in the root zone and at other levels of the DNS requires new preventative maintenance, including root key signing key (“KSK”) rollover, necessitating functions and complex operational practices that did not exist prior to the introduction of DNSSEC. Any failure by us, ICANN, external DNS vendors and service providers, or other relying parties to comply with stated practices, such as those outlined in relevant DNSSEC Practice Statements and internet standards, introduces risk to DNSSEC relying parties and other internet users and consumers of the DNS, which could have a material adverse impact on our business. In particular, because root KSK rollover involves updates to the KSK public key (the “Trust Anchor”) and private key pair managed by ICANN’s Public Technical Identifiers (PTI) operation; to the root zone DNSSEC records published by us in our role as Root Zone Maintainer; and to corresponding Trust Anchor configurations maintained by external DNS vendors and service providers’ DNSSEC-aware implementations, if such external parties are not adequately prepared for and/or do not appropriately effectuate root key updates, any root KSK rollover, including the initial rollover that occurred on October 11, 2018 at ICANN’s direction, may introduce substantial risk to relying parties. Even where we have correctly implemented our key updates, we could face potential legal claims and reputational harm if the failures described occur.
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
Some domain name registrants use a domain name to access or disseminate information, conduct e-commerce, and develop an online identity. Currently, internet users often navigate to a website either by directly typing its domain name into a web browser, the use of an app on their smart phone or mobile device, the use of a voice recognition technology such as Alexa, Cortana, Google Assistant, or Siri, or through the use of a search engine. If (i) web browser or internet search technologies were to change significantly; (ii) internet users’ preferences or practices shift away from recognizing and relying on web addresses for navigation through the use of new and existing technologies; (iii) internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; (iv) internet users were to significantly decrease the use of domain names to develop and protect their online identity; or (v) internet users were to increasingly use third-level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names in our TLDs could decrease. This may trigger current or prospective customers and parties in our target markets to reevaluate their need for registration or renewal of domain names.
Some domain name registrars and registrants seek to generate revenues through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have adversely affected and may continue to adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites and provide less pay-per-click compensation for certain types of websites. This has reportedly made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
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
We seek to serve many new, developing and emerging markets in foreign countries to grow our business. These markets are rapidly evolving, and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance or adoption of our services in these markets include the following:

•	regional internet infrastructure development, expansion, penetration and adoption;

•	market acceptance and adoption of substitute products and services that enable online presence without a domain, including social media, e-commerce platforms, website builders and mobile applications;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular, the use of mobile applications as the primary engagement mechanism for navigating the internet;

•	increasing cyber threats;

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
We also license externally-developed technology that is used in some of our products and services to perform key functions. These externally-developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our Registry Services business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
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
The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, and a new tax regime for foreign earnings. However, the new U.S. taxes on accumulated and future foreign earnings, limited remaining carried forward net operating losses and tax credits to reduce taxable income, other adverse changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and our future cash taxes may increase, even significantly, compared to recent or historical trends, which could adversely impact our financial condition and cash flows. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”) or be subject to trade or tax retaliation by other countries. Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, WTO or other countries, they could adversely impact our financial condition, results of operations and cash flows.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of June 30, 2019, we had $1.23 billion in cash, cash equivalents, marketable securities and restricted cash, of which $473.4 million was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 - 30, 2019	310	$188.08	310	$832.8	million
May 1 - 31, 2019	313	$194.95	313	$771.6	million
June 1 - 30, 2019	273	$203.83	273	$716.1	million
	896		896
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
ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL (“iXBRL”) document.				X

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

VERISIGN, INC.

Date: July 25, 2019	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 25, 2019	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer