Form 10-Q
period 2019-09-30
VERISIGN INC/CA
filed 2019-10-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 18, 2019
Common stock, $0.001 par value per share	117,409,010

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$109,288	$357,415
Marketable securities	1,120,723	912,254
Other current assets	68,135	47,365
Total current assets	1,298,146	1,317,034
Property and equipment, net	250,159	253,905
Goodwill	52,527	52,527
Deferred tax assets	100,564	104,992
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	40,334	41,046
Total long-term assets	588,584	597,470
Total assets	$1,886,730	$1,914,504
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$200,361	$215,208
Deferred revenues	760,517	732,382
Total current liabilities	960,878	947,590
Long-term deferred revenues	281,735	285,720
Senior notes	1,786,935	1,785,047
Long-term tax and other liabilities	309,101	281,621
Total long-term liabilities	2,377,771	2,352,388
Total liabilities	3,338,649	3,299,978
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 353,084 at September 30, 2019 and 352,325 at December 31, 2018; Outstanding shares: 117,705 at September 30, 2019 and 120,037 at December 31, 2018	353	352
Additional paid-in capital	15,175,962	15,706,774
Accumulated deficit	(16,625,815)	(17,089,789)
Accumulated other comprehensive loss	(2,419)	(2,811)
Total stockholders’ deficit	(1,451,919)	(1,385,474)
Total liabilities and stockholders’ deficit	$1,886,730	$1,914,504

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$308,421	$305,777	$921,118	$907,517
Costs and expenses:
Cost of revenues	44,443	48,249	134,013	143,766
Sales and marketing	9,857	13,868	32,775	47,712
Research and development	14,619	13,712	45,704	42,842
General and administrative	33,886	34,951	101,065	99,771
Total costs and expenses	102,805	110,780	313,557	334,091
Operating income	205,616	194,997	607,561	573,426
Interest expense	(22,633)	(22,631)	(67,899)	(92,211)
Non-operating income, net	10,498	5,935	34,137	14,399
Income before income taxes	193,481	178,301	573,799	495,614
Income tax expense	(39,568)	(40,621)	(109,825)	(95,320)
Net income	153,913	137,680	463,974	400,294
Other comprehensive income (loss)	308	(322)	392	(62)
Comprehensive income	$154,221	$137,358	$464,366	$400,232

Earnings per share:
Basic	$1.30	$1.13	$3.90	$3.60
Diluted	$1.30	$1.13	$3.89	$3.25
Shares used to compute earnings per share
Basic	118,194	121,682	118,966	111,046
Diluted	118,569	122,261	119,410	123,079
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except par value)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders’ deficit, beginning of period	$(1,425,167)	$(1,380,989)	$(1,385,474)	$(1,260,271)

Common stock
Beginning balance	353	352	352	325
Conversion of Subordinated Convertible Debentures	—	—	—	26
Issuance of common stock under stock plans	—	—	1	1
Balance, end of period:	353	352	353	352

Additional paid-in capital
Beginning balance	15,356,935	16,031,004	15,706,774	16,437,135
Conversion of Subordinated Convertible Debentures	—	—	—	(159,618)
Stock-based compensation expense	13,081	15,710	39,522	42,985
Issuance of common stock under stock plans	4,899	5,026	13,151	12,835
Repurchase of common stock	(198,953)	(178,206)	(583,485)	(459,803)
Balance, end of period	15,175,962	15,873,534	15,175,962	15,873,534

Accumulated deficit
Beginning balance	(16,779,728)	(17,409,664)	(17,089,789)	(17,694,790)
Net income	153,913	137,680	463,974	400,294
Cumulative adjustment upon adoption of ASU 2014-09	—	—	—	22,512
Balance, end of period	(16,625,815)	(17,271,984)	(16,625,815)	(17,271,984)

Accumulated other comprehensive loss
Beginning balance	(2,727)	(2,681)	(2,811)	(2,941)
Other comprehensive income (loss)	308	(322)	392	(62)
Balance, end of period	(2,419)	(3,003)	(2,419)	(3,003)

Total stockholders’ deficit, end of period	$(1,451,919)	$(1,401,101)	$(1,451,919)	$(1,401,101)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$463,974	$400,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	34,327	36,450
Stock-based compensation	38,237	41,406
Amortization of discount on investments in debt securities	(10,271)	(12,746)
Other, net	2,126	14,752
Changes in operating assets and liabilities:
Other assets	(12,123)	(6,917)
Accounts payable and accrued liabilities	(7,110)	(29,478)
Deferred revenues	24,563	24,844
Net deferred income taxes and other long-term tax liabilities	26,571	10,662
Net cash provided by operating activities	560,294	479,267
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,523,862	3,081,702
Purchases of marketable securities	(1,721,661)	(2,067,498)
Purchases of property and equipment	(31,498)	(29,597)
Other investing activities	(8,530)	(160)
Net cash (used in) provided by investing activities	(237,827)	984,447
Cash flows from financing activities:
Repayment of principal on subordinated convertible debentures	—	(1,250,009)
Proceeds from employee stock purchase plan	13,152	12,836
Repurchases of common stock	(583,485)	(459,803)
Net cash used in financing activities	(570,333)	(1,696,976)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(208)	(985)
Net decrease in cash, cash equivalents, and restricted cash	(248,074)	(234,247)
Cash, cash equivalents, and restricted cash at beginning of period	366,753	475,139
Cash, cash equivalents, and restricted cash at end of period	$118,679	$240,892
Supplemental cash flow disclosures:
Cash paid for interest	$57,074	$87,184
Cash paid for income taxes, net of refunds received	$75,197	$84,433
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
Note 2.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash	$28,119	$37,190
Time deposits	4,884	3,810
Money market funds (Level 1)	85,676	120,832
Debt securities issued by the U.S. Treasury (Level 1)	1,120,723	1,117,175
Total	$1,239,402	$1,279,007

Cash and cash equivalents	$109,288	$357,415
Restricted cash (included in Other long-term assets)	9,391	9,338
Total Cash, cash equivalents, and restricted cash	118,679	366,753
Marketable securities	1,120,723	912,254
Total	$1,239,402	$1,279,007

The fair value of the debt securities held as of September 30, 2019 was $1.12 billion, including $0.4 million of gross and net unrealized gains. All of the debt securities held as of September 30, 2019 are scheduled to mature in less than one year.
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

The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2019, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023, 2025, and 2027 were $763.8 million, $546.9 million, and $577.8 million, respectively, as of September 30, 2019. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Prepaid registry fees	$21,770	$20,696
Prepaid expenses	22,029	14,109
Contingent consideration receivable	14,721	—
Accounts receivable, net	4,142	6,029
Income taxes receivable	3,989	4,451
Other	1,484	2,080
Total other current assets	$68,135	$47,365

Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Restricted cash	$9,391	$9,338
Operating lease right-of-use asset	10,388	—
Long-term prepaid registry fees	7,800	7,779
Other tax receivable	5,673	5,673
Contingent consideration receivable	—	14,721
Other	7,082	3,535
Total other long-term assets	$40,334	$41,046

As a result of the adoption of ASC 842, Leases, in 2019, the Company recorded right-of-use assets for operating leases of $10.4 million as of September 30, 2019. The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of September 30, 2019 reflects amortization of $8.7 million and $25.8 million during the three and nine months ended September 30, 2019 which was recorded in Cost of Revenues.
The contingent consideration receivable in the tables above related to the estimated amount due from Neustar, Inc. (“Neustar”) in the first quarter of 2020, was reclassified from Other long-term assets as of December 31, 2018 to Other current assets as of September 30, 2019.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accounts payable	$4,849	$10,445
Customer deposits, net	59,778	57,025
Accrued employee compensation	36,199	54,746
Interest payable	33,021	24,318
Taxes payable and other tax liabilities	26,927	18,961
Accrued registry fees	11,857	11,029
Payables to buyer	1,641	9,875
Current operating lease liability	4,981	—
Other accrued liabilities	21,108	28,809
Total accounts payable and accrued liabilities	$200,361	$215,208

Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. The balance of customer deposits can fluctuate significantly due to the timing of payments from large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2018, was paid during the nine months ended September 30, 2019. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance. Payables to buyer relate to amounts due to Neustar for estimated collections from Security Services customers of any billings after the closing date and until the customer contracts are assigned to Neustar. Other liabilities include amounts payable to registrars related to rebates and marketing programs as well as other miscellaneous liabilities. These amounts may vary from period to period due to the timing of payments.
Long-term tax and other liabilities

	September 30,	December 31,
	2019	2018
	(In thousands)
Long-term tax liabilities	$303,764	$281,621
Long-term operating lease liability	5,337	—
Long-term tax and other liabilities	$309,101	$281,621

Long-term tax liabilities as of September 30, 2019 reflects the reclassification of unrecognized tax benefits during the nine months ended September 30, 2019, as deferred tax assets related to tax credits and loss carryforwards are no longer available to offset the liabilities. This was partially offset by a $7.9 million reclassification of a portion of the transition tax liability on accumulated foreign earnings from non-current to current as of September 30, 2019. The current and long-term lease liabilities as of September 30, 2019 in the tables above relate to the lease obligations recorded as a result of the adoption of ASC 842, Leases, during 2019.
Note 4. Stockholders’ Deficit
Effective February 7, 2019, the Company’s Board of Directors authorized the repurchase of the Company’s common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the Company’s share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program. The share repurchase program has no expiration date. Purchases made under the program can be made through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2019, the Company repurchased 1.0 million and 2.9 million shares of its common stock, respectively, at an average stock price of $204.13 and $189.39, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2019 was $194.0 million and $543.9 million, respectively. As of September 30, 2019, there was approximately $522.1 million remaining available for future share repurchases under the share repurchase program.

During the nine months ended September 30, 2019, the Company placed 0.2 million shares, at an average stock price of $180.43, and for an aggregate cost of $39.6 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 235.4 million shares of its common stock for an aggregate cost of $10.0 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Weighted-average shares of common stock outstanding	118,194	121,682	118,966	111,046
Weighted-average potential shares of common stock outstanding:
Conversion spread related to Subordinated Convertible Debentures	—	—	—	11,452
Unvested RSUs and ESPP	375	579	444	581
Shares used to compute diluted earnings per share	118,569	122,261	119,410	123,079

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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
U.S.	$193,392	$190,980	$577,395	$563,981
EMEA	51,480	53,047	155,221	159,831
China	30,647	27,094	88,337	79,502
Other	32,902	34,656	100,165	104,203
Total revenues	$308,421	$305,777	$921,118	$907,517

Revenues for the Company’s Registry Services business are attributed to the country of domicile and the respective regions in which registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenues for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Revenues in the U.S. and EMEA regions in particular, were impacted by the decrease in revenues from the Company’s Security Services business as customers terminated or consented to the assignment of their contracts to Neustar.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the nine months ended September 30, 2019 was primarily driven by amounts billed in nine months ended September 30, 2019 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $624.9 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period.

The balance of deferred revenues as of September 30, 2019 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.
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

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cost of revenues	$1,725	$1,755	$5,064	$5,183
Sales and marketing	864	1,451	2,866	4,393
Research and development	1,513	1,623	4,744	5,032
General and administrative	8,518	10,301	25,563	26,798
Total stock-based compensation expense	$12,620	$15,130	$38,237	$41,406

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
RSUs	$10,650	$10,817	$28,318	$29,510
Performance-based RSUs	1,222	3,875	7,554	10,348
ESPP	1,209	1,018	3,650	3,127
Capitalization (included in Property and equipment, net)	(461)	(580)	(1,285)	(1,579)
Total stock-based compensation expense	$12,620	$15,130	$38,237	$41,406

Note 8. Debt and Interest Expense
The following table presents the components of the Company’s Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,766	$65,298	$65,297
Contractual interest on Subordinated Convertible Debentures	—	—	—	20,015
Amortization of debt discount on Subordinated Convertible Debentures	—	—	—	4,236
Amortization of debt issuance costs and other interest expense	867	865	2,601	2,663
Total interest expense	$22,633	$22,631	$67,899	$92,211

The Company settled its Subordinated Convertible Debentures in May 2018.

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$6,457	$5,823	$21,045	$19,894
Transition services income	3,750	—	11,850	—
Loss on extinguishment of Subordinated Convertible Debentures	—	—	—	(6,554)
Other, net	291	112	1,242	1,059
Total non-operating income, net	$10,498	$5,935	$34,137	$14,399

During the three and nine months ended September 30, 2019, the Company recognized $3.8 million and $11.9 million, respectively, of income from the transition services provided to Neustar in connection with the sale of customer contracts of its Security Services business. In the second quarter of 2018, the Company recognized a $6.6 million loss on the extinguishment of the Subordinated Convertible Debentures.
Note 10. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax expense	$39,568	$40,621	$109,825	$95,320
Effective tax rate	20%	23%	19%	19%

The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. Additionally, income tax expense for the nine months ended September 30, 2019 was reduced by $14.6 million of excess tax benefits related to stock-based compensation. Income tax expense for the nine months ended September 30, 2018 was reduced by $12.6 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the 2017 Tax Cuts and Jobs Act (“Tax Act”), and $7.2 million of excess tax benefits related to stock-based compensation.
During the nine months ended September 30, 2019, the Company completed the repatriation of $249.0 million of cash held by foreign subsidiaries, net of $13.1 million of foreign withholding taxes which were previously accrued in 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2018 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about the rate of growth in revenues for the remainder of 2019 and our expectations about costs and expenses as a percentage of revenues for the remainder of 2019. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2019 and the 2018 Form 10-K, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
As of September 30, 2019, we had 157.4 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), competition from, and the continued introduction of, new generic top-level domains (“gTLDs”), and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $308.4 million and $921.1 million during the three and nine months ended September 30, 2019, an increase of 1% compared to the same periods in 2018.

•
We recorded operating income of $205.6 million and $607.6 million during the three and nine months ended September 30, 2019, an increase of 5% and 6%, respectively, compared to the same periods in 2018.

•
As of September 30, 2019, we had 157.4 million .com and .net registrations in the domain name base, which represents a 4% increase from September 30, 2018, and a net increase of 1.3 million domain name registrations from June 30, 2019.

•	During the three months ended September 30, 2019, we processed 9.9 million new domain name registrations for .com and .net compared to 9.5 million for the same period in 2018.

•
The final .com and .net renewal rate for the second quarter of 2019 was 74.2% compared to 75.0% for the second quarter of 2018. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended September 30, 2019, we repurchased 1.0 million shares of our common stock for an aggregate cost of $194.0 million. As of September 30, 2019, there was approximately $522.1 million remaining available for future share repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $560.3 million during the nine months ended September 30, 2019, compared to $479.3 million for the same period in 2018.
Pursuant to our agreements with ICANN, we make available on our website (at https://www.Verisign.com/zone) files containing all active domain names registered in the .com and .net registries. At the same website address, we make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The domain name base is the active zone plus the number of domain name registrations that are registered but not configured for use in the respective TLD zone file plus the number of domain name registrations that are in a client or server hold status. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain name registrations provided in this Quarterly Report on Form 10-Q are as of midnight of the date reported. Information available on, or accessible through, our website is not incorporated herein by reference.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.4	15.8	14.5	15.8
Sales and marketing	3.2	4.5	3.5	5.3
Research and development	4.7	4.5	5.0	4.7
General and administrative	11.0	11.4	11.0	11.0
Total costs and expenses	33.3	36.2	34.0	36.8
Operating income	66.7	63.8	66.0	63.2
Interest expense	(7.4)	(7.4)	(7.4)	(10.2)
Non-operating income, net	3.4	1.9	3.7	1.6
Income before income taxes	62.7	58.3	62.3	54.6
Income tax expense	(12.8)	(13.3)	(11.9)	(10.5)
Net income	49.9%	45.0%	50.4%	44.1%
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

A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Revenues	$308,421	1%	$305,777	$921,118	1%	$907,517
The following table compares the .com and .net domain name registrations in the domain name base:

	September 30, 2019	% Change	September 30, 2018
.com and .net domain name registrations in the domain name base	157.4 million	4%	151.7 million
Revenues increased by $2.6 million and $13.6 million during the three and nine months ended September 30, 2019, respectively, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, partially offset by the decrease in revenues from the Security Services business as customers terminated or consented to the assignment of their contracts to Neustar. The increase in revenues from the .com and .net TLDs was driven by a 5% increase in the domain name base for .com and the increase in the .net domain name registration fees in February 2018, partially offset by a 5% decline in the domain name base for .net.
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
We expect the rate of growth in revenues will remain consistent during the remainder of 2019 compared to the nine months ended September 30, 2019, as a result of continued growth in the aggregate number of .com domain names, offset by a decline in revenues from the Security Services business as the remaining customers terminate or consent to the assignment of their contracts to Neustar.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
U.S.	$193,392	1%	$190,980	$577,395	2%	$563,981
EMEA	51,480	(3)%	53,047	155,221	(3)%	159,831
China	30,647	13%	27,094	88,337	11%	79,502
Other	32,902	(5)%	34,656	100,165	(4)%	104,203
Total revenues	$308,421		$305,777	$921,118		$907,517
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three and nine months ended September 30, 2019, the majority of our revenue growth has come from increased sales to registrars based in the U.S. and China. Revenues in the U.S. and EMEA regions in particular, were impacted by the decrease in revenues from our Security Services business as customers terminated or consented to the assignment of their contracts to Neustar.

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
A comparison of Cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Cost of revenues	$44,443	(8)%	$48,249	$134,013	(7)%	$143,766
Cost of revenues decreased by $3.8 million during the three months ended September 30, 2019, compared to the same period last year, due in part to a decrease in expenses following the sale of the Security Services business.
Cost of revenues decreased by $9.8 million during the nine months ended September 30, 2019, compared to the same period last year, primarily due to decreases in telecommunications expenses, salary and employee benefits expenses, and depreciation expenses. Telecommunications expenses decreased by $4.4 million as a result of lower costs to support our operations. Salary and benefits expenses decreased by $3.8 million due to a reduction in average headcount primarily related to employees supporting the Security Services business. Depreciation expenses decreased by $2.0 million as a result of a decrease in capital expenditures in recent years.
We expect Cost of revenues as a percentage of revenues to increase slightly during the remainder of 2019 compared to the nine months ended September 30, 2019 primarily due to costs related to infrastructure projects.
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
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Sales and marketing	$9,857	(29)%	$13,868	$32,775	(31)%	$47,712
Sales and marketing expenses decreased by $4.0 million during the three months ended September 30, 2019, compared to the same period last year, primarily due to a $2.1 million decrease in salary and employee benefits expenses as a result of a reduction in average headcount primarily affecting employees supporting the Security Services business.
Sales and marketing expenses decreased by $14.9 million during the nine months ended September 30, 2019, compared to the same period last year, primarily due to decreases in salary and employee benefits expenses, advertising and marketing expenses and allocated overhead expenses. Salary and employee benefits expenses decreased by $6.7 million due to a reduction in average headcount primarily affecting employees supporting the Security Services business. Advertising and marketing expenses decreased by $3.6 million as we executed fewer marketing activities and campaigns. Allocated overhead expenses decreased by $2.2 million primarily due to a decrease in average headcount relative to other cost types.
We expect Sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2019, compared to the nine months ended September 30, 2019, as we execute more advertising and marketing campaigns.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.

A comparison of Research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
Research and development	$14,619	7%	$13,712	$45,704	7%	$42,842
Research and development expenses increased by $0.9 million during the three months ended September 30, 2019, compared to the same period last year, due to a combination of individually insignificant factors.
Research and development expenses increased by $2.9 million during the nine months ended September 30, 2019, compared to the same period last year, due to a $2.0 million decrease in capitalized labor.
We expect Research and development expenses as a percentage of revenues to remain consistent during the remainder of 2019 compared to the nine months ended September 30, 2019.
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
A comparison of General and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	(Dollars in thousands)
General and administrative	$33,886	(3)%	$34,951	$101,065	1%	$99,771
General and administrative expenses decreased by $1.1 million during the three months ended September 30, 2019, compared to the same period last year, primarily due to a $1.8 million decrease in stock-based compensation expenses as a result of a decrease in the projected achievement level on certain performance-based RSU grants.
General and administrative expenses increased by $1.3 million during the nine months ended September 30, 2019, compared to the same period last year, primarily due to an increase in costs related to certain security initiatives.
We expect General and administrative expenses as a percentage of revenues to increase slightly during the remainder of 2019 compared to the nine months ended September 30, 2019 due to the timing of certain projects and an increase in infrastructure and security related expenses.
Interest expense
The following table presents the components of Interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$21,766	$21,766	$65,298	$65,297
Contractual interest on Subordinated Convertible Debentures	—	—	—	20,015
Amortization of debt discount on Subordinated Convertible Debentures	—	—	—	4,236
Amortization of debt issuance costs and other interest expense	867	865	2,601	2,663
Total interest expense	$22,633	$22,631	$67,899	$92,211
There was no contractual interest or amortization of debt discount on the Subordinated Convertible Debentures in the three and nine months ended September 30, 2019 due to the settlement of the outstanding convertible debentures in May 2018.
We expect Interest expense as a percentage of revenues to remain consistent during the remainder of 2019 compared to the nine months ended September 30, 2019.

Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$6,457	$5,823	$21,045	$19,894
Transition services income	3,750	—	11,850	—
Loss on extinguishment of Subordinated Convertible Debentures	—	—	—	(6,554)
Other, net	291	112	1,242	1,059
Total non-operating income, net	$10,498	$5,935	$34,137	$14,399
Non-operating income, net, increased in the three and nine months ended September 30, 2019 due to income from the transition services provided to Neustar in 2019 in connection with the sale of customer contracts of our Security Services business in 2018 and the loss on extinguishment of the Subordinated Convertible Debentures which was recognized in the second quarter of 2018.
Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax expense	$39,568	$40,621	$109,825	$95,320
Effective tax rate	20%	23%	19%	19%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. Additionally, income tax expense for the nine months ended September 30, 2019 was reduced by $14.6 million of excess tax benefits related to stock-based compensation. Income tax expense for the nine months ended September 30, 2018 was reduced by $12.6 million of tax benefits recognized related to changes to provisional amounts previously recognized for the impact of the Tax Act, and $7.2 million of excess tax benefits related to stock-based compensation.
Liquidity and Capital Resources

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$109,288	$357,415
Marketable securities	1,120,723	912,254
Total	$1,230,011	$1,269,669
As of September 30, 2019, our principal sources of liquidity were $109.3 million of cash and cash equivalents and $1.12 billion of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of September 30, 2019, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2019, we completed the previously disclosed repatriation of $249.0 million of cash held by foreign subsidiaries, net of $13.1 million of foreign withholding taxes which were accrued during 2018. As of September 30, 2019, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $719.5 million.

During the three months ended September 30, 2019, we repurchased 1.0 million shares of our common stock for an aggregate cost of $194.0 million. As of September 30, 2019, there was approximately $522.1 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of September 30, 2019, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of 4.625% senior unsecured notes due 2023. As of September 30, 2019, there were no borrowings outstanding under our $200.0 million unsecured revolving credit facility that will expire in 2020.
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
In summary, our cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$560,294	$479,267
Net cash (used in) provided by investing activities	(237,827)	984,447
Net cash used in financing activities	(570,333)	(1,696,976)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(208)	(985)
Net decrease in cash, cash equivalents, and restricted cash	$(248,074)	$(234,247)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the nine months ended September 30, 2019, compared to the same period last year, primarily due to an increase in cash collected from customers and decreases in cash paid for interest on our debt obligations, for income taxes, and to suppliers and employees. Cash received from customers increased primarily due to higher domain name registrations and renewals. The decrease in cash paid for interest on our debt obligations was primarily due to the settlement of our Subordinated Convertible Debentures in May 2018. The decrease in cash paid for income taxes was primarily due to the foreign withholding taxes paid on the repatriation of $1.15 billion cash held by foreign subsidiaries to the U.S. in the first quarter of 2018, partially offset by higher U.S. federal income tax payments in 2019. Cash paid to suppliers and employees decreased due to lower operating expenses.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.
We had net cash outflows from investing activities in the nine months ended September 30, 2019, compared to net cash inflows during the same period last year, primarily due to a decrease in proceeds from sales and maturities of marketable securities, net of purchases, and payments to Neustar for amounts collected from Security Services customers in connection with the sale of the customer contracts of our Security Services business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, debt repayments, and our employee stock purchase plan.
Net cash used in financing activities decreased during the nine months ended September 30, 2019, compared to the same period last year, primarily due to the repayment of the principal amount of the Subordinated Convertible Debentures during the second quarter of 2018, partially offset by an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As we previously disclosed, Afilias, a competitor and losing bidder in the .web auction, filed a form of arbitration proceeding against ICANN, an Independent Review Process (IRP) under ICANN’s bylaws, on November 14, 2018. Afilias alleges that the agreement between Verisign and Nu Dotco, LLC (NDC) pertaining to .web violated ICANN’s new gTLD Applicant Guidebook.  As a result, Afilias claims that ICANN had a duty to disqualify NDC’s bid and award .web to Afilias.  Afilias also claims that ICANN would violate its bylaws pertaining to competition by awarding .web to Verisign.  Afilias amended its IRP on March 21, 2019 in part to oppose Verisign’s and NDC’s participation in the IRP. A hearing was held on Verisign’s and NDC’s applications for participation and a ruling is expected in fourth quarter of 2019. We believe that Afilias’ claims regarding Verisign’s and NDC’s conduct are without merit and, if permitted to participate in the IRP, we intend to vigorously oppose Afilias’ claims.
We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our financial condition, results of operations, or cash flows. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

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
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and Temporary Policies. ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display Thick Whois data for .com and .net, although that Policy is scheduled to be reviewed by ICANN. In addition, ICANN has adopted a Temporary Specification that establishes temporary requirements for registry operators and registrars regarding the collection, display and disclosure of Thick Whois data pending ICANN’s establishment of a permanent Consensus Policy. The costs of complying or failing to comply with these policies as well as laws and regulations, such as General Data Protection Regulation (“GDPR”), regarding personal information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
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
We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, compute, storage, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where Company data is stored or processed, such measures cannot provide absolute security. Vulnerabilities in, and exploits leading to, breaches of our or our vendors’ technology, systems or services could expose us or our customers to a risk of outages, loss or misuse of Company data, including but not limited to sensitive personal information.
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
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks, including hacktivism, by miscreants or other nefarious actors;

•	computer viruses, software defects, or hardware defects, both in our systems and those of our service providers and suppliers;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks, unintentional mistakes or errors, and other events beyond our control;

•	risks inherent in or arising from the terms and conditions of our agreements with service providers to operate our networks and data centers;

•	interconnection and internet routing system vulnerabilities;

•	state suppression of internet operations; and

•	any failure to implement effective and timely remedial actions in response to any vulnerability, damage or interruption.
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
In addition, our Registry Services business and certain of our other services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have had periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages. In addition, if the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
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
As of September 30, 2019, we had $1.24 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.12 billion was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 - 31, 2019	279	$215.44	279	$656.0	million
August 1 - 31, 2019	291	$206.61	291	$595.8	million
September 1 - 30, 2019	380	$193.93	380	$522.1	million
	950		950
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
ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

VERISIGN, INC.

Date: October 24, 2019	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 24, 2019	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer