Form 10-K
period 2019-12-31
VERISIGN INC/CA
filed 2020-02-14
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☒    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2019, was $16.1 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 7, 2020: 116,417,738 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us”, and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
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

Services
We operate the authoritative directory of and/or the back-end systems for all .com, .net, .cc, .tv, .gov, .jobs, .edu and .name domain names, among others. Our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

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

Operations Infrastructure

Our operations infrastructure consists of three secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as more than 100 resolution sites around the world. Our domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the internet and a large number of other TLD queries, processing more than 192 billion queries daily. These secure data centers operate 24 hours a day, supporting our business units and services. The performance and scale of our infrastructure are critical for our business, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

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

•
Security:  We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. In addition, we employ firewalls and intrusion detection software, as well as proprietary security mechanisms at many points across our infrastructure. We perform recurring internal vulnerability testing and controls audits, and also contract with third-party security consultants who perform periodic penetration tests and security risk assessments on our systems. We have engineered resiliency and diversity into how we host classes of products throughout our set of interconnected sites to mitigate unknown vendor defects and zero-hour security vulnerabilities. This includes different physical security silos, which themselves are separated into bulkheads, and in which servers are located. Corporate networks are in their own physical silo. Thus, the corporate networks to which personnel directly connect are separated from the silos that house production services; administration of production gear from corporate systems must go through an internal, fortified intermediary; and account credentials used within the corporate networks are not used within the production silos, nor on the fortified systems.

•	Data Integrity: We employ both phased and systemic integrity validation operations via a number of proprietary mechanisms on all internal DNS publication operations.

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

Marketing, Sales and Distribution

We seek to expand our business through focused marketing campaigns and programs that target growth in the .com and .net domain name base, both domestically and in foreign markets. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We provide tools to be used by both registrars and end users to enable them to find relevant domain names. We have marketing and sales offices in several countries around the world.

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

Competition

We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration, establish an online presence, as well as other uses of domain names, such as branded email. In addition to the gTLDs and ccTLDs we operate or for which we provide back-end registry services, there are over 1,200 other operational gTLD registries, over 250 Latin script ccTLD registries, more than 50 IDN ccTLD registries, and over 90 IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, the introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage.

To the extent end-users navigate using search engines or social media, or transact on e-commerce platforms, as opposed to direct navigation, we face competition from search engines such as Google, Bing, Yahoo!, and Baidu, social media networks such as Facebook and WeChat, e-commerce platforms such as Amazon, eBay and Taobao, and microblogging tools such as Twitter. In addition, we face competition from these social media businesses and e-commerce platforms if they are used by businesses and individuals to establish an online presence rather than through the use of a domain name. Furthermore, to the extent end-users increase the use of web and mobile applications to locate and access content, we face competition from providers of such web and mobile applications.

New technologies and the expansion of existing technologies may increase competitive pressure. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers.

We compete with numerous companies that offer outsourced domain name registration, resolution and other DNS services to registries that require a reliable and scalable infrastructure. Among our competitors are Afilias plc, CentralNic Ltd., and Neustar, Inc.

Industry Regulation

The internet is governed under a multi-stakeholder model comprising civil society, the private sector including for-profit and not-for-profit organizations such as ICANN, governments including the U.S. government, academia, non-governmental organizations, and international organizations. ICANN plays a central coordination role in the multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. The multi-stakeholder process has and will continue to create policies, programs, and standards that directly or indirectly impact or affect our business. In addition, country-level regulations, such as those implemented by China, impose additional costs on our business, can affect the growth or renewal rates of domain name registrations, and may also affect our ability to do business. For example, under its internet domain name regulations, China’s Ministry of Industry and Information Technology awarded licenses for the continued operation of the .com and .net TLDs in China. These licenses must be renewed in 2022. Domestically and abroad, legislative and regulatory bodies continue to enhance and modify data privacy protections, which impact our collection and delivery of personal data as we provide our domain name registry services and could affect our costs of operation.

As the exclusive registry of domain names within the .com and .net gTLDs, we have entered into certain agreements with ICANN and, in the case of .com, the DOC under a Cooperative Agreement.

.com Registry Agreement

The extension of the .com Registry Agreement effective on October 20, 2016 provides that we will continue to be the sole registry operator for domain names in the .com gTLD through November 30, 2024. As part of the extension of the .com Registry Agreement, the Company and ICANN agreed to cooperate and negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. On January 3, 2020, the Company and ICANN announced that they reached a proposed agreement to amend the .com Registry Agreement (“Proposed .com Amendment”) and to enter into a new proposed framework for working together on initiatives related to the security, stability and resiliency of the DNS in the form of a binding Letter of Intent (“Proposed LOI”). Together, these agreements satisfy the requirements described above as part of the .com Registry Agreement extension. In conjunction with the public announcement, ICANN published the Proposed .com Amendment and Proposed LOI for public comment until February 14, 2020. Following the close of the comment period and review of the public comments, ICANN will prepare and publish a summary and analysis report. Thereafter, ICANN and Verisign will determine whether to enter into the Proposed .com Amendment and Proposed LOI.

The Proposed .com Amendment, among other items, incorporates the applicable terms of Amendment 35 to the Cooperative Agreement. Specifically, the Proposed .com Amendment would allow Verisign to increase the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name registration by up to 7% in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. The Proposed .com Amendment also clarifies that the restrictions on the. com Registry Agreement relating to vertical integration apply solely to the .com TLD.

The Proposed .com Amendment also clarifies that Verisign’s ability to increase prices by 7% over the previous year due to new ICANN specifications or polices adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”) or documented extraordinary expense may occur only in years where Verisign does not otherwise take the price increases described above. In addition, it sets forth additional obligations, including updated technical and reporting requirements that are similar to requirements in ICANN’s new gTLD base agreement.

The Proposed LOI formalizes a framework by which ICANN and the Company will work together to support additional enhancements to the security and stability of the DNS. The Proposed LOI provides that the Company will, make payments annually to ICANN totaling $20 million over five years, beginning on January 1, 2021, to support ICANN’s initiatives to preserve and enhance the security, stability and resiliency of the DNS, including root server system governance, mitigation of DNS security threats, promotion and/or facilitation of DNSSEC deployment, the mitigation of name collisions and research into the operation of the DNS. A material term of the Proposed LOI is a signed confirmation by an ICANN offer confirming that ICANN incurred costs in the amount of Verisign’s support payment during each period.

The .com Registry Agreement includes a number of obligations, including, on a quarterly basis, that we pay $0.25 to ICANN for each annual term of a domain name registered or renewed during such quarter. In addition, we are required to comply with and implement temporary specifications or policies (“Temporary Policies”) and Consensus Policies, as well as other provisions relating to registry operations.

The .com and .net Registry Agreements with ICANN contain a “presumptive” right of renewal upon the expiration of their current terms. ICANN could terminate or refuse to renew our .com and/or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. See “Risk Factors - Risks arising from our agreements governing our business could limit our ability to maintain or grow our business” in Part I, Item 1A of this Annual Report on Form 10-K for further information. Our .com and .net Registry Agreements contain obligations to provide access to our systems, restrictions on our ability to market and bundle our products and services, and restrictions on our ability to control our registrar channel or own a registrar. The .com and .net Registry Agreements also provide a procedure for Verisign to propose, and ICANN to review and approve, certain changes to registry services and requests by Verisign to offer additional registry services. The .com and .net Registry Agreements contain service level agreements for the availability of our DNS resolution services, our shared registration system, and our Whois services.
Cooperative Agreement
Verisign and the DOC entered into Amendment 35 of the Cooperative Agreement on October 26, 2018, which, among other items, extends the term of the Cooperative Agreement until November 30, 2024. The Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal 120 days prior to the end of the then-current term. Under Amendment 35, standard renewals of the .com Registry Agreement with ICANN will not require further DOC approval, although removal of, or any changes to the pricing section (other than as approved in Amendment 35), changes to the vertical integration provisions (other than the clarification approved in Amendment 35), changes to the security, stability and resiliency posture as reflected in the functional or performance specifications (including the SLAs), the conditions for renewal or termination, or to the Whois service (except as mandated by ICANN through Temporary or Consensus Policies), as set forth in the Amendment 35, would require further DOC approval. As was the case with prior amendments, the DOC’s approval of Amendment 35 was not intended to confer federal antitrust immunity on Verisign with respect to the .com Registry Agreement.
Under Amendment 35 to the Cooperative Agreement, the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name may be increased without further DOC approval by up to 7% in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. The changes to the Maximum Price under Amendment 35 are not effective until such price increases are incorporated in the .com Registry Agreement with ICANN through the Proposed .com Amendment. Further, we are entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement (and as may be further clarified in the Proposed .com Amendment), provided that we may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. The Cooperative Agreement further provides that we shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if we demonstrate to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC. Also, under Amendment 35, we clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain names. In addition, under Amendment 35, we have agreed to continue to operate the .com TLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS.

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
Intellectual Property
We rely on a combination of copyrighted software, trademarks, service marks, patents, trade secrets, know-how, restrictions on disclosure, and other methods to protect our proprietary assets. We also enter into confidentiality and/or intellectual property assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also control access to and distribution of proprietary documentation and other confidential information.
We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technologies. Additionally, we continue to file numerous patent applications with respect to certain of our technologies in the U.S. Patent and Trademark Office and internationally. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide sufficient protection of our technologies. We continue to focus on growing our patent portfolio and consider opportunities for its strategic use.

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

Our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our business and certain methodologies (many of which are patented or for which patent applications are pending) and technical expertise and proprietary know-how we use in both the design and implementation of our current and future registry services. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Some of the software and protocols used in our business are in the public domain or are otherwise available to our competitors, and some are based on open standards set by organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2019	2018	2017
Employee headcount by function:
Cost of revenues	259	281	288
Sales and marketing	71	84	133
Research and development	214	219	226
General and administrative	328	316	305
Total	872	900	952
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

Table of Contents

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 14, 2020:

Name	Age	Position
D. James Bidzos	64	Executive Chairman and Chief Executive Officer
Todd B. Strubbe	56	President and Chief Operating Officer
George E. Kilguss, III	59	Executive Vice President, Chief Financial Officer
Thomas C. Indelicarto	56	Executive Vice President, General Counsel and Secretary

D. James Bidzos has served as Executive Chairman since August 2009 and Chief Executive Officer since August 2011. He served as President from August 2011 to February 2020. He served as Executive Chairman and Chief Executive Officer on an interim basis from June 2008 to August 2009 and served as President from June 2008 to January 2009. He served as Chairman of the Board since August 2007 and from April 1995 to December 2001. He served as Vice Chairman of the Board from December 2001 to August 2007. Mr. Bidzos served as a director of VeriSign Japan from March 2008 to August 2010 and served as Representative Director of VeriSign Japan from March 2008 to September 2008. Mr. Bidzos served as Vice Chairman of RSA Security Inc., an internet identity and access management solution provider, from March 1999 to May 2002, and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.

Todd B. Strubbe has served as Chief Operating Officer since April 2015 and President since February 2020. From September 2009 to April 2015, he served as the President of the Unified Communications Business Segment for West Corporation, a provider of technology-driven communications services. Prior to this, he was a co-founder and Managing Partner of Arbor Capital, LLC. He has also served in executive leadership positions at First Data Corporation and CompuBank, N.A. and as an associate and then as an engagement manager with McKinsey & Company, Inc. He also served for five years as an infantry officer with the United States Army. Mr. Strubbe holds an M.B.A. degree from Harvard Business School and a B.S. degree from the United States Military Academy at West Point.
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

ITEM 1A.    RISK FACTORS
Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky. In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, our business, operating results, financial condition, reputation, cash flows or prospects can be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, cash flows and prospects. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K and in other filings we make with the SEC.
Risks arising from our agreements governing our business could limit our ability to maintain or grow our business.
We are parties to (i) a Cooperative Agreement, as amended, with the DOC with respect to the .com gTLD and (ii) Registry Agreements with ICANN with respect to the .com, .net, .name, and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from operation of these gTLDs, limitations and obligations in, or changes or challenges to, these agreements, particularly the agreements that involve .com and .net, could have a material adverse impact on our business. Certain competing registries, such as the ccTLDs, are not subject to the same limitations or obligations that we are subject to in our agreements. Verisign and the DOC entered into Amendment 35 to the Cooperative Agreement on October 26, 2018, which, among other things, extends the term of the Cooperative Agreement through November 30, 2024. As amended by Amendment 35, the Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal within 120 days prior to the end of the then-current term. Further changes to the Cooperative Agreement require the mutual agreement of the DOC and the Company.
Modifications or Amendments. In October 2016, the Company and ICANN entered into an amendment to extend the term of the .com Registry Agreement to November 30, 2024 (“First .com Amendment”). As part of the First .com Amendment, the Company and ICANN agreed to negotiate in good faith to amend the terms of the .com Registry Agreement: (i) by October 20, 2018, to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. On January 3, 2020, the Company and ICANN announced that they reached a proposed agreement to amend the .com Registry Agreement (“Proposed .com Amendment”) and to enter into a new proposed framework for working together on initiatives related to the security, stability and resiliency of the DNS in the form of a binding Letter of Intent (“Proposed LOI”). Together these agreements satisfy the requirements described as part of the First .com Amendment. In conjunction with the public announcement, ICANN published the Proposed .com Amendment and the Proposed LOI for public comment until February 14, 2020. Although we do not anticipate changes to these documents, we can provide no assurance that modifications will not be made in connection with the public comment process or otherwise. See the “Industry Regulation” section in Part I, Item 1 for further information.
Under the Cooperative Agreement, as amended by Amendment 35, standard renewals of the .com Registry Agreement will not require further DOC approval, although removal of, or any changes to the pricing section (other than as approved in Amendment 35), changes to the vertical integration provisions (other than the clarification approved in Amendment 35), changes to the security, stability and resiliency posture as reflected in the functional or performance specifications (including the SLAs), changes to the conditions for renewal or termination, or changes to the Whois service (other than such changes mandated by ICANN through temporary specifications or policies (“Temporary Policies”) and specifications or polices adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”)), as set forth in Amendment 35, the prior written approval of the DOC is required. We can provide no assurances that such approval would be provided.
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
Pricing. Under the terms of the Cooperative Agreement, as amended by Amendment 35, the Company and ICANN may agree to amend the terms of the .com Registry Agreement to permit the price of registrations or renewals of .com domain names to be increased by up to 7% per year in each of the final four years of each six-year period beginning on October 26, 2018. The Proposed .com Amendment would allow such price increases.

In addition, we are entitled to increase the price up to 7% due to the imposition of any new Consensus Policies or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS (“Extraordinary Expense”). The Proposed .com Amendment would clarify that Verisign’s ability to increase prices due to a Consensus Policy or Extraordinary Expense may occur only in years where Verisign does not take a price increase as described in the above paragraph. It is uncertain whether circumstances would arise that would permit a price increase due to a Consensus Policy or Extraordinary Expense, or if they do, whether we would seek to increase the price for .com domain name registrations for this reason.
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
Vertical integration. Under Amendment 35, the parties clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. This clarification is now set forth in the Proposed .com Amendment. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain name registrations. Historically, all gTLD registry operators were subject to a vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal for certain other registry operators. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. If we seek to become vertically integrated, except with respect to .com, it is uncertain whether approval to do so would be obtained under ICANN’s processes. Furthermore, even if we obtain such approval, we can provide no assurances that we will enter the domain name retail market, or that we will be successful if we choose to do so. If registry operators of other TLDs, including ccTLDs, are able to obtain competitive advantages through vertical integration, and we are not, it could materially harm our business.
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
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and Temporary Policies. ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that requires Verisign to receive and display Thick Whois data for .com and .net, although that Policy is scheduled to be reviewed by ICANN. In addition, ICANN has adopted an interim Consensus Policy that establishes temporary requirements for registry operators and registrars regarding the collection, display and disclosure of Thick Whois data pending ICANN’s establishment of a permanent Consensus Policy. The costs of complying or failing to comply with these policies as well as laws and regulations, such as General Data Protection Regulation (“GDPR”), regarding personal information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
Technical Standards and ICANN Processes. Our Registry Agreements with ICANN require Verisign to implement and comply with various technical standards and specifications published by the Internet Engineering Task Force (“IETF”). ICANN could impose requirements on us through changes to these IETF standards that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Any such changes to the IETF standards could have a material adverse effect on our business. In addition, under

Amendment 35, we have agreed to continue to operate the .com TLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS and under the Proposed LOI, we have agreed to work with the ICANN community to develop certain best practices and other commitments for the security, stability and resiliency of the DNS and the internet. Such policies and processes could expose us to compliance costs and substantial liability and result in costly and time-consuming investigations or litigation.
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
Undetected or unknown defects in our systems or services, security breaches including from vulnerabilities, defects in the technologies, components, and services in our supply chain, and Distributed Denial of Service (“DDoS”) attacks could expose us to liability and materially harm our business and reputation.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy, as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and that we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Maintainer System, the TLD name servers and the TLD zone files that we operate are critical to our operations. Therefore, attacks against third-party suppliers that provide services to our operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, that was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
We use externally developed technology, systems and services including both hardware and software, for a variety of purposes, including, without limitation, compute, storage, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where Company data is stored or processed, such measures cannot provide absolute security. While we strive to remediate known vulnerabilities on a timely basis, such vulnerabilities could be exploited before our remediation is effective and if so, could cause systems and service interruptions, data loss and other damages any of which could be materially harmful to our business. Vulnerabilities in, and exploits leading to, breaches of our or our vendors’ technology, systems or services could expose us or our customers to a risk of outages, loss or misuse of Company data, including but not limited to sensitive personal information.
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks have demonstrated that DDoS attacks continue to grow in size and sophistication and have an ability to widely disrupt internet services. Particularly since 2016, the size of DDoS attacks has grown rapidly, and we have successfully mitigated DDoS attacks during this time frame that are significantly larger than those we have historically experienced. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that are significant multiples of our normal transaction volume. Further, we are in the process of transitioning our security services customer contracts to Neustar. We will operate our DDoS protection services during this transition period. These DDoS protection services share some of the infrastructure used to protect our registry services business. Therefore the operation of such services might expose our critical infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any attacks directed specifically against us and our networks. Any new technologies or services used to replace or enhance existing or future DDoS and other attack mitigation capabilities may introduce risk that may not exist today in those environments and, if security incidents occur associated with those new technologies or services, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community.
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
Some domain name registrants use a domain name to access or disseminate information, conduct e-commerce, and develop an online identity. Currently, internet users often navigate to a website either by directly typing its domain name into a web browser, the use of an app on their smart phone or mobile device, the use of a voice recognition technology such as Alexa, Cortana, Google Assistant, or Siri, or through the use of a search engine. If (i) web browser or internet search technologies were to change significantly; (ii) internet users’ preferences or practices shift away from recognizing and relying on web addresses for navigation through the use of new and existing technologies; (iii) internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content; (iv) internet users were to significantly decrease the use of domain names to develop and protect their online identity; or (v) internet users were to increasingly use third-level domains or alternate identifiers, such as identifiers from social networking and microblogging sites, in each case the demand for domain names in our TLDs could decrease. This may trigger current or prospective customers and parties in our target markets to reevaluate their need for registration or renewal of domain names.
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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish an online presence. We have been designated as the registry operator for certain new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and developers of desktop and mobile device software may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs, but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
See the “Competition” section in Part I, Item 1 for further information.
We must establish and maintain strong relationships with registrars and their resellers to maintain their focus on marketing our products and services otherwise our business could be harmed.
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
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our owned data centers. In 2019, we began transitioning some of our data center operations to a leased data center facility. We are also updating our network architecture in several of our new and existing data centers. To the extent our data center facilities or the updated network architecture do not operate as expected, we could experience service interruptions or outages which could harm our business. Also, to the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for such interruptions.
In addition, our services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have had periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages. In addition, if the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
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
Our operating results may be adversely affected as a result of unfavorable market, economic, social, public health, and political conditions.
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
In addition, to the extent that the market, economic, social, public health, and political environment impacts specific industry and geographic sectors in which many end-users of our products and services are concentrated, such as China, that may have a disproportionate negative impact on our business.
Our international operations subject our business to additional economic, legal, regulatory and political risks that could have an adverse impact on our revenues and business.
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

•
economic tensions between governments and changes in international trade policies and/or the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	currency exchange rate fluctuations;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•
difficulty of verifying end-user information, including for the purposes of complying with the verification requirements of certain countries and with the economic and trade sanctions programs administered by OFAC;

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
We also license externally-developed technology that is used in some of our products and services to perform key functions. These externally-developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
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
The Organization for Economic Cooperation and Development (“OECD”) has released plans to issue a final report by the end of 2020 that will provide a long-term, multilateral proposal on the taxation of the digital economy. If this proposal is ultimately agreed to and implemented by the member states, there could be significant modifications in the way multinational corporations are taxed. In addition, some international tax jurisdictions have, or may, independently of the OECD, enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such proposals being adopted legislatively throughout the world and tax treaties being modified accordingly, any or all of these changes in tax policy for the digital economy could increase our taxes and adversely impact our financial condition, results of operations and cash flow.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of December 31, 2019, we had $1.23 billion in cash, cash equivalents, marketable securities and restricted cash, of which $709.9 million was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
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
As of December 31, 2019, we owned each of our significant properties, which include our corporate headquarters facility in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS
As we previously disclosed, Afilias, a competitor and losing bidder in the .web auction, filed a form of arbitration proceeding against ICANN, an Independent Review Process (IRP) under ICANN’s bylaws, on November 14, 2018. Afilias alleges that the agreement between Verisign and Nu Dotco, LLC (NDC) pertaining to .web violated ICANN’s new gTLD Applicant Guidebook.  As a result, Afilias claims that ICANN had a duty to disqualify NDC’s bid and award .web to Afilias.  Afilias also claims that ICANN would violate its bylaws pertaining to competition by awarding .web to Verisign.  Afilias amended its IRP on March 21, 2019 in part to oppose Verisign’s and NDC’s participation in the IRP. A hearing was held on Verisign’s and NDC’s applications for participation and, on February 12, 2020, the IRP Panel permitted Verisign and NDC to participate in aspects of the IRP. We believe that Afilias’ claims regarding Verisign’s and NDC’s conduct are without merit and we intend to vigorously oppose Afilias in this matter.
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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 7, 2020, there were 367 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2019	429	$184.83	429	$442.8	million
November 1 – 30, 2019	302	$188.04	302	$386.1	million
December 1 – 31, 2019	308	$190.04	308	$327.5	million
	1,039		1,039

(1)
Effective February 7, 2019, our Board authorized the repurchase of our common stock in the amount of approximately $602.9 million, in addition to the $397.1 million remaining available for repurchase under the previous share repurchase program, for a total repurchase authorization of up to $1.0 billion under the share repurchase program.

(2)
Effective February 6, 2020, our Board authorized the repurchase of our common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2014, and calculates the return annually through December 31, 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
VeriSign, Inc.	$100	$153	$133	$201	$260	$338
S&P 500 Index	$100	$101	$113	$138	$132	$174
S&P 500 Information Technology Index	$100	$106	$121	$167	$167	$251

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the last five fiscal years. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, to fully understand factors that may affect the comparability of the information presented below.

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015

Revenues	$1,232	$1,215	$1,165	$1,142	$1,059
Operating income	$806	$767	$708	$687	$606
Net income (1)	$612	$582	$457	$441	$375
Earnings per share:
Basic	$5.17	$5.13	$4.56	$4.12	$3.29
Diluted	$5.15	$4.75	$3.68	$3.42	$2.82
 ———————

(1)	Net income for 2018 includes a $52.0 million after-tax gain recognized in 2018 related to the sale of customer contracts of our security services business.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2019	2018	2017	2016	2015

Cash, cash equivalents and marketable securities (1) (2)	$1,218	$1,270	$2,415	$1,798	$1,915
Total assets (1) (2)	$1,854	$1,915	$2,941	$2,335	$2,358
Deferred revenues	$1,034	$1,018	$999	$976	$961
Subordinated convertible debentures, including contingent interest derivative (2)	$—	$—	$628	$630	$634
Long-term debt (1)	$1,788	$1,785	$1,783	$1,237	$1,235
——————

(1)
The increases in Cash, cash equivalents and marketable securities, Total assets and Long-term debt from 2016 to 2017 was due to the issuance of $550.0 million aggregate principal amount of 4.75% senior unsecured notes due 2027.

(2)
The decreases in Cash, cash equivalents and marketable securities, Total assets and Subordinated convertible debentures, including contingent interest derivative from 2017 to 2018 was due to the settlement of our subordinated convertible debentures in 2018.

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
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and  2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
As of December 31, 2019, we had approximately 158.8 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, the introduction of new gTLDs, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2019 Business Highlights and Trends

•	We recorded revenues of $1,231.7 million in 2019, which represents an increase of 1% compared to 2018.

•	We recorded operating income of $806.1 million during 2019, which represents an increase of 5% as compared to 2018.

•	We finished 2019 with 158.8 million .com and .net registrations in the domain name base, which represents a 4% increase from December 31, 2018.

•	During 2019, we processed 40.3 million new domain name registrations for .com and .net compared to 38.2 million in 2018.

•
The final .com and .net renewal rate for the third quarter of 2019 was 73.7% compared with 74.8% for the same quarter in 2018. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
We repurchased 3.9 million shares of our common stock for an aggregate cost of $738.5 million in 2019. As of December 31, 2019, there was $327.5 million remaining for future share repurchases under the share repurchase program.

•
Effective February 6, 2020, our Board authorized the repurchase of our common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.

•	We generated cash flows from operating activities of $753.9 million in 2019, which represents an increase of 8% as compared to 2018.

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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.6	15.8	16.6
Sales and marketing	3.8	5.3	7.0
Research and development	4.9	4.8	4.5
General and administrative	11.2	10.9	11.2
Total costs and expenses	34.5	36.8	39.3
Operating income	65.5	63.2	60.7
Interest expense	(7.4)	(9.5)	(11.7)
Non-operating income, net	3.5	6.3	2.4
Income before income taxes	61.6	60.0	51.4
Income tax expense	(11.9)	(12.1)	(12.2)
Net income	49.7%	47.9%	39.2%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. The annual fee for a .com domain name registration has been fixed at

$7.85 since 2012. On October 26, 2018, we entered into an agreement with the DOC to amend the Cooperative Agreement. The amendment extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased without further DOC approval by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual fee for a .net domain name registration from $8.20 to $9.02 on February 1, 2018. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(Dollars in thousands)
Revenues	$1,231,661	1%	$1,214,969	4%	$1,165,095
The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2019	% Change	2018	% Change	2017
.com and .net domain name registrations in the domain name base	158.8 million	4%	153.0 million	4%	146.4 million
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, the introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in recent years and may continue to do so in 2020 and beyond.
Revenues increased by $16.7 million in 2019 compared to 2018, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, partially offset by the decrease in revenues from the security services business as customers terminated or consented to the assignment of their contracts to Neustar. The increase in revenues from the .com and .net TLDs was driven by a 5% increase in registrations in the domain name base for .com and the increase in the .net domain name registration fees in February 2018, partially offset by a 4% decline in registrations in the domain name base for .net.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia and Japan.  The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(Dollars in thousands)
U.S	$772,586	2%	$756,907	7%	$707,906
EMEA	206,975	(3)%	212,699	1%	211,349
China	119,291	12%	106,841	—%	106,526
Other	132,809	(4)%	138,522	(1)%	139,314
Total revenues	$1,231,661	1%	$1,214,969	4%	$1,165,095

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth in 2019 has come from increased sales to registrars based in the U.S. and China. Revenues in the U.S. and EMEA regions in particular, were impacted by the decrease in revenues from our security services business as customers terminated or consented to the assignment of their contracts to Neustar.

We expect revenues will continue to grow in 2020, as a result of the increased volume of domain registrations in 2019, and continued growth in registrations in the domain name base in 2020, partially offset by the elimination of revenue from the customers of our security services business that had not yet consented to the assignment of their contracts to Neustar.
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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(Dollars in thousands)
Cost of revenues	$180,467	(6)%	$192,134	(1)%	$193,326

Cost of revenues decreased by $11.7 million in 2019 compared to 2018 primarily due to decreases in salary and employee benefits expenses, telecommunications expenses, and depreciation expenses. Salary and benefits expenses decreased by $5.5 million due to a reduction in average headcount primarily related to employees supporting the divested security services business. Telecommunications expenses decreased by $5.1 million as a result of lower costs to support our operations. Depreciation expenses decreased by $2.0 million as a result of a decrease in capital expenditures in recent years.
We expect cost of revenues as a percentage of revenues to remain consistent in 2020 as compared to 2019.
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
A comparison of sales and marketing expenses is presented below:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(Dollars in thousands)
Sales and marketing	$46,637	(28)%	$64,891	(21)%	$81,951

Sales and marketing expenses decreased by $18.3 million in 2019 compared to 2018 primarily due to decreases in salary and employee benefits expenses, advertising and marketing expenses, and allocated overhead expenses. Salary and employee benefits expenses decreased by $9.1 million due to a reduction in average headcount primarily affecting employees supporting the divested security services business. Advertising and marketing expenses decreased by $4.4 million as we executed fewer marketing activities and campaigns. Allocated overhead expenses decreased by $2.7 million primarily due to a decrease in average headcount relative to other cost types.
We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2020 as compared to 2019.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.

A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(Dollars in thousands)
Research and development	$60,805	5%	$57,884	11%	$52,342

Research and development expenses increased by $2.9 million in 2019 compared to 2018 primarily due to a decrease in capitalized labor and an increase in allocated overhead expenses. Capitalized labor decreased by $2.5 million due to a shift in work from capital projects to certain non-capital projects and maintenance of existing software products. Allocated overhead expenses increased by $2.0 million primarily due to an increase in average headcount relative to other cost types.
We expect research and development expenses as a percentage of revenues to remain consistent in 2020 as compared to 2019.
General and administrative
General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, costs of facilities, computer and communications equipment, management information systems, support services, professional services fees, and certain tax and license fees, offset by allocations of indirect costs such as facilities and shared services expenses to other cost types.
A comparison of general and administrative expenses is presented below:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(Dollars in thousands)
General and administrative	$137,625	4%	$132,668	2%	$129,754

General and administrative expenses increased by $5.0 million in 2019 compared to 2018 primarily due to increases in salary and employee benefits expenses and software license expenses. Salary and employee benefits expenses increased by $2.8 million due to an increase in average headcount and annual salary increases. Software license expenses increased by $2.4 million resulting from costs related to certain security initiatives.
We expect general and administrative expenses as a percentage of revenues to remain consistent in 2020 as compared to 2019.
Interest expense
See Note 4, “Debt and interest expense” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We expect interest expense to remain consistent in 2020 as compared to 2019.
Non-operating income, net
See Note 9, “Non-operating income, net” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We expect Non-operating income, net to decrease in 2020 as compared to 2019 due to income from the transition services provided to Neustar in 2019 in connection with the sale of customer contracts of our security services business and a decrease in interest income resulting from a decline in interest rates.
Income tax expense

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income tax expense	146,477	$147,027	$141,764
Effective tax rate	19%	20%	24%
The effective tax rates for 2019 and 2018 were lower than the statutory federal rate of 21% due to a lower foreign effective tax rate and excess tax benefits related to stock-based compensation, partially offset by state income taxes, U.S. taxes on our foreign earnings, and accrual for uncertain tax positions.

As of December 31, 2019, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $94.8 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to certain state and foreign NOL carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
We qualified for a tax holiday in Switzerland until the end of 2019 which lowered tax rates on certain types of income and required certain thresholds of foreign source income. The tax holiday reduced our foreign income tax expense by $17.3 million ($0.15 per share) and $16.9 million ($0.14 per share) in 2019 and 2018, respectively. The benefit from the tax holiday is calculated before consideration of any offsetting tax impact in the United States. Effective January 1, 2020, due to Swiss tax law changes, the tax holiday was eliminated, which was partially offset by a lowered statutory tax rate.
We expect the effective tax rate for 2020 to be between 18% and 21%.

Liquidity and Capital Resources

	As of December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$508,196	$357,415
Marketable securities	709,863	912,254
Total	$1,218,059	$1,269,669
As of December 31, 2019, our principal source of liquidity was $508.2 million of cash and cash equivalents and $709.9 million of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days. As of December 31, 2019, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible.  Following the Tax Cuts and Jobs Act, we have greater flexibility in accessing the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
In 2019, we repurchased 3.9 million shares of our common stock at an average stock price of $188.84 for an aggregate cost of $738.5 million under our share repurchase program. In 2018, we repurchased 4.4 million shares of our common stock at an average stock price of $137.86 for an aggregate cost of $600.0 million. Effective February 6, 2020, our Board authorized the repurchase of our common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.
As of December 31, 2019, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. In December 2019, we entered into a new $200.0 million unsecured revolving credit facility. This facility will expire in 2024 and takes the place of our prior unsecured revolving credit facility. As of December 31, 2019, there were no borrowings outstanding under this credit facility.
In 2018 we settled our subordinated convertible debentures with the $1.25 billion principal value paid in cash and 26.1 million shares of common stock issued for the conversion spread.
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

In summary, our cash flows for 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$753,892	$697,767	$702,761
Net cash provided by (used in) investing activities	167,195	1,070,130	(405,424)
Net cash used in financing activities	(770,303)	(1,875,325)	(65,073)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(958)	1,294
Net increase (decrease) in cash, cash equivalents and restricted cash	$150,848	$(108,386)	$233,558

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased in 2019 compared to 2018 primarily due to an increase in cash received from customers and a decrease in cash paid for interest, partially offset by an increase in cash paid for income taxes. Cash received from customers increased primarily due to higher domain name registrations and renewals. The decrease in cash paid for interest on our debt obligations was primarily due to the settlement of our subordinated convertible debentures in May 2018. The increase in cash paid for income taxes was primarily due to by higher U.S. federal income tax payments in 2019, partially offset by the $60.7 million of foreign withholding taxes paid on the repatriation of $1.15 billion cash held by foreign subsidiaries to the U.S. in the first quarter of 2018.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.

Net cash provided by investing activities decreased in 2019 compared to 2018 primarily due to decreases in proceeds from sales and maturities of marketable securities, net of purchases, proceeds from the sale of businesses, and an increase in purchases of property and equipment.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, and our employee stock purchase plan (“ESPP”).

Net cash used in financing activities decreased in 2019 compared to 2018 primarily due to the repayment of the principal amount of the subordinated convertible debentures during 2018, partially offset by an increase in share repurchases.

Impact of Inflation

We do not believe that inflation has had a significant impact on our operations in any of the periods presented.

Income taxes

We expect cash paid for income taxes in 2020 to approximate our Income tax expenses for the year.

Property and Equipment Expenditures
 Our planned property and equipment expenditures for 2020 are anticipated to be between $45.0 million and $55.0 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 11, “Commitments and Contingencies,” Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

 Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2019, we did not have any significant off-balance sheet arrangements. See Note 11, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2019, there are a total of 0.9 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2019, we had $1.04 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2019, we held foreign currency forward contracts in notional amounts totaling $26.3 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.
 Market risk management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2019, the fair values of the senior notes issued in 2013, 2015 and 2017 were $762.8 million, $552.3 million, and $581.9 million, respectively, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Verisign, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Company’s uncertain tax positions.
As discussed in Notes 1 and 10 of the consolidated financial statements, as of December 31, 2019, the Company had $231.3 million of gross unrecognized tax benefits.
We identified the evaluation of the Company’s uncertain tax positions as a critical audit matter because complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of the tax positions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s uncertain tax positions process to assess that new and existing tax positions and adjustments giving rise to additional uncertain tax positions were considered in accordance with applicable guidance over accounting for uncertain tax positions. Since tax law is complex and often subject to interpretations, we involved tax professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s tax positions and its interpretation of tax laws,

•	Identifying any changes or developments in tax law, court cases, tax regulations or any pertinent tax rulings that would impact the positions taken by the Company,

•	Performing a web based search of key terms relating to the Company’s uncertain tax positions to identify public company filings that disclose similar positions with alternative treatments,

•	Examining the Company’s filed tax returns and the detailed tax provision to assess the sustainability of the Company’s uncertain tax positions, and

•
Reading the Company’s board minutes and inquiring of various members of the tax, legal and finance teams regarding their knowledge of conditions that would give rise to a change in the uncertain tax positions.

Additionally, we involved tax and valuation professionals with specialized skills and knowledge, who assisted in:

•
Reading correspondence from the Internal Revenue Service (IRS) in relation to the Company’s income tax returns to assess any changes or developments relevant to the sustainability of the Company’s positions.

/s/ KPMG LLP
We have served as the Company’s auditor since 1995.
McLean, Virginia
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Verisign, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 14, 2020

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$508,196	$357,415
Marketable securities	709,863	912,254
Other current assets	60,530	47,365
Total current assets	1,278,589	1,317,034
Property and equipment, net	250,283	253,905
Goodwill	52,527	52,527
Deferred tax assets	87,798	104,992
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	39,812	41,046
Total long-term assets	575,420	597,470
Total assets	$1,854,009	$1,914,504
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$209,988	$215,208
Deferred revenues	755,178	732,382
Total current liabilities	965,166	947,590
Long-term deferred revenues	278,702	285,720
Senior notes	1,787,565	1,785,047
Long-term tax and other liabilities	312,676	281,621
Total long-term liabilities	2,378,943	2,352,388
Total liabilities	3,344,109	3,299,978
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 353,157 at December 31, 2019 and 352,325 at December 31, 2018; Outstanding shares: 116,715 at December 31, 2019 and 120,037 at December 31, 2018	353	352
Additional paid-in capital	14,989,658	15,706,774
Accumulated deficit	(16,477,490)	(17,089,789)
Accumulated other comprehensive loss	(2,621)	(2,811)
Total stockholders’ deficit	(1,490,100)	(1,385,474)
Total liabilities and stockholders’ deficit	$1,854,009	$1,914,504
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$1,231,661	$1,214,969	$1,165,095
Costs and expenses:
Cost of revenues	180,467	192,134	193,326
Sales and marketing	46,637	64,891	81,951
Research and development	60,805	57,884	52,342
General and administrative	137,625	132,668	129,754
Total costs and expenses	425,534	447,577	457,373
Operating income	806,127	767,392	707,722
Interest expense	(90,611)	(114,845)	(136,336)
Non-operating income, net	43,260	76,969	27,626
Income before income taxes	758,776	729,516	599,012
Income tax expense	(146,477)	(147,027)	(141,764)
Net income	612,299	582,489	457,248
Other comprehensive income	190	130	512
Comprehensive income	$612,489	$582,619	$457,760

Earnings per share:
Basic	$5.17	$5.13	$4.56
Diluted	$5.15	$4.75	$3.68
Shares used to compute earnings per share
Basic	118,513	113,452	100,325
Diluted	118,968	122,661	124,180
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Total stockholders’ deficit, beginning of period	$(1,385,474)	$(1,260,271)	$(1,200,595)

Common stock
Beginning balance	352	325	324
Issuance of common stock under stock plans	1	1	1
Conversion of subordinated convertible debentures	—	26	—
Balance, end of period:	353	352	325

Additional paid-in capital
Beginning balance	15,706,774	16,437,135	16,987,488
Repurchase of common stock	(782,583)	(638,152)	(621,173)
Stock-based compensation expense	52,316	54,574	55,362
Issuance of common stock under stock plans	13,151	12,835	12,914
Conversion of subordinated convertible debentures	—	(159,618)	—
Cumulative effects of changes in accounting principle	—	—	2,544
Balance, end of period	14,989,658	15,706,774	16,437,135

Accumulated deficit
Beginning balance	(17,089,789)	(17,694,790)	(18,184,954)
Net income	612,299	582,489	457,248
Cumulative effects of changes in accounting principles	—	22,512	32,916
Balance, end of period	(16,477,490)	(17,089,789)	(17,694,790)

Accumulated other comprehensive loss
Beginning balance	(2,811)	(2,941)	(3,453)
Other comprehensive income	190	130	512
Balance, end of period	(2,621)	(2,811)	(2,941)

Total stockholders’ deficit, end of period	$(1,490,100)	$(1,385,474)	$(1,260,271)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$612,299	$582,489	$457,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	46,330	48,367	49,878
Stock-based compensation	50,626	52,504	52,907
Amortization of discount on investments in debt securities	(14,777)	(18,259)	(14,860)
Gain on sale of business	(817)	(54,840)	(10,421)
Other, net	3,668	14,646	272
Changes in operating assets and liabilities
Other assets	(3,279)	1,041	13,775
Accounts payable and accrued liabilities	(24)	(2,130)	15,483
Deferred revenues	16,191	19,825	25,348
Net deferred income taxes and other long-term tax liabilities	43,675	54,124	113,131
Net cash provided by operating activities	753,892	697,767	702,761
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,247,904	4,031,809	4,562,161
Purchases of marketable securities	(2,030,521)	(2,976,752)	(4,929,834)
Purchases of property and equipment	(40,316)	(37,007)	(49,499)
(Payments) Proceeds from sale of business	(9,872)	52,240	11,748
Other investing activities	—	(160)	—
Net cash provided by (used in) investing activities	167,195	1,070,130	(405,424)
Cash flows from financing activities:
Repurchases of common stock	(782,583)	(638,152)	(621,173)
Proceeds from employee stock purchase plan	13,152	12,836	12,915
Repayment of principal on subordinated convertible debentures	—	(1,250,009)	—
Proceeds from senior notes, net of issuance costs	—	—	543,185
Other financing activities	(872)	—	—
Net cash used in financing activities	(770,303)	(1,875,325)	(65,073)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(958)	1,294
Net increase (decrease) in cash, cash equivalents and restricted cash	150,848	(108,386)	233,558
Cash, cash equivalents, and restricted cash at beginning of period	366,753	475,139	241,581
Cash, cash equivalents, and restricted cash at end of period	$517,601	$366,753	$475,139
Supplemental cash flow disclosures:
Cash paid for interest	$87,683	$117,956	$117,234
Cash paid for income taxes, net of refunds received	$89,974	$84,906	$28,294
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment. The Company enables the security, stability, and resiliency of key internet infrastructure and services, including providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains, which support the majority of global e-commerce.
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
Adoption of New Accounting Standards
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, and several related amendments, issued by the Financial Accounting Standards Board (“FASB”), collectively codified under Accounting Standards Codification (“ASC”) 842, Leases. ASC 842 requires most operating leases to be reported on the balance sheet as a lease liability and a right-of-use asset. This standard was applied as of the effective date of January 1, 2019, and therefore prior period amounts were not adjusted. The adoption of ASC 842 did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and several related amendments, issued by the FASB. The adoption of ASU 2014-09 did not have any impact on our revenue recognition, but did result in a change in the accounting for costs incurred to obtain a contract. This change was adopted using the modified retrospective method and did not have a material impact on the Company’s consolidated financial statements.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three years to five years for computer equipment, software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms.
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $11.9 million and $14.7 million of costs related to internally developed software during 2019 and 2018, respectively.
Goodwill and Other Long-lived Assets
 Goodwill represents the excess of purchase consideration over fair value of net assets of businesses acquired. The Company has only one reporting unit, which has a negative carrying value. Therefore, the goodwill is not subject to impairment.
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
As of December 31, 2019, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
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
 As of December 31, 2019, Verisign held foreign currency forward contracts in notional amounts totaling $26.3 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
 Revenue Recognition
Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues primarily arise from fixed fees charged to registrars for the initial registration or renewal of .com, .net, and other domain names. Fees for domain name registrations and renewals are generally due at the time of registration or renewal. Domain name registration terms range from one year up to ten years.
Most customers either maintain a deposit with Verisign or provide an irrevocable letter of credit in excess of the amounts owed. New customers are subjected to a credit review process that evaluates the customer’s financial condition and, ultimately, their ability to pay.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

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
Costs Incurred to Obtain a Contract
The Company recognizes the fees payable to ICANN for each annual term of domain name registrations and renewals, as an asset which is amortized on a straight-line basis over the related registration term. These assets are included in Other current assets and Other long-term assets.

Advertising Expenses
Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses, including costs for advertising campaigns conducted jointly with our registrars were $12.8 million, $15.2 million, and $27.4 million in 2019, 2018, and 2017, respectively.

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
The Company recognizes the U.S. income tax effect of future global intangible low-taxed income inclusions in the period in which they arise.
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
DECEMBER 31, 2019, 2018 AND 2017

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
DECEMBER 31, 2019, 2018 AND 2017

Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2019	2018
	(In thousands)
Cash	$33,238	$37,190
Time deposits	3,924	3,810
Money market funds (Level 1)	149,624	120,832
Debt securities issued by the U.S. Treasury (Level 1)	1,040,678	1,117,175
Total	$1,227,464	$1,279,007

Cash and cash equivalents	$508,196	$357,415
Restricted cash (included in Other long-term assets)	9,405	9,338
Total Cash, cash equivalents, and restricted cash	517,601	366,753
Marketable securities	709,863	912,254
Total	$1,227,464	$1,279,007

The fair value of the debt securities held as of December 31, 2019 was $1.04 billion, including less than $0.2 million of gross and net unrealized gains. All of the debt securities held as of December 31, 2019 have contractual maturities of less than one year.
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
As of December 31, 2019, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair values of the Company’s senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $762.8 million, $552.3 million, and $581.9 million, respectively, as of December 31, 2019. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

Note 3. Other Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Prepaid registry fees	$21,717	$20,696
Prepaid expenses	19,818	14,109
Contingent consideration receivable	14,721	—
Accounts receivable, net	1,524	6,029
Income taxes receivable	1,111	4,451
Other	1,639	2,080
Total other current assets	$60,530	$47,365

Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2019	2018
	(In thousands)
Computer equipment and software	$470,237	$461,829
Buildings and building improvements	248,885	247,870
Land	31,141	31,141
Capital work in progress	6,779	2,013
Office equipment and furniture	8,437	6,912
Leasehold improvements	1,458	1,403
Total cost	766,937	751,168
Less: accumulated depreciation	(516,654)	(497,263)
Total property and equipment, net	$250,283	$253,905

Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.

Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2019	2018
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Deposits to Acquire Intangible Assets
The Company’s Deposit to acquire intangible assets represents the $145.0 million paid for the future assignment to the Company of contractual rights to the .web gTLD, pending resolution of objections by other applicants, and approval from ICANN.  Upon assignment of the contractual rights, the Company will record the total investment as an indefinite-lived intangible asset.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Restricted cash	$9,405	$9,338
Long-term prepaid registry fees	7,753	7,779
Other tax receivable	6,927	5,673
Operating lease right-of-use asset	9,133	—
Contingent consideration receivable	—	14,721
Other	6,594	3,535
Total other long-term assets	$39,812	$41,046

The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of December 31, 2019 reflects amortization of $34.6 million during 2019 which was recorded in Cost of Revenues. The operating lease right-of-use asset as of December 31, 2019 in the table above reflects amounts recognized in 2019 pursuant to the adoption of ASC 842, Leases. The contingent consideration receivable in the tables above relate to the estimated amount due from Neustar in the first quarter of 2020. The receivable was reclassified from Other long-term assets as of December 31, 2018 to Other current assets as of December 31, 2019.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Accounts payable and accrued expenses	$15,907	$17,263
Customer deposits, net	52,804	57,025
Accrued employee compensation	49,869	54,746
Taxes payable and other tax liabilities	30,308	18,961
Interest Payable	24,318	24,318
Customer incentives payable	13,547	13,771
Accrued registry fees	11,529	11,029
Payables to buyer	331	9,875
Other accrued liabilities	11,375	8,220
Total accounts payable and accrued liabilities	$209,988	$215,208

Payables to buyer in the table above relate to amounts due to Neustar for estimated collections from customers of the divested security services business of any billings after the closing date and until the customer contracts are assigned to Neustar.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

Long-term tax and other liabilities

	As of December 31,
	2019	2018
	(In thousands)
Long-term tax liabilities	$308,112	$281,621
Long-term operating lease liabilities	4,564	—
Long-term tax and other liabilities	$312,676	$281,621

Long-term tax liabilities include accruals for unrecognized tax benefits and the long-term portion of the U.S. income taxes payable on the Company’s accumulated foreign earnings (“Transition Tax”) as discussed in Note 10. Income Taxes. Long-term operating lease liabilities as of December 31, 2019 in the table above relate to the lease obligations recorded as a result of the adoption of ASC 842, Leases, during 2019.
Note 4. Debt and Interest Expense
Senior Notes
As of December 31, 2019, the Company had senior notes outstanding of $1.79 billion, net of unamortized issuance costs. All of the outstanding senior notes were issued at par and are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.
The following table summarizes information related to our Senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2019	2018
				(in thousands except interest rates)
Senior notes due 2023	April 16, 2013	May 1, 2023	4.625%	$750,000	$750,000
Senior notes due 2025	March 27, 2015	April 1, 2025	5.250%	500,000	500,000
Senior notes due 2027	July 5, 2017	July 15, 2027	4.750%	550,000	550,000
Unamortized issuance costs				(12,435)	(14,953)
Total senior notes				$1,787,565	$1,785,047

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
2019 Credit Facility
On December 12, 2019, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2019 Credit Facility”) which takes the place of its prior unsecured revolving credit facility. The 2019 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0. As of December 31, 2019, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2019 Credit Facility expires on December 12, 2024 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

Subordinated Convertible Debentures
In 2018 the Company settled all of its outstanding subordinated convertible debentures, paying the $1.25 billion principal value in cash, and issuing 26.1 million shares of common stock for the excess of the conversion value over the principal amount. The Company recognized a loss of $6.6 million upon extinguishment of the subordinated convertible debentures based on the amount of the total consideration allocated to the liability component of the debentures.
The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Contractual interest on Senior Notes	$87,063	$87,063	$73,638
Contractual interest on subordinated convertible debentures	—	20,015	47,432
Amortization of debt discount on the subordinated convertible debentures	—	4,236	12,012
Amortization of debt issuance costs and other interest expense	3,548	3,531	3,254
Total interest expense	$90,611	$114,845	$136,336

Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of minimum tax withholdings due upon vesting of RSUs.
On February 7, 2019, the Company’s Board of Directors (“Board”) authorized the repurchase of its common stock in the amount of approximately $602.9 million, in addition to the $397.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2019 there was approximately $327.5 million remaining available for repurchases under the program.
Effective February 6, 2020, the Company’s Board authorized the repurchase of its common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the program, for a total repurchase authorization of up to $1.0 billion under the program.

The summary of the Company’s common stock repurchases for 2019, 2018 and 2017 are as follows:

	2019		2018		2017
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	3,911	$188.84	4,352	$137.86	6,265	$94.59
Total repurchases for tax withholdings	243	$181.07	309	$123.62	335	$85.27
Total repurchases	4,154	$188.39	4,661	$136.91	6,600	$94.12
Total costs	$782,583		$638,152		$621,173

Since inception, the Company has repurchased 236.4 million shares of its common stock for an aggregate cost of $10.20 billion, which is recorded as a reduction of Additional paid-in capital.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2019, 2018 AND 2017

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2019 and 2018:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain (Loss) On Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2017	$(2,836)	$(105)	$(2,941)
Changes	—	130	130
Balance, December 31, 2018	(2,836)	25	(2,811)
Changes	—	190	190
Balance, December 31, 2019	$(2,836)	$215	$(2,621)

Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Weighted-average shares of common stock outstanding	118,513	113,452	100,325
Weighted-average potential shares of common stock outstanding:
Conversion spread related to subordinated convertible debentures	—	8,589	23,247
Unvested RSUs, and ESPP	455	620	608
Shares used to compute diluted earnings per share	118,968	122,661	124,180

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

Note 7. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan. The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
U.S	$772,586	$756,907	$707,906
EMEA	206,975	212,699	211,349
China	119,291	106,841	106,526
Other	132,809	138,522	139,314
Total revenues	$1,231,661	$1,214,969	$1,165,095

Revenues in the table above are attributed to the country of domicile and the respective regions in which registrars are located, however, this may differ from the regions where the registrars operate or where registrants are located. Revenues for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues for each region may also be impacted by registrars domiciled in one region, registering domain names in another region.

Major Customers
Our largest customer accounted for approximately 33%, 32%, and 31% of revenues in 2019, 2018, and 2017, respectively and another customer accounted for 10% of revenues during 2018. The Company does not believe that the loss of either of these customers would have a material adverse effect on the Company’s business because, in that event, end-users of these customers would transfer to the Company’s other existing customers.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance in 2019 is primarily driven by amounts billed in 2019 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $707.2 million of revenues recognized that were included in the deferred revenues balance at December 31, 2018. The balance of deferred revenues as of December 31, 2019 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.
Note 8. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $4.7 million in 2019, $4.3 million in 2018, and $4.0 million in 2017 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (“the 2006 Plan”).  As of December 31, 2019, a total of 9.0 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, vest over either three-or four-year terms. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2019, 3.1 million shares of the Company’s common stock remain reserved for future issuance under this plan.

Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenues	$6,739	$6,835	$7,030
Sales and marketing	3,755	4,972	5,688
Research and development	6,370	6,728	6,113
General and administrative	33,762	33,969	34,076
Total stock-based compensation	$50,626	$52,504	$52,907

The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
RSUs	$36,930	$38,005	$38,087
PSUs	10,522	12,403	13,270
ESPP	4,864	4,166	4,005
Capitalization (Included in Property and equipment, net)	(1,690)	(2,070)	(2,455)
Total stock-based compensation expenses	$50,626	$52,504	$52,907

The income tax benefit that was included within Income tax expense related to these stock-based compensation expenses for 2019, 2018, and 2017 was $11.7 million, $12.3 million, and $12.5 million, respectively.
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	1,222	$90.88
Granted	307	$172.87
PSU achievement adjustment	85	$42.22
Vested and settled	(682)	$81.05
Forfeited	(56)	$110.45
	876	$121.21

The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2019 include approximately 0.3 million PSUs. The number of shares received upon vesting of these PSUs may range from zero to 0.6 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $192.68 on December 31, 2019. As of December 31, 2019, the aggregate market value of unvested RSUs was $168.9 million. The fair values of RSUs that vested during 2019, 2018, and 2017 were $124.1 million, $107.2 million, and $70.9 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018 and 2017, was $112.74 and $83.91, respectively.  As of December 31, 2019, total unrecognized compensation cost related to unvested RSUs was $71.2 million which is expected to be recognized over a weighted-average period of 2.5 years.

Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest income	$26,596	$26,490	$17,944
Transition services income	15,600	1,132	—
Gain on sale of business	817	54,840	10,421
Loss on extinguishment of subordinated convertible debentures	—	(6,554)	—
Other, net	247	1,061	(739)
Total non-operating income, net	$43,260	$76,969	$27,626

Interest income is earned principally from the Company’s surplus cash balances and marketable securities. Transition services income and gain on sale of business in 2019 and 2018 relate to the divested security services business. Gain on sale of business in 2017 relates to the divested iDefense business.
Note 10. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$452,793	$420,597	$313,351
Foreign	305,983	308,919	285,661
Total income before income taxes	$758,776	$729,516	$599,012

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current expense:
Federal	$74,283	$99,127	$16,870
State	2,069	1,088	294
Foreign, including withholding tax	31,385	76,199	15,539
	107,737	176,414	32,703
Deferred expense (benefit):
Federal	30,462	(16,448)	90,113
State	22,899	42,624	19,654
Foreign	(14,621)	(55,563)	(706)
	38,740	(29,387)	109,061
Total income tax expense	$146,477	$147,027	$141,764

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and most of its provisions became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including, lowering the U.S. federal corporate income tax rate from 35% to 21%, and instituting a territorial tax system, along with a one-time Transition Tax.
Federal current expense and federal deferred benefit for 2018 includes $96.4 million related to the Transition tax, net of $106.7 million of carried forward and newly-generated foreign tax credits, payable as a result of the Tax Act. This amount is being paid in installments over an eight-year period which began in 2018, as allowed by the Tax Act. The Transition Tax was recorded as a provisional deferred tax liability in 2017.
State tax expense for 2018 was increased by $10.0 million remeasurement of deferred tax assets because of changes in certain state apportionment rates, and $5.6 million change in estimate related to the 2017 state income tax returns.
Foreign current expense and foreign deferred benefit for 2019 and 2018 includes $13.1 million and $60.7 million, respectively, of withholding taxes paid upon the repatriation of cash held by foreign subsidiaries.
The difference between income tax expense and the amount resulting from applying the federal statutory rate of 21% in 2019 and 2018, and 35% in 2017, to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax expense at federal statutory rate	$159,343	$153,199	$209,654
State taxes, net of federal benefit	20,573	35,852	13,029
Effect of non-U.S. operations	(25,178)	(26,271)	(45,810)
Stock-based compensation	(9,204)	(7,032)	(5,375)
Capital loss carryforwards expiration	—	769,706	—
Change in valuation allowance	(3,555)	(773,737)	(5,813)
Accrual for uncertain tax positions	7,365	2,637	4,923
U.S. federal tax rate change	—	—	(186,800)
Transition tax, net of foreign tax credits	—	(5,602)	162,353
Other	(2,867)	(1,725)	(4,397)
Total income tax expense	$146,477	$147,027	$141,764

The Company qualified for a tax holiday in Switzerland until the end of 2019 which lowered tax rates on certain types of income and required certain thresholds of foreign source income. The tax holiday reduced our foreign income tax expense by $17.3 million ($0.15 per share), $16.9 million ($0.14 per share), and $12.3 million ($0.10) in 2019, 2018, and 2017, respectively. The benefit from the tax holiday is calculated before consideration of any offsetting tax impact in the United States. Effective January 1, 2020, due to Swiss tax law changes, the tax holiday was eliminated, which was partially offset by a lowered statutory tax rate.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,897	$40,729
Tax credit carryforwards	5,516	3,970
Deferred revenues, accruals and reserves	70,539	73,847
Other	7,401	6,724
Total deferred tax assets	101,353	125,270
Valuation allowance	(6,598)	(10,153)
Net deferred tax assets	94,755	115,117
Deferred tax liabilities:
Property and equipment	(3,466)	(2,764)
Other	(3,608)	(7,495)
Total deferred tax liabilities	(7,074)	(10,259)
Total net deferred tax assets	$87,681	$104,858

With the exception of deferred tax assets related to certain state net operating loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. As of December 31, 2019, the Company’s Other long-term tax liabilities include the $73.9 million noncurrent liability for Transition Tax, net of applicable foreign tax credits, while the $7.8 million current portion of the liability is included in Accounts payable and accrued liabilities.
As of December 31, 2019, the Company’s deferred tax assets included $329.8 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2019 consisted primarily of state research tax credits, and foreign tax credit carryforwards. The net operating loss and federal tax credit carryforwards expire in various years from 2020 through 2034. The foreign tax credits will expire in 2028.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2019	2018
	(In thousands)
Beginning balance	$223,455	$223,216
Increases in tax positions for prior years	4,467	333
Decreases in tax positions for prior years	(328)	(196)
Increases in tax positions for current year	3,745	436
Lapse in statute of limitations	—	(334)
Ending balance	$231,339	$223,455

As of December 31, 2019, approximately $229.2 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. It is reasonably possible that during the next twelve months, the Company’s unrecognized tax benefits may change by a significant amount as a result of IRS audits. However, the timing of completion and ultimate outcome of the audits remains uncertain. Therefore, the Company cannot currently estimate the impact on the balance of unrecognized tax benefits.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are currently under examination by the IRS for 2010 through 2014. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has previously used net operating loss carryforwards and other tax attributes to offset its taxable income in income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years for examination in Switzerland are the 2012 tax year and forward.

Note 11. Commitments and Contingencies
Purchase Obligations and Contractual Agreements
The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Transition Tax	Operating Leases	.tv Agreement	Senior Notes	Total
	(In thousands)
2020	$37,892	$7,772	$4,632	$5,000	$87,063	$142,359
2021	1,856	7,772	2,576	5,000	87,063	104,267
2022	875	7,772	999	—	87,063	96,709
2023	379	14,573	791	—	819,719	835,462
2024	—	19,430	198	—	52,375	72,003
Thereafter	—	24,288	—	—	1,141,500	1,165,788
Total	$41,002	$81,607	$9,196	$10,000	$2,274,783	$2,416,588

The amounts in the table above exclude $229.2 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.
Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations include firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2023.
The Transition Tax relates to the U.S. income taxes payable on our accumulated foreign earnings pursuant to the Tax Act as discussed in Note 10. Income Taxes. As permitted in the Tax Act, the Company will continue to pay the Transition Tax in installments as shown in the table above.
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual term of a domain name registered or renewed during such quarter. As of December 31, 2019, there were 145.4 million domain names in the .com registry. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com registry of $34.7 million in 2019, $33.0 million in 2018, and $32.3 million in 2017. Registry fees for other top-level domains that we operate have been excluded from the table above because the amounts are variable or passed through to registrars.
The Company has an agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees were $5.0 million in each of the last three years.
Verisign leases a small portion of its office space and a portion of its data center facilities under operating leases, the longest of which extends into 2024. Rental expenses under operating leases were not material in any period presented.

Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.
Supplementary Data (Unaudited)
 The following tables set forth unaudited supplementary quarterly financial data for the two-year period ended December 31, 2019. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2019
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31,
	(In thousands, except per share data)
Revenues	$306,408	$306,289	$308,421	$310,543	$1,231,661
Gross Profit	$260,904	$262,223	$263,978	$264,089	$1,051,194
Operating Income	$200,252	$201,693	$205,616	$198,566	$806,127
Net income	$162,527	$147,534	$153,913	$148,325	$612,299
Earnings per share:
Basic	$1.36	$1.24	$1.30	$1.27	$5.17
Diluted	$1.35	$1.24	$1.30	$1.26	$5.15

	2018
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31 (2)	December 31,
	(In thousands, except per share data)
Revenues	$299,288	$302,452	$305,777	$307,452	$1,214,969
Gross Profit	$251,136	$255,087	$257,528	$259,084	$1,022,835
Operating Income	$185,419	$193,010	$194,997	$193,966	$767,392
Net income	$134,263	$128,351	$137,680	$182,195	$582,489
Earnings per share:
Basic (1)	$1.38	$1.13	$1.13	$1.51	$5.13
Diluted (1)	$1.09	$1.04	$1.13	$1.50	$4.75
——————

(1)	Earnings per share for the year is computed independently and may not equal the sum of the quarterly earnings per share.

(2)	Results for the quarter ended December 31, 2018 include a $52.0 million after-tax gain recognized on the sale of the customer contracts of our security services business.
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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2019. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION
On February 11, 2020, the Board appointed Todd B. Strubbe, 56, as President and Chief Operating Officer of the Company, effective as of that date.
Mr. Strubbe previously served as Executive Vice President and Chief Operating Officer since April 2015. See “Information About Our Executive Officers” in Part I, Item 1 for further information.
Mr. Strubbe will continue to earn a base salary at the annual rate of $565,000, payable in accordance with the Company’s standard payroll practices. Mr. Strubbe’s annual incentive bonus target as a percentage of his Base Salary will be increased from 90% to 95% (the “Annual Incentive Bonus”). The Annual Incentive Bonus is not guaranteed; the Annual Incentive Bonus is based upon the Company’s achievement of pre-established financial goals, as well as individual performance. The compensation package also includes a $240,000 promotional equity grant, which is in addition to a $2,760,000 annual long-term incentive equity grant, both consisting of 50% performance-based RSUs and 50% time-vesting RSUs. The metrics associated with the performance-based RSUs consist of two financial measures - compound annual growth rate of operating income per share and the total shareholder return (“TSR”) of Verisign stock compared to the TSR of the S&P 500 Index, each measured over a three-year performance period from January 1, 2020 through December 31, 2022.
Mr. Strubbe has no family relationships with any of the Company’s directors or executive officers, and there have been no related party transactions between the Company and Mr. Strubbe reportable under Item 404(a) of Regulation S-K.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference (“2020 Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.

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

Information required by this item is incorporated herein by reference to our 2020 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2019,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2020 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2020 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

Table of Contents

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial statements
The financial statements are set forth under Item 8 of this Form 10-K, as indexed below.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.	10-K	2/16/18	3.02

4.01	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.02	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.03	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.04	Description of Securities of the Registrant				X

10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	VeriSign, Inc. Annual Incentive Compensation Plan. +	DEF 14A	4/8/15	Appendix A

10.04	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.05	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.06	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.07	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.08	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.09	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	4/25/13	10.02

10.11	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/28/16	10.01

10.12	Credit Agreement dated as of December 12, 2019 among VeriSign, Inc., the Lenders as defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	12/13/19	10.1

10.13	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.14	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.15	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.16	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.17	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.18	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017.	8-K	6/28/17	10.1

10.19	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

10.20	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018	10-K	2/15/19	10.20

10.21	Second Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2019				X

10.22	Amendment to Asset Purchase Agreement and Transition Services Agreement between Neustar, Inc. and VeriSign, Inc., dated as of December 10, 2019†				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 14th day of February 2020.
VERISIGN, INC.

By:	/S/ D. JAMES BIDZOS
D. James Bidzos
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February 2020.

Signature	Title

/S/ D. JAMES BIDZOS	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ YEHUDA ARI BUCHALTER	Director
YEHUDA ARI BUCHALTER

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ THOMAS F. FRIST III	Director
THOMAS F. FRIST III

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON