Form 10-Q
period 2020-03-31
VERISIGN INC/CA
filed 2020-04-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 17, 2020
Common stock, $0.001 par value per share	115,539,476

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$498,693	$508,196
Marketable securities	639,939	709,863
Other current assets	46,863	60,530
Total current assets	1,185,495	1,278,589
Property and equipment, net	247,764	250,283
Goodwill	52,527	52,527
Deferred tax assets	84,388	87,798
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	38,687	39,812
Total long-term assets	568,366	575,420
Total assets	$1,753,861	$1,854,009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$180,015	$209,988
Deferred revenues	775,657	755,178
Total current liabilities	955,672	965,166
Long-term deferred revenues	281,030	278,702
Senior notes	1,788,194	1,787,565
Long-term tax and other liabilities	138,079	312,676
Total long-term liabilities	2,207,303	2,378,943
Total liabilities	3,162,975	3,344,109
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 353,577 at March 31, 2020 and 353,157 at December 31, 2019; Outstanding shares: 115,701 at March 31, 2020 and 116,715 at December 31, 2019	14,734,618	14,990,011
Accumulated deficit	(16,143,374)	(16,477,490)
Accumulated other comprehensive loss	(358)	(2,621)
Total stockholders’ deficit	(1,409,114)	(1,490,100)
Total liabilities and stockholders’ deficit	$1,753,861	$1,854,009

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$312,524	$306,408
Costs and expenses:
Cost of revenues	45,573	45,504
Sales and marketing	6,604	10,519
Research and development	17,358	16,132
General and administrative	36,725	34,001
Total costs and expenses	106,260	106,156
Operating income	206,264	200,252
Interest expense	(22,535)	(22,631)
Non-operating income, net	7,084	12,203
Income before income taxes	190,813	189,824
Income tax benefit (expense)	143,303	(27,297)
Net income	334,116	162,527
Other comprehensive income	2,263	49
Comprehensive income	$336,379	$162,576

Earnings per share:
Basic	$2.87	$1.36
Diluted	$2.86	$1.35
Shares used to compute earnings per share
Basic	116,375	119,757
Diluted	116,730	120,317
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except par value)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Total stockholders’ deficit, beginning of period	$(1,490,100)	$(1,385,474)

Common stock and additional paid-in capital
Beginning balance	14,990,011	15,707,126
Repurchase of common stock	(275,623)	(204,302)
Stock-based compensation expense	11,934	12,818
Issuance of common stock under stock plans	8,296	8,253
Balance, end of period	14,734,618	15,523,895

Accumulated deficit
Beginning balance	(16,477,490)	(17,089,789)
Net income	334,116	162,527
Balance, end of period	(16,143,374)	(16,927,262)

Accumulated other comprehensive loss
Beginning balance	(2,621)	(2,811)
Other comprehensive income	2,263	49
Balance, end of period	(358)	(2,762)

Total stockholders’ deficit, end of period	$(1,409,114)	$(1,406,129)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$334,116	$162,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,232	11,593
Stock-based compensation	11,441	12,462
Amortization of discount on investments in debt securities	(3,003)	(3,854)
Other, net	1,692	(147)
Changes in operating assets and liabilities:
Other assets	28	(226)
Accounts payable and accrued liabilities	(27,409)	(31,609)
Deferred revenues	22,807	29,219
Net deferred income taxes and other long-term tax liabilities	(170,844)	7,365
Net cash provided by operating activities	180,060	187,330
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	805,748	939,561
Purchases of marketable securities	(730,507)	(496,779)
Proceeds (payments) from sale of business	14,856	(2,958)
Purchases of property and equipment	(11,013)	(9,133)
Net cash provided by investing activities	79,084	430,691
Cash flows from financing activities:
Repurchases of common stock	(275,623)	(204,302)
Proceeds from employee stock purchase plan	8,296	8,253
Net cash used in financing activities	(267,327)	(196,049)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,316)	255
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,499)	422,227
Cash, cash equivalents, and restricted cash at beginning of period	517,601	366,753
Cash, cash equivalents, and restricted cash at end of period	$508,102	$788,980
Supplemental cash flow disclosures:
Cash paid for interest	$13,151	$13,063
Cash paid for income taxes, net of refunds received	$15,914	$14,185
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on February 14, 2020.
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
Note 2.  Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash	$24,850	$33,238
Time deposits	5,044	3,924
Money market funds (Level 1)	128,213	149,624
Debt securities issued by the U.S. Treasury (Level 1)	989,934	1,040,678
Total	$1,148,041	$1,227,464

Cash and cash equivalents	$498,693	$508,196
Restricted cash (included in Other long-term assets)	9,409	9,405
Total Cash, cash equivalents, and restricted cash	508,102	517,601
Marketable securities	639,939	709,863
Total	$1,148,041	$1,227,464

The fair value of the debt securities held as of March 31, 2020 was $989.9 million, including $2.4 million of gross and net unrealized gains. All of the debt securities held as of March 31, 2020 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2020, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023, 2025, and 2027 were $751.6 million, $511.6 million, and $575.0 million, respectively, as of March 31, 2020. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Prepaid registry fees	$22,286	$21,717
Prepaid expenses	16,611	19,818
Accounts receivable, net	5,047	1,524
Contingent consideration receivable	—	14,721
Other	2,919	2,750
Total other current assets	$46,863	$60,530

During the three months ended March 31, 2020 the Company received $15.2 million contingent consideration related to its divested security services business. The excess of the proceeds received over the balance of the receivable was recognized as a gain and included in Non-operating income, net.
Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Restricted cash	$9,409	$9,405
Operating lease right-of-use asset	8,645	9,133
Long-term prepaid registry fees	7,851	7,753
Other tax receivable	6,927	6,927
Other	5,855	6,594
Total other long-term assets	$38,687	$39,812

The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of March 31, 2020 reflects amortization of $8.9 million during the three months ended March 31, 2020 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Accounts payable and accrued expenses	$10,434	$17,177
Customer deposits, net	43,376	52,804
Taxes payable and other tax liabilities	44,847	33,435
Interest payable	33,021	24,318
Accrued employee compensation	26,022	49,869
Accrued registry fees	12,391	11,529
Customer incentives payable	5,503	13,547
Other accrued liabilities	4,421	7,309
Total accounts payable and accrued liabilities	$180,015	$209,988

Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. The balance of customer deposits can fluctuate significantly due to the timing of payments from large customers. Taxes payable and other tax liabilities reflect the income tax provision and payments made during the period. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2019, was paid during the three months ended March 31, 2020. Customer incentives payable includes amounts related to rebates and marketing programs payable to registrars. These amounts may vary from period to period due to the timing of payments.
Long-term tax and other liabilities

	March 31,	December 31,
	2020	2019
	(In thousands)
Long-term tax liabilities	$133,858	$308,112
Long-term operating lease liability	4,221	4,564
Long-term tax and other liabilities	$138,079	$312,676

During the three months ended March 31, 2020, the Company remeasured its previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement resulted in the recognition of a $167.8 million benefit in the quarter.
Note 4. Stockholders’ Deficit
Effective February 6, 2020, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three months ended March 31, 2020, the Company repurchased 1.3 million shares of its common stock at an average stock price of $190.14. The aggregate cost of the repurchases in the three months ended March 31, 2020 was $245.0 million. As of March 31, 2020, there was approximately $825.6 million remaining available for future share repurchases under the share repurchase program.
During the three months ended March 31, 2020, the Company placed 0.1 million shares, at an average stock price of $209.40, and for an aggregate cost of $30.7 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 237.9 million shares of its common stock for an aggregate cost of $10.48 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Weighted-average shares of common stock outstanding	116,375	119,757
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	355	560
Shares used to compute diluted earnings per share	116,730	120,317

The calculation of diluted weighted average shares outstanding excludes performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 6. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
U.S.	$197,503	$192,155
EMEA	52,105	52,146
China	30,187	28,242
Other	32,729	33,865
Total revenues	$312,524	$306,408

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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the three months ended March 31, 2020 was primarily driven by amounts billed in the first quarter of 2020 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $278.5 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of March 31, 2020 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cost of revenues	$1,648	$1,598
Sales and marketing	885	983
Research and development	1,676	1,589
General and administrative	7,232	8,292
Total stock-based compensation expense	$11,441	$12,462

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
RSUs	$9,087	$8,609
Performance-based RSUs	1,717	3,038
ESPP	1,130	1,171
Capitalization (included in Property and equipment, net)	(493)	(356)
Total stock-based compensation expense	$11,441	$12,462

Note 8. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest income	$4,421	$7,360
Transition services income	2,100	4,050
Other, net	563	793
Total non-operating income, net	$7,084	$12,203

The transition services income related to services provided to transition the divested security services business. The transition services agreement ended in February 2020.
Note 9. Income Taxes
The following table presents Income tax (benefit) expense and the effective tax rate:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Income tax (benefit) expense	$(143,303)	$27,297
Effective tax rate	(75)%	14%

During the three months ended March 31, 2020, the Company remeasured its previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement, which resulted in the recognition of a $167.8 million benefit in the quarter, was based on Internal Revenue Service (“IRS”) written confirmation indicating no examination adjustment would be proposed. Notwithstanding this written confirmation, the Company’s U.S. federal income tax returns remain under examination by the IRS for 2010 through 2014. The timing of completion and ultimate outcome of the audits remains uncertain and it is reasonably possible that during the next 12 months, the Company’s unrecognized tax benefits may change further as a result of IRS audits.
The effective tax rate for the three months ended March 31, 2020 was lower than the statutory federal rate of 21% primarily due to the remeasurement of unrecognized tax benefits mentioned above, foreign income taxed at lower rates, and $11.8 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2019 was lower than the statutory federal rate of 21% primarily due to tax benefits from foreign income taxed at lower rates and $11.0 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2019 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about (i) the impact from the effects of the COVID-19 pandemic, (ii) the rate of growth in revenues for the remainder of 2020, (iii) cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense and non-operating income, net, for the remainder of 2020, (iv) the impact of new legislation and IRS guidance issued in response to the COVID-19 pandemic, and (v) our annual effective tax rate for 2020. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2020 and the 2019 Form 10-K, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
As of March 31, 2020, we had 160.7 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), competition from, and the continued introduction of, new generic top-level domains (“gTLDs”), and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends

•	We recorded revenues of $312.5 million during the three months ended March 31, 2020, an increase of 2% compared to the same period in 2019.

•	We recorded operating income of $206.3 million during the three months ended March 31, 2020, an increase of 3% compared to the same period in 2019.

•
As of March 31, 2020, we had 160.7 million .com and .net registrations in the domain name base, which represents a 4% increase from March 31, 2019, and a net increase of 1.8 million domain name registrations from December 31, 2019.

•	During the three months ended March 31, 2020, we processed 10.0 million new domain name registrations for .com and .net compared to 9.8 million for the same period in 2019.

•
The final .com and .net renewal rate for the fourth quarter of 2019 was 73.8% compared to 74.3% for the fourth quarter of 2018. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•
During the three months ended March 31, 2020, we repurchased 1.3 million shares of our common stock for an aggregate cost of $245.0 million. As of March 31, 2020, there was approximately $825.6 million remaining available for future share repurchases under our share repurchase program.

•	We generated cash flows from operating activities of $180.1 million during the three months ended March 31, 2020, compared to $187.3 million for the same period in 2019.

•
On March 27, 2020, we announced that we and ICANN entered into the Third Amendment to the .com Registry Agreement (“Third .com Amendment”) which, among other changes, permits us to increase the price of .com domain name registrations by up to 7% over the previous year, in each of the final four years of each six-year period. However, in view of the current COVID-19 crisis, we announced on March 25, 2020 that we will freeze registry prices for all of our TLDs, including .com and .net, through the end of 2020.

•
During the three months ended March 31, 2020, we remeasured our previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement resulted in the recognition of a $167.8 million benefit in the quarter.

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
COVID-19 Update
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have established a task force to monitor the pandemic and have taken a number of actions to protect our employees, including restricting travel, modifying our sick leave policy to encourage quarantine and isolation when warranted, and directing most of our employees to work from home. We have implemented our readiness plans, which include the ability to maintain critical internet infrastructure with most employees working remotely. While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources; however, the situation is uncertain, rapidly changing, and hard to predict. The broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future growth in the domain name base, remain uncertain. The duration and severity of the economic downturn from the pandemic may negatively impact our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. Because fees for domain name registrations and renewals are generally due at the time of registration or renewal and revenues from such registrations and renewals are recognized ratably over their terms, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see “Risk Factors - The effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2020	2019
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.6	14.8
Sales and marketing	2.1	3.4
Research and development	5.6	5.3
General and administrative	11.7	11.1
Total costs and expenses	34.0	34.6
Operating income	66.0	65.4
Interest expense	(7.2)	(7.4)
Non-operating income, net	2.3	3.9
Income before income taxes	61.1	61.9
Income tax benefit (expense)	45.8	(8.9)
Net income	106.9%	53.0%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered with the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the Department of Commerce (“DOC”). New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, we entered into an agreement with the DOC to amend the Cooperative Agreement. The amendment extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased without further DOC approval by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. On March 27, 2020, Verisign entered into the Third .com Amendment that incorporates these changes to the pricing terms. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. In order to support individuals and small businesses affected by the COVID-19 crisis, we announced on March 25, 2020 that we will freeze registry prices for domain name registrations and renewals for all of our TLDs, including .com and .net, through the end of 2020. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2020	% Change	2019
	(Dollars in thousands)
Revenues	$312,524	2%	$306,408

The following table compares the .com and .net domain name registrations in the domain name base:

	March 31, 2020	% Change	March 31, 2019
.com and .net domain name registrations in the domain name base	160.7 million	4%	154.8 million
Revenues increased by $6.1 million during the three months ended March 31, 2020, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registries for the .com and .net TLDs, partially offset by the elimination of revenues from our divested security services business. The increase in revenues from the .com and .net TLDs was driven by a 4% increase in the domain name base for .com, partially offset by a 3% decline in the domain name base for .net.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, the continued introduction of new gTLDs, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in recent years and may continue to do so in the remainder of 2020 and beyond.
We expect the rate of growth in revenues will remain consistent during the remainder of 2020 compared to the three months ended March 31, 2020, as a result of continued growth in the aggregate number of .com domain names.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2020	% Change	2019
	(Dollars in thousands)
U.S.	$197,503	3%	$192,155
EMEA	52,105	—%	52,146
China	30,187	7%	28,242
Other	32,729	(3)%	33,865
Total revenues	$312,524		$306,408
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three months ended March 31, 2020, the majority of our revenue growth has come from increased sales to registrars based in the U.S. and China.
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
A comparison of Cost of revenues is presented below:

	Three Months Ended March 31,
	2020	% Change	2019
	(Dollars in thousands)
Cost of revenues	$45,573	—%	$45,504
Cost of revenues remained consistent during the three months ended March 31, 2020, compared to the same period last year.

We expect Cost of revenues as a percentage of revenues to remain consistent during the remainder of 2020 compared to the three months ended March 31, 2020.
Sales and marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as online, television, radio, print and direct mail advertising costs, and allocations of indirect costs such as corporate overhead.
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2020	% Change	2019
	(Dollars in thousands)
Sales and marketing	$6,604	(37)%	$10,519
Sales and marketing expenses decreased by $3.9 million during the three months ended March 31, 2020, compared to the same period last year, primarily due to a $3.1 million decrease in advertising and marketing expenses as a result of a decrease in marketing programs in various regions.
We expect Sales and marketing expenses as a percentage of revenues to increase during the remainder of 2020, compared to the three months ended March 31, 2020, as we execute more advertising and marketing campaigns.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended March 31,
	2020	% Change	2019
	(Dollars in thousands)
Research and development	$17,358	8%	$16,132
Research and development expenses increased by $1.2 million during the three months ended March 31, 2020, compared to the same period last year, due to a combination of individually insignificant factors.
We expect Research and development expenses as a percentage of revenues to remain consistent during the remainder of 2020 compared to the three months ended March 31, 2020.
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
A comparison of General and administrative expenses is presented below:

	Three Months Ended March 31,
	2020	% Change	2019
	(Dollars in thousands)
General and administrative	$36,725	8%	$34,001
General and administrative expenses increased by $2.7 million during the three months ended March 31, 2020, compared to the same period last year, primarily due to a $2.0 million increase in charitable contributions to support the response to the COVID-19 pandemic.
We expect General and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2020 compared to the three months ended March 31, 2020.

Interest expense
Interest expense remained consistent in the three months ended March 31, 2020 as compared to the same period last year. We expect quarterly Interest expense to remain consistent during the remainder of 2020 compared to the three months ended March 31, 2020.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest income	$4,421	$7,360
Transition services income	2,100	4,050
Other, net	$563	$793
Total non-operating income, net	7,084	12,203
Interest income decreased in the three months ended March 31, 2020 due to a decline in interest rates. Transition services income decreased due to the expiration of the transition services agreement in February 2020.
We expect Non-operating income, net to decrease as a percentage of revenues during the remainder of 2020 compared to the three months ended March 31, 2020 due to the expiration of the transition services agreement and the impact of the decline in interest rates on our investments in debt securities.
Income tax (benefit) expense
The following table presents Income tax (benefit) expense and the effective tax rate:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Income tax (benefit) expense	$(143,303)	$27,297
Effective tax rate	(75)%	14%
During the three months ended March 31, 2020, we remeasured our previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement, which resulted in the recognition of a $167.8 million benefit in the quarter, was based on IRS written confirmation indicating no examination adjustment would be proposed. Notwithstanding this agreement, our U.S. federal income tax returns remain under examination by the IRS for 2010 through 2014. The timing of completion and ultimate outcome of the audits remains uncertain and it is reasonably possible that during the next 12 months, our unrecognized tax benefits may change further as a result of IRS audits.
The effective tax rate for the three months ended March 31, 2020 was lower than the statutory federal rate of 21% primarily due to the remeasurement of unrecognized tax benefits mentioned above, foreign income taxed at lower rates, and $11.7 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2019 was lower than the statutory federal rate of 21% primarily due to tax benefits from foreign income taxed at lower rates and $11.0 million of excess tax benefits related to stock-based compensation, partially offset by state income taxes.
During the three months ended March 31, 2020, new legislation was enacted and new IRS guidance was issued to provide relief to businesses in response to the COVID-19 pandemic.  We have evaluated the tax provisions included in legislation such as the Coronavirus Aid, Relief, and Economic Security Act, as well as recent IRS guidance and we do not expect it to have a significant impact on our financial position, results of operations or cash flows.
We expect our annual effective tax rate for 2020 to be a net benefit of between 5% and 2%, which reflects the income tax benefit from $167.8 million of previously unrecognized tax benefits recognized in the first quarter of 2020.

Liquidity and Capital Resources

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$498,693	$508,196
Marketable securities	639,939	709,863
Total	$1,138,632	$1,218,059
As of March 31, 2020, our principal sources of liquidity were $498.7 million of cash and cash equivalents and $639.9 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of less than 90 days. As of March 31, 2020, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2020, we repurchased 1.3 million shares of our common stock for an aggregate cost of $245.0 million. As of March 31, 2020, there was approximately $825.6 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of March 31, 2020, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of 4.625% senior unsecured notes due 2023. As of March 31, 2020, there were no borrowings outstanding under the credit facility that will expire in 2024.
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
In summary, our cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$180,060	$187,330
Net cash provided by investing activities	79,084	430,691
Net cash used in financing activities	(267,327)	(196,049)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,316)	255
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(9,499)	$422,227
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the three months ended March 31, 2020, compared to the same period last year, primarily due to a decrease in cash collected from customers and a decrease in transition services income, partially offset by a decrease in cash paid to suppliers and employees. Cash received from customers decreased primarily due to timing of deposits received from registrars. Transition services income decreased due to the expiration of the transition services agreement in February 2020. Cash paid to suppliers and employees decreased primarily due to the timing of payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.
Net cash provided by investing activities decreased during the three months ended March 31, 2020, compared to the same period last year, primarily due to a decrease in proceeds from sales and maturities of marketable securities, net of purchases, and an increase in capital expenditures, partially offset by proceeds received in 2020 related to our divested security services business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and our employee stock purchase plan.
Net cash used in financing activities increased during the three months ended March 31, 2020, compared to the same period last year, primarily due to an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of March 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. The pandemic, and the preventative measures taken in response (including “shelter-in-place” or “stay-at-home” and similar orders issued by international, federal, state or local authorities), have resulted in, and are expected to continue to result in, significant volatility and business and economic disruptions and uncertainty. We have taken steps to protect our employees and we continue to operate all of our services, including our registry services for .com and .net and our root operations, but the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, rapidly changing and hard to predict and will depend on numerous evolving factors that we may not be able to control or predict, including:

•	the duration and scope of the pandemic;

•	the extent and effectiveness of responsive actions by authorities and the impact of these and other factors on our employees, customers and vendors;

•	the impact of the pandemic on our employees, including key personnel;

•	the extent to which we are able to maintain and replace critical internet infrastructure components, when necessary;

•	our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, while most of our employees continue to work remotely; and

•	any negative impact on the demand for new and renewal domain name registrations resulting from the economic disruption caused by the pandemic and responses thereto.
If we are unable to successfully respond to and manage the impact of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted.
Risks arising from our agreements governing our business could limit our ability to maintain or grow our business.
We are parties to (i) a Cooperative Agreement, as amended, with the DOC with respect to the .com TLD and (ii) Registry Agreements with ICANN with respect to the .com, .net, .name, and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from operation of these gTLDs, limitations and obligations in, or changes or challenges to, these agreements, particularly the agreements that involve .com and .net, could have a material adverse impact on our business. Certain competing registries, such as the ccTLDs, are not subject to the same limitations or obligations that we are subject to in our agreements. Verisign and the DOC entered into Amendment 35 to the Cooperative Agreement on October 26, 2018, which, among other things, extends the term of the Cooperative Agreement through November 30, 2024. As amended by Amendment 35, the Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal within 120 days prior to the end of the then-current term. Further changes to the Cooperative Agreement require the mutual agreement of the DOC and the Company.
Modifications or Amendments. In October 2016, the Company and ICANN entered into an amendment to extend the term of the .com Registry Agreement to November 30, 2024 (“First .com Amendment”). As part of the First .com Amendment, the Company and ICANN agreed to negotiate in good faith to amend the terms of the .com Registry Agreement: (i) to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. On January 3, 2020, the Company and ICANN announced that they reached a proposed agreement to amend the .com Registry Agreement (“Third .com Amendment”) and to enter into a new proposed framework for working together on initiatives to preserve and enhance the security, stability and resiliency of the DNS in the form of a binding Letter of Intent (“LOI”). Together these agreements satisfy the requirements described as part of the First .com Amendment. On March 27, 2020, the Company and ICANN entered into the Third .com Amendment. The Third .com Amendment allows the Company to increase the Maximum Price (as defined in the .com Registry Agreement) of .com domain name registrations by up to 7% over the previous year in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. The Third .com Amendment also clarifies that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. In order to support individuals and small businesses affected by the COVID-19 crisis, the Company announced on March 25, 2020 that it will freeze registry prices for all of its TLDs, including .com and .net, through the end of 2020.
Under the Cooperative Agreement, as amended by Amendment 35, no further DOC approval of the Third .com Amendment was required. Standard renewals of the .com Registry Agreement also do not require further DOC approval, although the prior written approval of the DOC is required upon the removal of, or any changes to the pricing section (other than as approved in Amendment 35), changes to the vertical integration provisions (other than the clarification approved in Amendment 35), changes to the security, stability and resiliency posture as reflected in the functional or performance specifications (including the SLAs), changes to the conditions for renewal or termination, or changes to the Whois service (other than such changes mandated by ICANN through temporary specifications or policies (“Temporary Policies”) and specifications or polices adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”)), as set forth in Amendment 35. We can provide no assurances that DOC approval would be provided upon our request for any of these changes.
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
Pricing. Under the terms of the Third .com Amendment, the Company may increase the Maximum Price (as defined in the .com Registry Agreement) of .com domain name registrations by up to 7% over the previous year in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018.
In addition, we are entitled to increase the price up to 7% due to the imposition of any new Consensus Policies or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS (“Extraordinary Expense”). The Third .com Amendment clarifies that Verisign’s ability to increase prices due to a Consensus Policy or Extraordinary Expense may occur only in years where Verisign does not take a price increase as described in the above paragraph. It is uncertain whether circumstances would arise that would permit a price increase due to a Consensus Policy or Extraordinary Expense, or if they do, whether we would seek to increase the price for .com domain name registrations for this reason.
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
Vertical integration. Under the Third .com Amendment, the parties clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain name registrations. Historically, all gTLD registry operators were subject to a vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal for certain other registry operators. Additionally, ICANN’s registry agreement for new gTLDs generally permits such vertical integration, with certain limitations including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. If we seek to become vertically integrated, it is uncertain whether approval to do so would be obtained under ICANN’s processes. Furthermore, even if we obtain such approval, we can provide no assurances that we will enter the domain name retail market, or that we will be successful if we choose to do so. If registry operators of other TLDs, including ccTLDs, are able to obtain competitive advantages through vertical integration, and we are not, it could materially harm our business.
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
Consensus Policies. Our Registry Agreements with ICANN require us to implement Consensus Policies and Temporary Policies. ICANN could adopt Consensus Policies or Temporary Policies that are unfavorable to us as the registry operator of .com, .net and our other gTLDs, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Such Consensus Policies or Temporary Policies could have a material adverse effect on our business. As an example, ICANN has adopted a Consensus Policy that would require Verisign to receive and display Thick Whois data for .com and .net, although that Policy is scheduled to be reviewed by ICANN. In addition, ICANN has adopted an interim Consensus Policy that establishes temporary requirements for registry operators and registrars regarding the collection, display and disclosure of Thick Whois data pending ICANN’s establishment of a permanent Consensus Policy. The costs of complying or failing to comply with these policies as well as laws and regulations, such as General Data Protection Regulation (“GDPR”), regarding personal information and data privacy, such as domestic and various foreign privacy regimes, could expose us to compliance costs and substantial liability, and result in costly and time-consuming investigations or litigation.
Technical Standards and ICANN Processes. Our Registry Agreements with ICANN require Verisign to implement and comply with various technical standards and specifications published by the Internet Engineering Task Force (“IETF”). ICANN could impose requirements on us through changes to these IETF standards that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Any such changes to the IETF standards could have a material adverse effect on our business. In addition, under Amendment 35, we have agreed to continue to operate the .com TLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS and under the LOI, we have agreed to work with the ICANN community to develop certain best practices and other commitments for the security, stability and resiliency of the DNS and the internet. Such policies and processes could expose us to compliance costs and substantial liability and result in costly and time-consuming investigations or litigation.
Legal Challenges. Our Registry Agreements have faced, and could face in the future, challenges, including possible legal challenges, or challenges under ICANN’s accountability mechanisms, resulting from our activities or the activities of ICANN, registrars, registrants, and others, and any adverse outcome from such challenges could have a material adverse effect on our business.
Governmental regulation and the application of new and existing laws in the U.S. and overseas may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of China has indicated that it will issue, and has issued, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of registry services in China and could impact the growth or renewal rates of domain name registrations in China. In addition to registry operators, some of these regulations also require registrars to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact our current and future business in China.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy, as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and that we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Maintainer System, the TLD name servers and the TLD zone files that we operate are critical to our operations. Therefore, attacks against third-party suppliers that provide services to our operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, that was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, or be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, and customers could be reluctant to use our services, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
Many internet service providers are beginning to adopt and apply internet reachability policies based on a system known as the Resource Public Key Infrastructure (“RPKI”), operated by the regional internet registries who allocate internet number resources, such as internet protocol addresses, to network operators. If the availability, integrity, or confidentiality of any of the information in the RPKI system is impacted or compromised in any of the regional internet registries, or the operations or ingestion of data from the RPKI system are otherwise impacted by a known or unknown vulnerability, our services may be negatively impacted.
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
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks have demonstrated that DDoS attacks continue to grow in size and sophistication and have an ability to widely disrupt internet services. Particularly since 2016, the size of DDoS attacks has grown rapidly, and we have successfully mitigated DDoS attacks during this time frame that are significantly larger than those we have historically experienced. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that are significant multiples of our normal transaction volume. Further, we are in the process of transitioning our security services customer contracts to Neustar. We will operate our DDoS protection services during this transition period. These DDoS protection services share some of the infrastructure used to protect our registry services business. Therefore the operation of such services might expose our critical infrastructure to temporary degradations or outages caused by DDoS attacks against those customers, in addition to any attacks directed specifically against us and our networks. Any new technologies or services used to replace or enhance existing or future DDoS and other attack mitigation capabilities may introduce risk that may not exist today in those environments and, if security incidents occur associated with those new technologies or services, could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community.
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
Additionally, over 1,200 new gTLDs have already been delegated into the root zone since 2012. ICANN plans on offering a subsequent round of new gTLDs, the timing of which remains uncertain. We believe there are potential security and stability issues that could involve the root zone and at other levels of the DNS from the deployment of the new gTLDs that should have been addressed before any new gTLDs were delegated, and despite our and others’ efforts, some of these issues have not been addressed by ICANN sufficiently, if at all. For example, domain name collisions have been reported to ICANN, which have resulted in various network interruptions for enterprises as well as confusion and usability issues that have led to phishing and other cyber-attacks. It is anticipated that as additional new gTLDs are delegated now, or in subsequent rounds, more domain name collisions and associated security issues will occur.
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
We seek to serve many new, developing and emerging markets in foreign countries to grow our business. These locations are rapidly evolving and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these locations is very uncertain. The factors that may affect acceptance or adoption of our services in these locations include the following:

•	regional internet infrastructure development, expansion, penetration and adoption;

•	acceptance and adoption of substitute products and services that enable online presence without a domain, including social media, e-commerce platforms, website builders and mobile applications;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices, and in particular, the use of mobile applications as the primary engagement mechanism for navigating the internet;

•	increasing cyber threats;

•
government regulations affecting internet access and availability, domain name registrations or the provision of registry services, data security or data localization, or e-commerce and telecommunications over the internet;

•	the maturity and depth of the sales channels within developing and emerging markets and their ability and motivation to establish and support sales for domain names;

•	preference for the use of ccTLDs as a substitute or alternative to our TLDs; and

•	increased acceptance and use of new gTLDs as substitutes for established gTLDs.
If the demand for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in these new locations, our business could be materially harmed.
The business environment is highly competitive and, if we do not compete effectively, we may suffer lower demand for our products, reduced gross margins and loss of market share.
The internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us to continually improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market position, we must continually improve our access to technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and internet users’ preferences and practices, or potentially launch entirely new products and services such as new gTLDs in anticipation of, or in response to, market trends. We cannot assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. In addition, our industry is characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish an online presence. We have been designated as the registry operator for certain new gTLDs including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and developers of desktop and mobile device software may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
See the “Competition” section in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
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
With the introduction of new gTLDs, many of our registrars have chosen to, and may continue to choose to, focus their short- or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including other new gTLDs, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and their resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in our TLDs as opposed to other competing TLDs, including the new gTLDs, or their own services, our business could be harmed.
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
A significant portion of our revenues is derived from customers outside the U.S. Our business operations in international locations has required, and will continue to require, significant management attention and resources. We may also need to tailor some of our services for a particular location and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international locations or expand our presence in existing locations. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business internationally, including, among others:

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
The Organization for Economic Cooperation and Development (“OECD”) has released plans to issue a final report by the end of 2020 that will provide a long-term, multilateral proposal on the taxation of the digital economy. If this proposal is ultimately agreed to and implemented by the OECD’s member states, there could be significant modifications in the way multinational corporations are taxed. In addition, some international tax jurisdictions have, or may, independently of the OECD, enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such proposals being adopted legislatively throughout the world and tax treaties being modified accordingly, any or all of these changes in tax policy for the digital economy could increase our taxes and adversely impact our financial condition, results of operations and cash flow.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of March 31, 2020, we had $1.15 billion in cash, cash equivalents, marketable securities and restricted cash, of which $639.9 million was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
We are subject to the risks of owning real property.
We own the land and building in Reston, Virginia that constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 - 31, 2020	286	$207.15	286	$268.3	million
February 1 - 29, 2020	230	$206.09	230	$963.8	million
March 1 - 31, 2020	772	$179.09	772	$825.6	million
	1,288		1,288
(1) Effective February 6, 2020, our Board authorized the repurchase of our common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

10.01	Third Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2020	8-K	3/27/20	10.1

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

VERISIGN, INC.

Date: April 23, 2020	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 23, 2020	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer