Form 10-Q
period 2020-06-30
VERISIGN INC/CA
filed 2020-07-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 17, 2020
Common stock, $0.001 par value per share	114,853,683

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$306,701	$508,196
Marketable securities	887,872	709,863
Other current assets	55,075	60,530
Total current assets	1,249,648	1,278,589
Property and equipment, net	250,290	250,283
Goodwill	52,527	52,527
Deferred tax assets	82,048	87,798
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	40,613	39,812
Total long-term assets	570,478	575,420
Total assets	$1,820,126	$1,854,009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$235,671	$209,988
Deferred revenues	782,661	755,178
Total current liabilities	1,018,332	965,166
Long-term deferred revenues	281,649	278,702
Senior notes	1,788,824	1,787,565
Long-term tax and other liabilities	131,645	312,676
Total long-term liabilities	2,202,118	2,378,943
Total liabilities	3,220,450	3,344,109
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 353,637 at June 30, 2020 and 353,157 at December 31, 2019; Outstanding shares: 115,011 at June 30, 2020 and 116,715 at December 31, 2019	14,592,929	14,990,011
Accumulated deficit	(15,990,895)	(16,477,490)
Accumulated other comprehensive loss	(2,358)	(2,621)
Total stockholders’ deficit	(1,400,324)	(1,490,100)
Total liabilities and stockholders’ deficit	$1,820,126	$1,854,009

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$314,365	$306,289	$626,889	$612,697
Costs and expenses:
Cost of revenues	43,608	44,066	89,181	89,570
Sales and marketing	8,890	12,399	15,494	22,918
Research and development	18,202	14,953	35,560	31,085
General and administrative	36,885	33,178	73,610	67,179
Total costs and expenses	107,585	104,596	213,845	210,752
Operating income	206,780	201,693	413,044	401,945
Interest expense	(22,535)	(22,635)	(45,070)	(45,266)
Non-operating income, net	7,403	11,436	14,487	23,639
Income before income taxes	191,648	190,494	382,461	380,318
Income tax (expense) benefit	(39,169)	(42,960)	104,134	(70,257)
Net income	152,479	147,534	486,595	310,061
Other comprehensive (loss) income	(2,000)	35	263	84
Comprehensive income	$150,479	$147,569	$486,858	$310,145

Earnings per share:
Basic	$1.32	$1.24	$4.20	$2.60
Diluted	$1.32	$1.24	$4.19	$2.59
Shares used to compute earnings per share
Basic	115,347	118,965	115,861	119,359
Diluted	115,544	119,361	116,137	119,837
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stockholders’ deficit, beginning of period	$(1,409,114)	$(1,406,129)	$(1,490,100)	$(1,385,474)

Common stock and additional paid-in capital
Beginning balance	14,734,618	15,523,895	14,990,011	15,707,126
Repurchase of common stock	(154,203)	(180,230)	(429,826)	(384,532)
Stock-based compensation expense	12,514	13,623	24,448	26,441
Issuance of common stock under stock plans	—	—	8,296	8,253
Balance, end of period	14,592,929	15,357,288	14,592,929	15,357,288

Accumulated deficit
Beginning balance	(16,143,374)	(16,927,262)	(16,477,490)	(17,089,789)
Net income	152,479	147,534	486,595	310,061
Balance, end of period	(15,990,895)	(16,779,728)	(15,990,895)	(16,779,728)

Accumulated other comprehensive loss
Beginning balance	(358)	(2,762)	(2,621)	(2,811)
Other comprehensive (loss) income	(2,000)	35	263	84
Balance, end of period	(2,358)	(2,727)	(2,358)	(2,727)

Total stockholders’ deficit, end of period	$(1,400,324)	$(1,425,167)	$(1,400,324)	$(1,425,167)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$486,595	$310,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	22,841	22,884
Stock-based compensation	23,428	25,617
Amortization of discount on investments in debt securities	(5,095)	(5,679)
Other, net	(3,006)	894
Changes in operating assets and liabilities:
Other assets	(10,146)	(10,254)
Accounts payable and accrued liabilities	25,796	(39,351)
Deferred revenues	30,430	31,857
Net deferred income taxes and other long-term tax liabilities	(175,471)	16,146
Net cash provided by operating activities	395,372	352,175
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	995,194	1,466,303
Purchases of marketable securities	(1,167,680)	(1,021,741)
Purchases of property and equipment	(21,891)	(20,189)
Proceeds received (payments made) related to sale of business	20,009	(6,311)
Net cash (used in) provided by investing activities	(174,368)	418,062
Cash flows from financing activities:
Repurchases of common stock	(429,826)	(384,532)
Proceeds from employee stock purchase plan	8,296	8,253
Net cash used in financing activities	(421,530)	(376,279)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(965)	243
Net (decrease) increase in cash, cash equivalents, and restricted cash	(201,491)	394,201
Cash, cash equivalents, and restricted cash at beginning of period	517,601	366,753
Cash, cash equivalents, and restricted cash at end of period	$316,110	$760,954
Supplemental cash flow disclosures:
Cash paid for interest	$43,708	$43,708
Cash paid for income taxes, net of refunds received	$26,472	$62,214

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2020	2019
	(In thousands)
Cash	$27,046	$33,238
Time deposits	3,971	3,924
Money market funds (Level 1)	155,113	149,624
Debt securities issued by the U.S. Treasury (Level 1)	1,017,852	1,040,678
Total	$1,203,982	$1,227,464

Cash and cash equivalents	$306,701	$508,196
Restricted cash (included in Other long-term assets)	9,409	9,405
Total Cash, cash equivalents, and restricted cash	316,110	517,601
Marketable securities	887,872	709,863
Total	$1,203,982	$1,227,464
The fair value of the debt securities held as of June 30, 2020 was $1.02 billion, including $0.4 million of gross and net unrealized gains. All of the debt securities held as of June 30, 2020 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2020, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023, 2025, and 2027 were $756.6 million, $555.0 million, and $579.0 million, respectively, as of June 30, 2020. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Prepaid expenses	$24,495	$19,818
Prepaid registry fees	22,539	21,717
Accounts receivable, net	5,338	1,524
Contingent consideration receivable	—	14,721
Other	2,703	2,750
Total other current assets	$55,075	$60,530
During the six months ended June 30, 2020 the Company received $20.4 million of contingent consideration related to its divested security services business. The excess of the proceeds received over the balance of the receivable was recognized as a gain and included in Non-operating income, net.
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Operating lease right-of-use asset	$10,228	$9,133
Restricted cash	9,409	9,405
Long-term prepaid registry fees	7,904	7,753
Other tax receivable	6,927	6,927
Other	6,145	6,594
Total other long-term assets	$40,613	$39,812
The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of June 30, 2020 reflects amortization of $9.0 million and $17.9 million during the three and six months ended June 30, 2020 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Accounts payable and accrued expenses	$14,964	$17,177
Taxes payable and other tax liabilities	78,242	33,435
Customer deposits	53,948	52,804
Accrued employee compensation	38,590	49,869
Interest payable	24,318	24,318
Accrued registry fees	12,316	11,529
Customer incentives payable	7,777	13,547
Other accrued liabilities	5,516	7,309
Total accounts payable and accrued liabilities	$235,671	$209,988

Taxes payable and other tax liabilities reflect amounts accrued for the income tax provision and payments made during the period. The Company deferred its U.S. federal tax payments to the third quarter of 2020 as permitted by IRS guidance. Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2019, was paid during the six months ended June 30, 2020. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance. Customer incentives payable includes amounts related to rebates and marketing programs payable to registrars. These amounts may vary from period to period due to the timing of payments.
Long-term tax and other liabilities

	June 30,	December 31,
	2020	2019
	(In thousands)
Long-term tax liabilities	$126,890	$308,112
Long-term operating lease liability	4,755	4,564
Long-term tax and other liabilities	$131,645	$312,676
During the six months ended June 30, 2020, the Company remeasured its previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement resulted in the recognition of a $167.8 million benefit in the first quarter of 2020.
Note 4. Stockholders’ Deficit
Effective February 6, 2020, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2020, the Company repurchased 0.7 million and 2.0 million shares of its common stock, respectively, at an average stock price of $205.45 and $195.68, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2020 was $150.0 million and $395.0 million, respectively. As of June 30, 2020, there was approximately $675.6 million remaining available for future share repurchases under the share repurchase program.
During the six months ended June 30, 2020, the Company placed 0.2 million shares, at an average stock price of $210.23, and for an aggregate cost of $34.9 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 238.6 million shares of its common stock for an aggregate cost of $10.63 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Weighted-average shares of common stock outstanding	115,347	118,965	115,861	119,359
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	197	396	276	478
Shares used to compute diluted earnings per share	115,544	119,361	116,137	119,837
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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
U.S.	$199,408	$191,848	$396,911	$384,003
EMEA	52,964	51,595	105,069	103,741
China	29,026	29,448	59,213	57,690
Other	32,967	33,398	65,696	67,263
Total revenues	$314,365	$306,289	$626,889	$612,697
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2020 was primarily driven by amounts billed in the first half of 2020 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $493.7 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of June 30, 2020 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cost of revenues	$1,555	$1,741	$3,203	$3,339
Sales and marketing	843	1,019	1,728	2,002
Research and development	1,780	1,642	3,456	3,231
General and administrative	7,809	8,753	15,041	17,045
Total stock-based compensation expense	$11,987	$13,155	$23,428	$25,617

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
RSUs	$9,102	$9,059	$18,189	$17,668
Performance-based RSUs	2,327	3,294	4,044	6,332
ESPP	1,085	1,270	2,215	2,441
Capitalization (included in Property and equipment, net)	(527)	(468)	(1,020)	(824)
Total stock-based compensation expense	$11,987	$13,155	$23,428	$25,617

Note 8. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$2,274	$7,228	$6,695	$14,588
Transition services income	—	4,050	2,100	8,100
Gain on sale of business	5,153	43	5,611	753
Other, net	(24)	115	81	198
Total non-operating income, net	$7,403	$11,436	$14,487	$23,639
The lower interest income during the three and six months ended June 30, 2020 reflects a decline in interest rates on our investments in debt securities. The transition services income relates to the divested security services business. The transition services agreement ended in February 2020. The gain on sale of business in 2020 represents the excess of the contingent consideration received related to the divested security services business compared to the estimated receivable.
Note 9. Income Taxes
The following table presents Income tax expense (benefit) and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax expense (benefit)	$39,169	$42,960	$(104,134)	$70,257
Effective tax rate	20%	23%	(27)%	18%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate and excess tax benefits related to stock-based compensation, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. Additionally, during the six months ended June 30, 2020, the Company remeasured its previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement, which resulted in the recognition of a $167.8 million benefit in the first quarter, was based on Internal Revenue Service (“IRS”) written confirmation indicating no examination adjustment would be proposed. Notwithstanding this written confirmation, the Company’s U.S. federal income tax returns remain under examination by the IRS for 2010 through 2014. The timing of completion and ultimate outcome of the audits remains uncertain and it is reasonably possible that during the next 12 months, the Company’s unrecognized tax benefits may change further as a result of IRS audits.

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
As of June 30, 2020, we had 162.1 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), competition from, and the continued introduction of, new generic top-level domains (“gTLDs”), and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $314.4 million and $626.9 million during the three and six months ended June 30, 2020, an increase of 3% and 2%, respectively, compared to the same periods in 2019.
•We recorded operating income of $206.8 million and $413.0 million during the three and six months ended June 30, 2020, an increase of 3% compared to the same periods in 2019.
•As of June 30, 2020, we had 162.1 million .com and .net registrations in the domain name base, which represents a 4% increase from June 30, 2019, and a net increase of 1.4 million domain name registrations from March 31, 2020.
•During the three months ended June 30, 2020, we processed 11.1 million new domain name registrations for .com and .net compared to 10.3 million for the same period in 2019.
•The final .com and .net renewal rate for the first quarter of 2020 was 75.4% compared to 75.0% for the first quarter of 2019. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•During the three months ended June 30, 2020, we repurchased 0.7 million shares of our common stock for an aggregate cost of $150.0 million. As of June 30, 2020, there was approximately $675.6 million remaining available for future share repurchases under our share repurchase program.
•We generated cash flows from operating activities of $395.4 million during the six months ended June 30, 2020, compared to $352.2 million for the same period in 2019.
•On July 23, 2020, we announced that we will extend the freeze on registry prices for all of our TLDs, including .com and .net, through March 31, 2021. Additionally, we announced the extension of the waiver of the wholesale restore fee for expired domains through the end of 2020.
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

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	13.9	14.4	14.2	14.6
Sales and marketing	2.8	4.0	2.5	3.7
Research and development	5.8	4.9	5.7	5.1
General and administrative	11.7	10.8	11.7	11.0
Total costs and expenses	34.2	34.1	34.1	34.4
Operating income	65.8	65.9	65.9	65.6
Interest expense	(7.2)	(7.4)	(7.2)	(7.4)
Non-operating income, net	2.4	3.7	2.3	3.9
Income before income taxes	61.0	62.2	61.0	62.1
Income tax (expense) benefit	(12.5)	(14.0)	16.6	(11.5)
Net income	48.5%	48.2%	77.6%	50.6%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered in the .com and .net registries we receive a fee from registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the Department of Commerce (“DOC”). New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, we entered into an agreement with the DOC to amend the Cooperative Agreement. The amendment extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased without further DOC approval by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. On March 27, 2020, Verisign and ICANN entered into an agreement to amend the .com Registry Agreement (“Third .com Amendment”) that incorporates these changes to the pricing terms. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. As part of our response to the COVID-19 crisis, we announced on March 25, 2020 that we will freeze registry prices for domain name registrations and renewals for all of our TLDs, including .com and .net, through the end of 2020. On July 23, 2020, we announced that we will extend the freeze on registry prices for all of our TLDs, including .com and .net, through March 31, 2021. Within the current six-year period under the Third .com Amendment, the first year in which we may increase the price for .com domain names ends on October 25, 2021, and we expect to effectuate a .com price increase by that date. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
Revenues	$314,365	3%	$306,289	$626,889	2%	$612,697

The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2020	% Change	June 30, 2019
.com and .net domain name registrations in the domain name base	162.1 million	4%	156.1 million
Revenues increased by $8.1 million and $14.2 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com TLD, partially offset by the elimination of revenues from our divested security services business. The increase in revenues from the .com TLD was driven by a 4% increase in the domain name base for .com.
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
We expect the rate of growth in revenues will remain consistent during the remainder of 2020 compared to the six months ended June 30, 2020, as a result of continued growth in the aggregate number of .com domain names.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
U.S.	$199,408	4%	$191,848	$396,911	3%	$384,003
EMEA	52,964	3%	51,595	105,069	1%	103,741
China	29,026	(1)%	29,448	59,213	3%	57,690
Other	32,967	(1)%	33,398	65,696	(2)%	67,263
Total revenues	$314,365		$306,289	$626,889		$612,697
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three and six months ended June 30, 2020, the majority of our revenue growth has come from increased sales to registrars based in the U.S.
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
A comparison of Cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
Cost of revenues	$43,608	(1)%	$44,066	$89,181	—%	$89,570
Cost of revenues remained consistent during the three and six months ended June 30, 2020, compared to the same periods last year as decreases in salary and employee benefits expenses of $1.0 million and $1.5 million, respectively, during the three and six months ended June 30, 2020 resulting from a functional realignment of some headcount to research and development were offset by other individually insignificant increases.

We expect Cost of revenues as a percentage of revenues to remain consistent during the remainder of 2020 compared to the six months ended June 30, 2020.
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
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$8,890	(28)%	$12,399	$15,494	(32)%	$22,918
Sales and marketing expenses decreased by $3.5 million and $7.4 million during the three and six months ended June 30, 2020, respectively, compared to the same periods last year, primarily due to decreases in advertising and marketing expenses of $2.4 million and $5.5 million, respectively, as a result of decreases in marketing programs in various regions.
We expect Sales and marketing expenses as a percentage of revenues to increase during the remainder of 2020, compared to the six months ended June 30, 2020, as we execute more advertising and marketing campaigns.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
Research and development	$18,202	22%	$14,953	$35,560	14%	$31,085
Research and development expenses increased by $3.2 million and $4.5 million during the three and six months ended June 30, 2020, respectively, compared to the same periods last year, primarily due to increases in salary and employee benefits expenses of $2.7 million and $3.8 million, respectively, resulting from a functional realignment of some headcount from cost of revenues, additional headcount increases, and an increase in expenses for other employee benefits including expanded paid time off benefits provided to employees in response to the COVID-19 pandemic.
We expect Research and development expenses as a percentage of revenues to increase slightly during the remainder of 2020 compared to the six months ended June 30, 2020.
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
A comparison of General and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
General and administrative	$36,885	11%	$33,178	$73,610	10%	$67,179
General and administrative expenses increased by $3.7 million during the three months ended June 30, 2020, compared to the same period last year, due to a $2.2 million increase in salary and employee benefits expenses resulting from an increase in average headcount as well as an increase in expenses for other employee benefits.

General and administrative expenses increased by $6.4 million during the six months ended June 30, 2020, compared to the same period last year, due to increases in salary and employee benefits expenses and charitable contributions, partially offset by a decrease in stock-based compensation expenses. Salary and employee benefits expenses increased by $4.0 million as a result of an increase in average headcount as well as an increase in expenses for other employee benefits. Charitable contributions increased by $3.1 million to support the response to the COVID-19 pandemic and to promote equal justice. Stock-based compensation expense decreased by $2.0 million as a result of a decrease in the projected achievement level on certain performance-based RSU grants.
We expect General and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2020 compared to the six months ended June 30, 2020.
Interest expense
Interest expense remained consistent in the three and six months ended June 30, 2020 as compared to the same period last year. We expect quarterly Interest expense to remain consistent during the remainder of 2020 compared to the six months ended June 30, 2020.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$2,274	$7,228	$6,695	$14,588
Transition services income	—	4,050	2,100	8,100
Gain on sale of business	$5,153	$43	$5,611	$753
Other, net	$(24)	$115	$81	$198
Total non-operating income, net	7,403	11,436	$14,487	$23,639
Interest income decreased in the three and six months ended June 30, 2020 due to a decline in interest rates on our investments in debt securities. Transition services income related to our divested security services business decreased in the three and six months ended June 30, 2020 due to the expiration of the transition services agreement in February 2020. Gain on sale of business increased in the three and six months ended June 30, 2020 as the result of contingent consideration received related to our divested security services business in excess of the estimated receivable.
We expect Non-operating income, net to decrease as a percentage of revenues during the remainder of 2020 compared to the six months ended June 30, 2020 due to the impact of the decline in interest rates on our investments in debt securities and the expiration of the transition services agreement.
Income tax expense (benefit)
The following table presents Income tax (benefit) expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax expense (benefit)	$39,169	$42,960	$(104,134)	$70,257
Effective tax rate	20%	23%	(27)%	18%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate and excess tax benefits related to stock-based compensation, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. During the six months ended June 30, 2020, the Company remeasured its previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement, which resulted in the recognition of a $167.8 million benefit in the first quarter, was based on Internal Revenue Service (“IRS”) written confirmation indicating no examination adjustment would be proposed. Notwithstanding this written confirmation, the Company’s U.S. federal income tax returns remain under examination by the IRS for 2010 through 2014. The timing of completion and ultimate outcome of the audits remains uncertain and it is reasonably possible that during the next 12 months, the Company’s unrecognized tax benefits may change further as a result of IRS audits.

During the first quarter of 2020, new legislation was enacted and new IRS guidance was issued to provide relief to businesses in response to the COVID-19 pandemic.  We have evaluated the tax provisions included in legislation such as the CARES Act, as well as recent IRS guidance and we do not expect it to have a significant impact on our financial position, results of operations or cash flows.
We expect our annual effective tax rate for 2020 to be a net benefit of between 5% and 2%, which reflects the income tax benefit from $167.8 million of previously unrecognized tax benefits recognized in the first quarter of 2020.
Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$306,701	$508,196
Marketable securities	887,872	709,863
Total	$1,194,573	$1,218,059
As of June 30, 2020, our principal sources of liquidity were $306.7 million of cash and cash equivalents and $887.9 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of less than 90 days. As of June 30, 2020, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2020, we repurchased 0.7 million shares of our common stock for an aggregate cost of $150.0 million. As of June 30, 2020, there was approximately $675.6 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of June 30, 2020, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of 4.625% senior unsecured notes due 2023. As of June 30, 2020, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
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
In summary, our cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$395,372	$352,175
Net cash (used in) provided by investing activities	(174,368)	418,062
Net cash used in financing activities	(421,530)	(376,279)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(965)	243
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(201,491)	$394,201
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2020, compared to the same period last year, primarily due to a decrease in cash paid for income taxes and to vendors, and an increase in cash received from customers, partially offset by decreases in cash received from interest on investments and from transition services. Cash paid for income taxes decreased primarily due to IRS guidance that permitted the deferral of U.S. federal tax payments until the third quarter of 2020. Cash received from customers increased primarily due to higher domain name registrations and renewals. Cash paid to vendors decreased primarily due to the timing of payments. Cash received for interest on investments decreased due to a decline in interest rates. Cash received from transition services decreased due to the expiration of the transition services agreement related to our divested security services business in February 2020.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.
We had net cash outflows from investing activities in the six months ended June 30, 2020, compared to net cash inflows during the same period last year, primarily due to a decrease in proceeds from sales and maturities of marketable securities, net of purchases, partially offset by contingent consideration received in the first half of 2020 related to our divested security services business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and our employee stock purchase plan.
Net cash used in financing activities increased during the six months ended June 30, 2020, compared to the same period last year, primarily due to an increase in share repurchases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, prospects, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC. Additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below.

The effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. The pandemic, and the preventative measures taken in response (including “shelter-in-place” or “stay-at-home” and similar orders issued by international, federal, state or local authorities and the subsequent relaxation of such orders), have resulted in, and are expected to continue to result in, significant volatility and business and economic disruptions and uncertainty. We have taken steps to protect our employees and we continue to operate all of our services, including our registry services for .com and .net and our root operations, but the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain and rapidly changing and will depend on numerous evolving factors that we may not be able to control or predict, including:
•the duration and scope of the pandemic;
•the extent and effectiveness of responsive actions, including the relaxation of orders by authorities or by us, and the impact of these and other factors on our employees, customers and vendors;
•the impact of the pandemic on our employees, including key personnel;
•the extent to which we are able to maintain and replace critical internet infrastructure components, when necessary;
•our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, while most of our employees continue to work remotely; and
•any negative impact on the demand for new and renewal domain name registrations resulting from the economic disruption caused by the pandemic and responses thereto.
As of the date of this Quarterly Report on Form 10-Q, our business, operations financial condition and results of operations have not been adversely impacted by the COVID-19 pandemic. Further, the impact of COVID-19 and the volatile regional and global economic conditions stemming from the pandemic may also precipitate or exacerbate other risks discussed in these Risk Factors, any of which could have a material effect on us. This situation is changing rapidly and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are unable to successfully respond to and manage the impact of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted and this impact could be material.

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
Modifications or Amendments. In October 2016, the Company and ICANN entered into an amendment to extend the term of the .com Registry Agreement to November 30, 2024 (“First .com Amendment”). As part of the First .com Amendment, the Company and ICANN agreed to negotiate in good faith to amend the terms of the .com Registry Agreement: (i) to preserve and enhance the security and stability of the internet or the .com TLD, and (ii) as may be necessary for consistency with changes to, or the termination or expiration of, the Cooperative Agreement. On March 27, 2020, the Company and ICANN entered into an amendment to the .com Registry Agreement (“Third .com Amendment”) and a binding Letter of Intent (“LOI”). Together these agreements satisfied the requirements in the First .com Amendment noted above. The Third .com Amendment allows the Company to increase the Maximum Price (as defined in the .com Registry Agreement) of .com domain name registrations by up to 7% over the previous year in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. The Third .com Amendment also clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. The LOI sets forth a new framework for the Company and ICANN to work together on initiatives to preserve and enhance the security, stability and resiliency of the DNS.
Under the Cooperative Agreement, as amended by Amendment 35, no further DOC approval of the Third .com Amendment was required. Standard renewals of the .com Registry Agreement also do not require further DOC approval, although the prior written approval of the DOC is required upon the removal of, or any changes to the pricing section (other than as approved in Amendment 35), changes to the vertical integration provisions (other than the clarification approved in Amendment 35), changes to the security, stability and resiliency posture as reflected in the functional or performance specifications (including the SLAs), changes to the conditions for renewal or termination, or changes to the Whois service (other than such changes mandated by ICANN through temporary specifications or policies (“Temporary Policies”) and specifications or policies adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”)), as set forth in Amendment 35. We can provide no assurances that DOC approval would be provided upon our request for any of these changes.
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
In addition to the contractual right described above, we are entitled to increase the price up to 7% due to the imposition of any new Consensus Policies or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS (“Extraordinary Expense”). The Third .com Amendment clarifies that the Company’s ability to increase prices due to a Consensus Policy or Extraordinary Expense may occur only in years where the Company does not take a price increase as described in the above paragraph. It is uncertain whether circumstances would arise that would permit a price increase due to a Consensus Policy or Extraordinary Expense, or if they do, whether we would seek to increase the price for .com domain name registrations for this reason.
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
Vertical integration. Under the Third .com Amendment, the parties clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain name registrations. Historically, all gTLD registry operators were subject to a vertical integration prohibition; however, ICANN has established a process whereby registry operators may seek ICANN’s approval to remove this restriction, and ICANN has approved such removal for certain other registry operators. Additionally, ICANN’s registry agreement for new

gTLDs generally permits such vertical integration with certain limitations, including ICANN’s right, but not the obligation, to refer such vertical integration activities to competition authorities. If we seek to become vertically integrated, it is uncertain whether approval to do so would be obtained under ICANN’s processes. Furthermore, even if we obtain such approval, we can provide no assurances that we will enter the domain name retail market, or that we will be successful if we choose to do so. If registry operators of other TLDs, including ccTLDs, are able to obtain competitive advantages through vertical integration, and we are not, it could materially harm our business.
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
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy, as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements and that we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Maintainer System, the TLD name servers and the TLD zone files that we operate are critical to our operations. Therefore, attacks against third-party suppliers that provide products or services supporting these critical elements of our operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, that was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of, information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, or be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, and customers could be reluctant to use our services, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
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
The evolution of internet practices and behaviors, the adoption of substitute technologies, or price increases may impact the demand for domain names.
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct e-commerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet, as well as the motivation of domain name registrants and how they will monetize their investment in domain names, can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names at an increased price. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors, including regulations limiting the resale of domain names, could result in a decrease in the demand and/or renewal rates for domain names in our TLDs. Such a resulting decrease in demand and/or renewal rates could negatively impact the volume of new domain name registrations, our renewal rates and our associated revenue growth.
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
In addition, alternative TLDs that are operated outside the root zone have been and continue to be proposed, for example, as part of certain blockchain namespace systems. To the extent that web browsers, applications, registrars and DNS resolvers recognize and support such TLDs, and that internet users are able to perform online operations with such TLDs, demand for TLDs in the root zone, including our TLDs, could be negatively impacted.
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
We seek to serve many new, developing and emerging markets in foreign countries to grow our business. These locations are rapidly evolving and may not grow. Even if these markets grow, our services may not be widely used or accepted. Accordingly, the demand for our services in these locations is very uncertain. The factors that may affect acceptance or adoption of our services in these locations include the following:
•regional internet infrastructure development, expansion, penetration and adoption;
•acceptance and adoption of substitute products and services that enable online presence without a domain, including social media, e-commerce platforms, website builders and mobile applications;
•public perception of the security of our technologies and of IP and other networks;
•the introduction and consumer acceptance of new generations of mobile devices, and in particular, the use of mobile applications as the primary engagement mechanism for navigating the internet;
•increasing cyber threats;
•government regulations affecting internet access and availability, domain name registrations or the provision of registry services, data security or data localization, or e-commerce and telecommunications over the internet;
•the maturity and depth of the sales channels within developing and emerging markets and their ability and motivation to establish and support sales for domain names;
•preference for the use of ccTLDs as a substitute or alternative to our TLDs; and
•increased acceptance and use of new gTLDs as substitutes for established gTLDs.
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
With the introduction of new gTLDs, many of our registrars and resellers have chosen to, and may continue to choose to, focus their short- or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including other new gTLDs, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in our TLDs as opposed to other competing TLDs, including the new gTLDs, or their own services, our business could be harmed.
If we encounter system interruptions or failures, we could be exposed to liability and our reputation and business could suffer.
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:
•power loss, transmission cable cuts and other telecommunications failures;
•damage or interruption caused by fire, earthquake, and other natural disasters;
•attacks, including hacktivism, by miscreants or other nefarious actors;
•computer viruses, software defects, or hardware defects, both in our systems and those of our service providers and suppliers;
•any potential failure to timely replace or upgrade network equipment;
•physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks, unintentional mistakes or errors, and other events beyond our control;
•risks inherent in or arising from the terms and conditions of our agreements with service providers to operate our networks and data centers;
•interconnection and internet routing system vulnerabilities;
•state suppression of internet operations; and

•any failure to implement effective and timely remedial actions in response to any vulnerability, damage or interruption.
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
In addition, our services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have had periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages or may choose to discontinue their service. In addition, if the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
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
An unfavorable global market, economic, social, public health, and political environment has impacted or may negatively impact, among other things:
•our customers’ or end-users’ continued growth and development of their businesses, or their ability to maintain their businesses and continue as going concerns, which could affect demand for our products and services;
•current and future demand for our services, including as a result of reduced spending on information technology and communications by our customers;
•price competition for our products and services;
•the price of our common stock;
•our liquidity and our associated ability to execute on any share repurchase plans; and
•our ability to service our debt, to obtain financing or assume new debt obligations.
In addition, to the extent that the above conditions impacts specific industry and geographic sectors in which many end-users of our products and services are concentrated, we may experience a disproportionate negative impact on our business.
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
•competition with foreign companies or other domestic companies entering the foreign markets in which we operate, as well as foreign governments actively promoting ccTLDs that we do not operate;
•legal uncertainty regarding liability, enforcing our contracts, and compliance with foreign laws;
•economic tensions between governments and changes in international trade policies and/or the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;
•tariffs and other trade barriers and restrictions;
•difficulties in staffing and managing foreign operations;
•currency exchange rate fluctuations;
•potential problems associated with adapting our services to technical conditions existing in different countries;
•difficulty of verifying end-user information, including for the purposes of complying with the verification requirements of certain countries and with the economic and trade sanctions programs administered by OFAC;
•more stringent privacy and data localization policies in some foreign countries;
•additional vulnerability from terrorist groups targeting U.S. interests abroad;
•potentially conflicting or adverse tax consequences;
•reliance on third parties in foreign markets in which we only recently started doing business; and
•potential concerns of international customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.
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
The Organization for Economic Cooperation and Development (“OECD”) plans to issue a final report that will provide a long-term, multilateral proposal on the taxation of the digital economy. If this proposal is ultimately agreed to and implemented by the OECD’s member states, there could be significant modifications in the way multinational corporations are taxed. In addition, some international tax jurisdictions have, or may, independently of the OECD, enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such proposals being adopted legislatively throughout the world and tax treaties being modified accordingly, any or all of these changes in tax policy for the digital economy could increase our taxes and adversely impact our financial condition, results of operations and cash flow.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of June 30, 2020, we had $1.20 billion in cash, cash equivalents, marketable securities and restricted cash, of which $887.9 million was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.

We are subject to the risks of owning real property.
We own the land and building in Reston, Virginia that constitutes our headquarters facility. Ownership of this property, as well as our data centers in Dulles, Virginia and New Castle, Delaware, may subject us to risks, including:
•adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, easements or other encumbrances, a government exercising its right of eminent domain, or other factors;
•ongoing maintenance expenses and costs of improvements or repairs;
•the possible need for structural improvements in order to comply with environmental, health and safety, zoning, seismic, disability law, or other requirements;
•the possibility of environmental contamination or notices of violation from federal or state environmental agencies; and
•possible disputes with neighboring owners, tenants, service providers or others.
We have anti-takeover protections that may discourage, delay or prevent a change in control that could benefit our stockholders.
Our amended and restated Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for an outside party to acquire us without the consent of our Board of Directors (“Board”). These provisions include:
•our stockholders may take action only at a duly called meeting and not by written consent;
•special meetings of our stockholders may be called only by the chairman of the board of directors, the president, our Board, or the secretary (acting as a representative of the stockholders) whenever a stockholder or group of stockholders owning at least 25% in the aggregate of the capital stock issued, outstanding and entitled to vote, and who held that amount in a net long position continuously for at least one year, so request in writing;
•vacancies and newly created directorships on our Board can be filled until the next annual meeting of stockholders by a majority of directors then in office; and
•our Board has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 - 30, 2020	279	$197.18	279	$770.6	million
May 1 - 31, 2020	213	$211.86	213	$725.3	million
June 1 - 30, 2020	238	$209.39	238	$675.6	million
	730		730
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

VERISIGN, INC.

Date: July 23, 2020	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 23, 2020	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer