Form 10-Q
period 2020-09-30
VERISIGN INC/CA
filed 2020-10-22
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 16, 2020
Common stock, $0.001 par value per share	114,109,868

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$145,701	$508,196
Marketable securities	1,004,658	709,863
Other current assets	55,767	60,530
Total current assets	1,206,126	1,278,589
Property and equipment, net	248,587	250,283
Goodwill	52,527	52,527
Deferred tax assets	76,903	87,798
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	35,163	39,812
Total long-term assets	558,180	575,420
Total assets	$1,764,306	$1,854,009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$198,342	$209,988
Deferred revenues	779,666	755,178
Total current liabilities	978,008	965,166
Long-term deferred revenues	281,887	278,702
Senior notes	1,789,453	1,787,565
Long-term tax and other liabilities	101,206	312,676
Total long-term liabilities	2,172,546	2,378,943
Total liabilities	3,150,554	3,344,109
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 353,730 at September 30, 2020 and 353,157 at December 31, 2019; Outstanding shares: 114,262 at September 30, 2020 and 116,715 at December 31, 2019	14,436,409	14,990,011
Accumulated deficit	(15,819,916)	(16,477,490)
Accumulated other comprehensive loss	(2,741)	(2,621)
Total stockholders’ deficit	(1,386,248)	(1,490,100)
Total liabilities and stockholders’ deficit	$1,764,306	$1,854,009

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$317,879	$308,421	$944,768	$921,118
Costs and expenses:
Cost of revenues	45,024	44,443	134,205	134,013
Sales and marketing	8,389	9,857	23,883	32,775
Research and development	19,708	14,619	55,268	45,704
General and administrative	38,109	33,886	111,719	101,065
Total costs and expenses	111,230	102,805	325,075	313,557
Operating income	206,649	205,616	619,693	607,561
Interest expense	(22,537)	(22,633)	(67,607)	(67,899)
Non-operating income, net	775	10,498	15,262	34,137
Income before income taxes	184,887	193,481	567,348	573,799
Income tax (expense) benefit	(13,908)	(39,568)	90,226	(109,825)
Net income	170,979	153,913	657,574	463,974
Other comprehensive (loss) income	(383)	308	(120)	392
Comprehensive income	$170,596	$154,221	$657,454	$464,366

Earnings per share:
Basic	$1.49	$1.30	$5.70	$3.90
Diluted	$1.49	$1.30	$5.68	$3.89
Shares used to compute earnings per share
Basic	114,655	118,194	115,456	118,966
Diluted	114,831	118,569	115,699	119,410
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stockholders’ deficit, beginning of period	$(1,400,324)	$(1,425,167)	$(1,490,100)	$(1,385,474)

Common stock and additional paid-in capital
Beginning balance	14,592,929	15,357,288	14,990,011	15,707,126
Repurchase of common stock	(173,879)	(198,953)	(603,705)	(583,485)
Stock-based compensation expense	13,078	13,081	37,526	39,522
Issuance of common stock under stock plans	4,281	4,899	12,577	13,152
Balance, end of period	14,436,409	15,176,315	14,436,409	15,176,315

Accumulated deficit
Beginning balance	(15,990,895)	(16,779,728)	(16,477,490)	(17,089,789)
Net income	170,979	153,913	657,574	463,974
Balance, end of period	(15,819,916)	(16,625,815)	(15,819,916)	(16,625,815)

Accumulated other comprehensive loss
Beginning balance	(2,358)	(2,727)	(2,621)	(2,811)
Other comprehensive (loss) income	(383)	308	(120)	392
Balance, end of period	(2,741)	(2,419)	(2,741)	(2,419)

Total stockholders’ deficit, end of period	$(1,386,248)	$(1,451,919)	$(1,386,248)	$(1,451,919)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$657,574	$463,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	34,463	34,327
Stock-based compensation	36,106	38,237
Amortization of discount on investments in debt securities	(5,844)	(10,271)
Other, net	(2,638)	2,126
Changes in operating assets and liabilities:
Other assets	(11,107)	(12,123)
Accounts payable and accrued liabilities	(5,912)	(7,110)
Deferred revenues	27,673	24,563
Net deferred income taxes and other long-term tax liabilities	(195,353)	26,571
Net cash provided by operating activities	534,962	560,294
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,804,541	1,523,862
Purchases of marketable securities	(2,093,437)	(1,721,661)
Purchases of property and equipment	(36,933)	(31,498)
Proceeds received (payments made) related to sale of business	20,009	(8,530)
Net cash used in investing activities	(305,820)	(237,827)
Cash flows from financing activities:
Repurchases of common stock	(603,705)	(583,485)
Proceeds from employee stock purchase plan	12,577	13,152
Net cash used in financing activities	(591,128)	(570,333)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(506)	(208)
Net decrease in cash, cash equivalents, and restricted cash	(362,492)	(248,074)
Cash, cash equivalents, and restricted cash at beginning of period	517,601	366,753
Cash, cash equivalents, and restricted cash at end of period	$155,109	$118,679
Supplemental cash flow disclosures:
Cash paid for interest	$56,860	$57,074
Cash paid for income taxes, net of refunds received	$105,258	$75,197

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	September 30,	December 31,
	2020	2019
	(In thousands)
Cash	$27,162	$33,238
Time deposits	4,078	3,924
Money market funds (Level 1)	123,869	149,624
Debt securities issued by the U.S. Treasury (Level 1)	1,004,658	1,040,678
Total	$1,159,767	$1,227,464

Cash and cash equivalents	$145,701	$508,196
Restricted cash (included in Other long-term assets)	9,408	9,405
Total Cash, cash equivalents, and restricted cash	155,109	517,601
Marketable securities	1,004,658	709,863
Total	$1,159,767	$1,227,464
The fair value of the debt securities held as of September 30, 2020 was $1.00 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of September 30, 2020 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2020, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2023, 2025, and 2027 were $757.9 million, $554.9 million, and $585.9 million, respectively, as of September 30, 2020. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Prepaid expenses	$22,032	$19,818
Prepaid registry fees	22,578	21,717
Accounts receivable, net	6,356	1,524
Contingent consideration receivable	—	14,721
Other	4,801	2,750
Total other current assets	$55,767	$60,530
During the nine months ended September 30, 2020, the Company received $20.4 million of contingent consideration related to its divested security services business. The excess of the proceeds received over the balance of the receivable was recognized as a gain and included in Non-operating income, net.
Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Operating lease right-of-use asset	$11,184	$9,133
Restricted cash	9,408	9,405
Long-term prepaid registry fees	7,942	7,753
Other tax receivable	1,254	6,927
Other	5,375	6,594
Total other long-term assets	$35,163	$39,812
The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of September 30, 2020 reflects amortization of $9.1 million and $27.0 million during the three and nine months ended September 30, 2020 which was recorded in Cost of Revenues. Other tax receivables as of December 31, 2019 included indirect benefits related to the previously unrecognized tax benefits that were remeasured during the three months ended September 30, 2020, as discussed in Note 9. Income Taxes.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Accounts payable and accrued expenses	$10,469	$17,177
Taxes payable and other tax liabilities	34,176	33,435
Customer deposits	46,890	52,804
Accrued employee compensation	44,106	49,869
Interest payable	33,021	24,318
Accrued registry fees	12,419	11,529
Customer incentives payable	10,971	13,547
Other accrued liabilities	6,290	7,309
Total accounts payable and accrued liabilities	$198,342	$209,988

Taxes payable and other tax liabilities reflect amounts accrued for the income tax provision and payments made during the period. Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2019, was paid during the nine months ended September 30, 2020. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance. Customer incentives payable includes amounts related to rebates and marketing programs payable to registrars. These amounts may vary from period to period due to the timing of payments.
Long-term tax and other liabilities

	September 30,	December 31,
	2020	2019
	(In thousands)
Long-term tax liabilities	$96,190	$308,112
Long-term operating lease liability	5,016	4,564
Long-term tax and other liabilities	$101,206	$312,676
During the nine months ended September 30, 2020, the Company remeasured certain previously unrecognized income tax benefits, including those relating to the worthless stock deduction taken in 2013. These remeasurements resulted in the recognition of $191.8 million of income tax benefits in the nine months ended September 30, 2020, as discussed in Note 9. Income Taxes.
Note 4. Stockholders’ Deficit
Effective February 6, 2020, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and nine months ended September 30, 2020, the Company repurchased 0.8 million and 2.8 million shares of its common stock, respectively, at an average stock price of $206.61 and $198.84, respectively. The aggregate cost of the repurchases in the three and nine months ended September 30, 2020 was $170.0 million and $564.9 million, respectively. As of September 30, 2020, there was approximately $505.6 million remaining available for future share repurchases under the share repurchase program.
During the nine months ended September 30, 2020, the Company placed 0.2 million shares, at an average stock price of $209.90, and for an aggregate cost of $38.8 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 239.5 million shares of its common stock for an aggregate cost of $10.81 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Weighted-average shares of common stock outstanding	114,655	118,194	115,456	118,966
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	176	375	243	444
Shares used to compute diluted earnings per share	114,831	118,569	115,699	119,410
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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
U.S.	$202,934	$193,392	$599,845	$577,395
EMEA	54,034	51,480	159,103	155,221
China	27,463	30,647	86,676	88,337
Other	33,448	32,902	99,144	100,165
Total revenues	$317,879	$308,421	$944,768	$921,118
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the nine months ended September 30, 2020 was primarily driven by amounts billed in the first nine months of 2020 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $644.0 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of September 30, 2020 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cost of revenues	$1,558	$1,725	$4,761	$5,064
Sales and marketing	830	864	2,558	2,866
Research and development	1,810	1,513	5,266	4,744
General and administrative	8,480	8,518	23,521	25,563
Total stock-based compensation expense	$12,678	$12,620	$36,106	$38,237

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
RSUs	$10,871	$10,650	$29,060	$28,318
Performance-based RSUs	1,102	1,222	5,146	7,554
ESPP	1,105	1,209	3,320	3,650
Capitalization (included in Property and equipment, net)	(400)	(461)	(1,420)	(1,285)
Total stock-based compensation expense	$12,678	$12,620	$36,106	$38,237

Note 8. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$805	$6,457	$7,500	$21,045
Transition services income	—	3,750	2,100	11,850
Gain on sale of business	(9)	64	5,602	817
Other, net	(21)	227	$60	$425
Total non-operating income, net	$775	$10,498	$15,262	$34,137
The lower interest income during the three and nine months ended September 30, 2020 reflects a decline in interest rates on our investments in debt securities. The transition services income relates to the divested security services business. The transition services agreement ended in February 2020. The gain on sale of business in 2020 represents the excess of the contingent consideration received related to the divested security services business compared to the estimated receivable.
Note 9. Income Taxes
The following table presents Income tax expense (benefit) and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax expense (benefit)	$13,908	$39,568	$(90,226)	$109,825
Effective tax rate	8%	20%	(16)%	19%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate and excess tax benefits related to stock-based compensation, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits.
Additionally, the Company remeasured certain previously unrecognized income tax benefits, which resulted in the recognition of $24.0 million and $191.8 million of income tax benefits in the three and nine months ended September 30, 2020, respectively. The most significant portion of these tax benefits related to the worthless stock deduction taken in 2013, which resulted in the recognition of a $167.8 million benefit in the first quarter of 2020. These remeasurements were based on written confirmations from Internal Revenue Service (“IRS”), received in the first and third quarters of 2020, indicating no examination adjustments would be proposed related to the worthless stock deduction or certain other matters reviewed as part of the audit of the Company’s federal income tax returns for 2010 through 2014. Notwithstanding these written confirmations, the Company’s U.S. federal income tax returns for those years remain under examination by the IRS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2019 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about (i) the impact from the effects of the COVID-19 pandemic, (ii) the rate of growth in revenues for the remainder of 2020, (iii) Cost of revenues, Sales and marketing expenses, Research and development expenses, General and administrative expenses, Interest expense, and Non-operating income, net, for the remainder of 2020, (iv) the impact of new legislation and IRS guidance issued in response to the COVID-19 pandemic, and (v) our annual effective tax rate for 2020. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2020 and the 2019 Form 10-K, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

As of September 30, 2020, we had 163.7 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), competition from, and the continued introduction of, new generic top-level domains (“gTLDs”), and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $317.9 million and $944.8 million during the three and nine months ended September 30, 2020, an increase of 3% compared to the same periods in 2019.
•We recorded operating income of $206.6 million and $619.7 million during the three and nine months ended September 30, 2020, an increase of 1% and 2%, respectively, compared to the same periods in 2019.
•As of September 30, 2020, we had 163.7 million .com and .net registrations in the domain name base, which represents a 4% increase from September 30, 2019, and a net increase of 1.7 million domain name registrations from June 30, 2020.
•During the three months ended September 30, 2020, we processed 10.9 million new domain name registrations for .com and .net compared to 9.9 million for the same period in 2019.
•The final .com and .net renewal rate for the second quarter of 2020 was 72.8% compared to 74.2% for the second quarter of 2019. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•During the three months ended September 30, 2020, we repurchased 0.8 million shares of our common stock for an aggregate cost of $170.0 million. As of September 30, 2020, there was approximately $505.6 million remaining available for future share repurchases under our share repurchase program.
•We generated cash flows from operating activities of $535.0 million during the nine months ended September 30, 2020, compared to $560.3 million for the same period in 2019.
• During the three months ended September 30, 2020, we remeasured certain previously unrecognized income tax benefits which resulted in the recognition of a $24.0 million benefit in the quarter.

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
COVID-19 Update
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have established a task force to monitor the pandemic and have taken a number of actions to protect our employees, including restricting travel, modifying our sick leave policy to encourage quarantine and isolation when warranted, and directing most of our employees to work from home. We have implemented our readiness plans, which include the ability to maintain critical internet infrastructure with most employees working remotely. We believe that the effects of the pandemic to date have led to an increase in the demand for domain names, particularly as businesses and entrepreneurs have been seeking to establish or expand their presence online in response to the pandemic. Our revenues increased during the first three quarters of 2020 compared to the same periods last year primarily driven by an increase in the domain name base for the .com TLD; however, the situation remains uncertain and hard to predict. The broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future growth in the domain name base, remain uncertain. The duration and severity of the economic disruptions from the pandemic may ultimately result in negative impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. Because fees for domain name registrations and renewals are generally due at the time of registration or renewal and revenues from such registrations and renewals are recognized ratably over their terms, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see “Risk Factors – The effects of the COVID-19 pandemic could adversely affect our business, operations, financial condition and results of operations, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.2	14.4	14.2	14.5
Sales and marketing	2.6	3.2	2.5	3.5
Research and development	6.2	4.7	5.9	5.0
General and administrative	12.0	11.0	11.8	11.0
Total costs and expenses	35.0	33.3	34.4	34.0
Operating income	65.0	66.7	65.6	66.0
Interest expense	(7.1)	(7.4)	(7.2)	(7.4)
Non-operating income, net	0.3	3.4	1.6	3.7
Income before income taxes	58.2	62.7	60.0	62.3
Income tax (expense) benefit	(4.4)	(12.8)	9.6	(11.9)
Net income	53.8%	49.9%	69.6%	50.4%
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
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
Revenues	$317,879	3%	$308,421	$944,768	3%	$921,118

The following table compares the .com and .net domain name registrations in the domain name base:

	September 30, 2020	% Change	September 30, 2019
.com and .net domain name registrations in the domain name base	163.7 million	4%	157.4 million
Revenues increased by $9.5 million and $23.7 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com TLD, partially offset by the elimination of revenues from our divested security services business. The increase in revenues from the .com TLD was driven by a 4% increase in the domain name base for .com.
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
We expect the rate of growth in revenues will remain consistent during the remainder of 2020 compared to the nine months ended September 30, 2020, as a result of continued growth in the aggregate number of .com domain names.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
U.S.	$202,934	5%	$193,392	$599,845	4%	$577,395
EMEA	54,034	5%	51,480	159,103	3%	155,221
China	27,463	(10)%	30,647	86,676	(2)%	88,337
Other	33,448	2%	32,902	99,144	(1)%	100,165
Total revenues	$317,879		$308,421	$944,768		$921,118
Revenues for our Registry Services business are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three and nine months ended September 30, 2020, the majority of our revenue growth has come from increased sales to registrars based in the U.S. and EMEA. Revenues from registrars based in China have declined during 2020 as a result of lower new registrations and renewal rates in the region.
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
A comparison of Cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
Cost of revenues	$45,024	1%	$44,443	$134,205	—%	$134,013
Cost of revenues remained consistent during the three and nine months ended September 30, 2020, compared to the same periods last year as decreases in salary and employee benefits expenses resulting from a functional realignment of some headcount to research and development were offset by other individually insignificant items.

We expect Cost of revenues as a percentage of revenues to remain consistent during the remainder of 2020 compared to the nine months ended September 30, 2020.
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
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$8,389	(15)%	$9,857	$23,883	(27)%	$32,775
Sales and marketing expenses decreased slightly in the three months ended September 30, 2020 compared to the same period last year. Sales and marketing expenses decreased by $8.9 million during the nine months ended September 30, 2020 compared to the same period last year, primarily due to decreases in advertising and marketing expenses of $6.4 million, as a result of decreases in marketing programs in various regions.
We expect Sales and marketing expenses as a percentage of revenues to increase during the remainder of 2020, compared to the nine months ended September 30, 2020, as we execute more advertising and marketing campaigns.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
Research and development	$19,708	35%	$14,619	$55,268	21%	$45,704
Research and development expenses increased by $5.1 million and $9.6 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods last year, primarily due to increases in salary and employee benefits expenses of $3.5 million and $7.2 million, respectively. These increases in salary and employee benefits expenses were due to several factors, including a functional realignment of some headcount from cost of revenues, additional headcount increases throughout the year, and an increase in expenses for other employee benefits including expanded paid time off benefits provided to employees in response to the COVID-19 pandemic. During the nine months ended September 30, 2020, allocated overhead expenses increased by $2.8 million due to higher average headcount relative to other cost types.
We expect Research and development expenses as a percentage of revenues to remain consistent during the remainder of 2020 compared to the nine months ended September 30, 2020.
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

A comparison of General and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	(Dollars in thousands)
General and administrative	$38,109	12%	$33,886	$111,719	11%	$101,065
General and administrative expenses increased by $4.2 million during the three months ended September 30, 2020, compared to the same period last year, due to a $2.4 million increase in salary and employee benefits expenses resulting from an increase in average headcount as well as an increase in expenses for other employee benefits.
General and administrative expenses increased by $10.7 million during the nine months ended September 30, 2020, compared to the same period last year, due to increases in salary and employee benefits expenses, charitable contributions, software license expenses and legal expenses, partially offset by a decrease in stock-based compensation expenses and an increase in overhead costs allocated to other cost types. Salary and employee benefits expenses increased by $6.4 million as a result of an increase in average headcount as well as an increase in expenses for other employee benefits. Charitable contributions increased by $3.1 million to support the response to the COVID-19 pandemic and to promote equal justice. Software license expenses increased by $2.2 million due to expenses related to network security and other software services. Legal expenses increased by $1.8 million due to an increase in external legal costs on various projects. Stock-based compensation expense decreased by $2.0 million as a result of a decrease in the projected achievement levels on certain performance-based RSU grants. Overhead costs allocated to other cost types increased by $1.8 million due to an increase in total allocable expenses.
We expect General and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2020 compared to the nine months ended September 30, 2020.
Interest expense
Interest expense remained consistent in the three and nine months ended September 30, 2020 as compared to the same period last year. We expect quarterly Interest expense to remain consistent during the remainder of 2020 compared to the nine months ended September 30, 2020.
Non-operating income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$805	$6,457	$7,500	$21,045
Transition services income	—	3,750	2,100	11,850
Gain on sale of business	(9)	64	5,602	817
Other, net	(21)	227	60	425
Total non-operating income, net	$775	$10,498	$15,262	$34,137
Interest income decreased in the three and nine months ended September 30, 2020 due to a decline in interest rates on our investments in debt securities. Transition services income related to our divested security services business decreased in the three and nine months ended September 30, 2020 due to the expiration of the transition services agreement in February 2020. Gain on sale of business increased in the nine months ended September 30, 2020 as the result of contingent consideration received related to our divested security services business in excess of the estimated receivable.
We expect Non-operating income, net to decrease as a percentage of revenues during the remainder of 2020 compared to the nine months ended September 30, 2020 due to the impact of the decline in interest rates on our investments in debt securities and the expiration of the transition services agreement.

Income tax expense (benefit)
The following table presents Income tax expense (benefit) and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax expense (benefit)	$13,908	$39,568	$(90,226)	$109,825
Effective tax rate	8%	20%	(16)%	19%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate and excess tax benefits related to stock-based compensation, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits.
Additionally, we remeasured certain previously unrecognized income tax benefits, which resulted in the recognition of $24.0 million and $191.8 million of income tax benefits in the three and nine months ended September 30, 2020, respectively. The most significant portion of these tax benefits related to the worthless stock deduction taken in 2013, which resulted in the recognition of a $167.8 million benefit in the first quarter of 2020. These remeasurements were based on written confirmations from Internal Revenue Service (“IRS”), received in the first and third quarters of 2020, indicating no examination adjustments would be proposed related to the worthless stock deduction or certain other matters reviewed as part of the audit of our federal income tax returns for 2010 through 2014. Notwithstanding these written confirmations, our U.S. federal income tax returns for those years remain under examination by the IRS.
We expect our annual effective tax rate for 2020 to be a net benefit of between 6% and 9%, which reflects the income tax benefit from $191.8 million of previously unrecognized tax benefits recognized in the nine months ended September 30, 2020.

Liquidity and Capital Resources

	September 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$145,701	$508,196
Marketable securities	1,004,658	709,863
Total	$1,150,359	$1,218,059
As of September 30, 2020, our principal sources of liquidity were $145.7 million of cash and cash equivalents and $1,004.7 million of marketable securities. The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of less than 90 days. As of September 30, 2020, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended September 30, 2020, we repurchased 0.8 million shares of our common stock for an aggregate cost of $170.0 million. As of September 30, 2020, there was approximately $505.6 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of September 30, 2020, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025, and $750.0 million principal amount outstanding of 4.625% senior unsecured notes due 2023. As of September 30, 2020, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
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
In summary, our cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$534,962	$560,294
Net cash used in investing activities	(305,820)	(237,827)
Net cash used in financing activities	(591,128)	(570,333)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(506)	(208)
Net decrease in cash, cash equivalents, and restricted cash	$(362,492)	$(248,074)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the nine months ended September 30, 2020, compared to the same period last year, primarily due to an increase in cash paid for income taxes and decreases in cash received from interest on investments and from transition services, partially offset by a decrease in cash paid to vendors and an increase in cash received from customers. Cash paid for income taxes increased as we used the majority of our net operating loss carryforwards and tax credit carryforwards by the end of 2019. Cash received from interest on investments decreased due to a decline in interest rates. Cash received from transition services decreased due to the expiration of the transition services agreement related to our divested security services business in February 2020. Cash received from customers increased primarily due to higher domain name registrations and renewals. Cash paid to vendors decreased primarily due to the timing of payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.
Net cash used in investing activities increased during the nine months ended September 30, 2020, compared to the same period last year, primarily due to an increase in purchases of marketable securities and investments, net of proceeds from maturities and sales of marketable securities and investments and an increase in purchases of equipment, partially offset by contingent consideration received in the first half of 2020 related to our divested security services business.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and our employee stock purchase plan.
Net cash used in financing activities increased during the nine months ended September 30, 2020, compared to the same period last year, primarily due to an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. The pandemic, and the preventative measures taken in response (including “shelter-in-place” or “stay-at-home” and similar orders issued by international, federal, state or local authorities and the subsequent relaxation of such orders), have resulted in, and are expected to continue to result in, significant volatility, business and economic disruptions and uncertainty. We have taken steps to protect our employees and we continue to operate all of our services, including our registry services for .com and .net and our root operations, but the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain and will depend on numerous evolving factors that we may not be able to control or predict, including:
•the duration and scope of the pandemic;
•the extent and effectiveness of responsive actions, including the relaxation of orders by authorities, and the impact of these and other factors on our employees, customers and vendors;
•the impact of the pandemic on our key personnel and other employees (including the impact of work-from-home arrangements on employee productivity and morale);
•the extent to which we are able to maintain and replace critical internet infrastructure components when necessary;
•our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure, while most of our employees continue to work remotely; and
•any negative impact on the demand for new and renewal domain name registrations resulting from the economic disruption caused by the pandemic and responses thereto.
Further, the impact of COVID-19 and the volatile regional and global economic conditions stemming from the pandemic may also precipitate or exacerbate other risks discussed in these Risk Factors, any of which could have a material effect on us. As of the date of this Quarterly Report on Form 10-Q, our financial condition and results of operations have not been adversely impacted by the COVID-19 pandemic. Regardless, this situation is uncertain and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are unable to successfully respond to and manage the impact of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted, and the impact could be material.
Risks arising from our agreements governing our business could limit our ability to maintain or grow our business.
We are parties to (i) a Cooperative Agreement, as amended, with the DOC with respect to the .com TLD and (ii) Registry Agreements with ICANN with respect to the .com, .net, .name, and other gTLDs including our IDN gTLDs. As substantially all of our revenues are derived from the operation of these gTLDs, limitations and obligations in, or changes or challenges to, these agreements, particularly the agreements that involve .com and .net, could have a material adverse impact on our business. Certain competing registries, such as the ccTLDs, are not subject to the same limitations or obligations that we are subject to in our agreements. Verisign and the DOC entered into Amendment 35 to the Cooperative Agreement on October 26, 2018, which, among other things, extends the term of the Cooperative Agreement through November 30, 2024. As amended by Amendment

35, the Cooperative Agreement will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal within 120 days prior to the end of the then-current term. Further changes to the Cooperative Agreement require the mutual agreement of the DOC and the Company.
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
Renewal and Termination. Our .com, .net, and .name Registry Agreements with ICANN contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024, June 30, 2023 and August 15, 2024, respectively. The Registry Agreements for our new gTLDs including our IDN gTLDs are subject to a 10-year term and contain similar “presumptive” renewal rights. If certain terms in our .com and .net Registry Agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements shall be upon terms reasonably necessary to render such terms similar to the registry agreements for those other gTLDs. There can be no assurance that such terms, if they apply, will not have a material adverse impact on our business. A failure by ICANN to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2024 or to approve the renewal of the .net Registry Agreement prior to or upon the expiration of its current term on June 30, 2023, would have, absent an extension, a material adverse effect on our business. ICANN could terminate or refuse to renew our .com or .net Registry Agreements if, upon proper notice, (i) we fail to cure a fundamental and material breach of certain specified obligations, and (ii) we fail to timely comply with a final decision of an arbitrator or court. ICANN’s termination or refusal to renew either the .com or .net Registry Agreement would have a material adverse effect on our business.
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
Application of new and existing laws and regulations in the U.S. or overseas to the internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. For example, the government of China has indicated that it will issue, and has issued, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of registry services in China and could impact the growth or renewal rates of domain name registrations in China. In addition to registry operators, registrars are also required by some of these regulations to obtain a government-issued license for each TLD whose domain name registrations they intend to sell directly to registrants. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our registrars could impact our current and future business in China.
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
Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in service outages or disruptions, compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs, any of which could harm our business. Performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered, as well as, more broadly on internet users and consumers, and on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Our failure to identify, remediate and mitigate security vulnerabilities and breaches or our inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, failure to meet contracted service level obligations, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.
In addition to undetected defects or errors, we are also subject to cyber-attacks and attempted security breaches. We retain certain customer and employee information in our data centers and various domain name registration systems. It is critical to our business strategy, as well as fulfilling our obligations as the registry operator for .com and .net, that our facilities and infrastructure remain secure, that we continue to meet our service level agreements, and that we maintain the public’s trust in the internet services that we provide. The Company, as an operator of critical internet infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. In addition, these forms of attacks may target specific unidentified or unresolved vulnerabilities that exist only within the target’s supply chain or operating environment, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, we may be subject to insider threats, including those from third-party suppliers, such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other outside vendors, or from current or former contractors or employees; these threats can be realized from intentional or unintentional actions. The Shared Registration System, the root zone servers, the root zone file, the Root Zone Maintainer System, the TLD name servers and the TLD zone files that we operate are critical to our operations. Therefore, attacks against third-party suppliers that provide products or services supporting these critical elements of our operations could also impact our infrastructure. Despite the significant time and money expended on our security measures, we have been subject to a security breach, that was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, disruptions resulting from destructive malware, hardware or enabling software defects, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may cause an outage of, or jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, fail to meet contracted service level obligations, or be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, and customers could be reluctant to use our services, all or any of which could adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance that we maintain. Such an occurrence could also result in adverse publicity, and therefore, adversely affect the market’s perception of the security of e-commerce and communications over the internet as well as of the security or reliability of our services.
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
We use externally developed technology, systems and services, including both hardware and software, for a variety of purposes, including, without limitation, compute, storage, encryption and authentication, back-office support, and other functions. While we have developed operational policies and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where Company data is stored or processed, such measures cannot provide absolute security. While we strive to remediate known vulnerabilities on a timely basis, such vulnerabilities could be exploited before our remediation is effective and if so, could cause systems and service interruptions, data loss and other damages, any of which could be materially harmful to our business. Vulnerabilities in, and exploits leading to, breaches of our or our vendors’ technology, systems or services could expose us or our customers to a risk of outages and loss or misuse of Company data, including but not limited to, sensitive personal information.
Additionally, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent attacks have demonstrated that DDoS attacks continue to grow in size and sophistication and have the ability to widely disrupt internet services. Particularly since 2016, the size of DDoS attacks has grown rapidly, and we have successfully mitigated DDoS attacks during this time frame that are significantly larger than those we have historically experienced. While we have adopted mitigation techniques, procedures and strategies to defend against such attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that are significant multiples of our normal transaction volume. Any new technologies or services used to replace or enhance existing or future DDoS and other attack mitigation capabilities may introduce risk that may not exist today in those environments. If security incidents occur associated with such new technologies or services, they could disrupt our networks, increase response time, negatively impact our ability to meet our contracted service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community.
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
We operate two of the 13 root zone servers. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and DNS configuration data that enables DNS resolvers to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the internet. We also have an important operational role in support of a key Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative root zone data and make it available to all root server operators under an agreement with ICANN, the Root Zone Maintainer Service Agreement (“RZMA”).
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
Domain names and the domain name system have been used by consumers and businesses to access or disseminate information, conduct e-commerce, and develop an online identity for many years. The growth of technologies such as social media, mobile devices, apps and the dominance of search engines has evolved and changed the internet practices and behaviors of consumers and businesses alike. These changes can impact the demand for domain names by those who purchase domain names for personal, commercial, and investment reasons. Factors such as the evolving practices and preferences of internet users and how they navigate the internet, as well as the motivation of domain name registrants and how they will monetize their investment in domain names, can negatively impact our business. Some domain name registrars and registrants seek to purchase and resell domain names at an increased price. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors, including regulations limiting the resale of domain names, could result in a decrease in the demand and/or renewal rates for domain names in our TLDs. Such a resulting decrease in demand and/or renewal rates could negatively impact the volume of new domain name registrations, our renewal rates, and our associated revenue growth.
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
In addition, alternative TLDs that are operated outside the root zone have been, and continue to be proposed, for example, as part of certain blockchain namespace systems. To the extent that web browsers, applications, registrars and DNS resolvers recognize and support such TLDs, and that internet users are able to perform online operations with such TLDs, demand for TLDs in the root zone, including our TLDs, could be negatively impacted.
Some domain name registrars and registrants seek to generate revenues through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have adversely affected, and may continue to adversely affect the market for those domain names favored by such registrars and registrants, which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past changed (and may change in the future) its search algorithm, which may decrease site traffic to certain websites and provide less pay-per-click compensation for certain types of websites. This has reportedly made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
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
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration and/or establish an online presence. We have been designated as the registry operator for certain new gTLDs, including certain IDN gTLDs; however, there is no guarantee that such new gTLDs will be as or more successful than the new gTLDs obtained by our competitors. For example, some of the new gTLDs, including our new gTLDs, may face additional universal acceptance and usability challenges in that current desktop and mobile device software does not ubiquitously recognize these new gTLDs and developers of desktop and mobile device software may be slow to adopt standards or support these gTLDs, even if demand for such products is strong. This is particularly true for IDN gTLDs but applies to conventional gTLDs as well. As a result of these challenges, it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability on the internet.
See the “Competition” section in Part I, Item 1 of the 2019 Form 10-K for further information.
We must establish and maintain strong relationships with registrars and their resellers to maintain their focus on marketing our products and services; otherwise, our business could be harmed.
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
With the introduction of new gTLDs, many of our registrars and resellers have chosen to, and may continue to choose to, focus their short- or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including other new gTLDs, and some also sell and support their own services for websites such as email, website hosting, as well as other services. Therefore, our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in our TLDs, as opposed to other competing TLDs, including the new gTLDs, or their own services, our business could be harmed.
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
•risks inherent in, or arising from, the terms and conditions of our agreements with service providers to operate our networks and data centers;
•interconnection and internet routing system vulnerabilities;

•state suppression of internet operations; and
•any failure to implement effective and timely remedial actions in response to any vulnerability, damage or interruption.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our owned data centers. In 2019, we began transitioning some of our data center operations to a leased data center facility. We are also updating our network architecture in several of our new and existing data centers. To the extent our data center facilities or the updated network architecture do not operate as expected, we could experience service interruptions or outages, which could harm our business. Also, to the extent we are unable to partially or completely switch over to our primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for such interruptions.
In addition, our services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have had periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages, or may choose to discontinue their service. In addition, if the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
A failure in the operation or update of the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers, or the TLD zone files that we operate, including, for example, our operation of the .gov registry, or other network functions, could result in a DNS resolution or other service outage or degradation; the deletion of one or more TLDs from the internet; the deletion of one or more second-level domain names from the internet for a period of time; or a misdirection of a domain name to a different server. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or maintain domain names for a period of time. In the event that a registrar has not implemented back-up services in conformance with industry best practices, the failure could result in permanent loss of transactions at the registrar during that period. Any of these problems or outages could create potential liability and exposure, including from a failure to meet our service level agreements in our Registry Agreements, and could decrease customer satisfaction, harming our business, or resulting in adverse publicity and damage to our reputation that could adversely affect the market’s perception of the security of e-commerce and communications over the internet, as well as, the reliability of our services, or call into question our ability to preserve the security and stability of the internet.
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
In addition, to the extent that any of the above conditions impacts specific industry and geographic sectors in which many end-users of our products and services are concentrated, we may experience a disproportionate negative impact on our business.
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
•political and economic tensions between governments and changes in international trade policies and/or the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;
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

Escalating political tensions between the United States and China in particular may pose additional risks for companies doing business in China. Since 2018, the United States and China have imposed tariffs on certain of each other’s exports. In 2019, the U.S. government announced restrictions on trading with certain Chinese companies. The Chinese government subsequently announced actions that, if implemented, could impose additional restrictions on the Chinese operations of non-Chinese companies. If we or our business become subject to these or any future government actions, our management’s attention could be diverted, our reputation could be damaged, or our business in China could be adversely affected.
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

We continue to explore new strategic initiatives, the pursuit of any of which may pose significant risks and could have a material adverse effect on our business, financial condition, and results of operations.
We explore possible strategic initiatives which may include, among other things, the investment in, and the pursuit of, new revenue streams, services or products, changes to our offerings, initiatives to leverage our patent portfolio, back-end registry services and IDN gTLDs. In addition, we have evaluated and are pursuing and will continue to evaluate and pursue acquisitions of TLDs that are currently in operation and those that have not yet been awarded or delegated, as long as they support our growth strategy.
Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel; possible regulatory scrutiny or third-party claims; possible material adverse effects on our results of operations during and after the development process; our possible inability to achieve the intended objectives of the initiative; as well as damage to our reputation if we are unsuccessful in pursuing a strategic initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain, and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net, .name and other TLDs, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review or ICANN determines that such a review is required, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all. Any strategic initiative to leverage our patent portfolio will likely increase litigation risks from potential licensees and we may have to resort to litigation to enforce our intellectual property rights.
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
The Organization for Economic Cooperation and Development (“OECD”) plans to issue a final report that will provide a long-term, multilateral proposal on the taxation of the digital economy. If this proposal is ultimately agreed to and implemented by the OECD’s member states, there could be significant modifications in the way multinational corporations are taxed. In addition, some international tax jurisdictions, independently of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such proposals being adopted legislatively throughout the world and tax treaties being modified accordingly, any or all of these changes in tax policy for the digital economy could increase our taxes and adversely impact our financial condition, results of operations and cash flow.
Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
As of September 30, 2020, we had $1.16 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.00 billion was invested in marketable securities. The cash equivalents and marketable securities consist primarily of debt securities issued by the U.S. Treasury. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial market credit and liquidity events. If the global credit or liquidity market deteriorates or other events negatively impact the market for U.S. Treasury securities, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our results of operations and cash flows.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 - 31, 2020	289	$207.00	289	$615.8	million
August 1 - 31, 2020	264	$208.39	264	$560.7	million
September 1 - 30, 2020	270	$204.45	270	$505.6	million
	823		823
(1) Effective February 6, 2020, our Board authorized the repurchase of our common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

10.01	First Amendment to the .net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on April 27, 2020..				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: October 22, 2020	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 22, 2020	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer