Form 10-K
period 2020-12-31
VERISIGN INC/CA
filed 2021-02-19
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2020, was $15.1 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent Schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 12, 2021: 113,094,561 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

For purposes of this Annual Report on Form 10-K (this “Form 10-K”), the terms “Verisign”, “the Company”, “we”, “us”, and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on the Investor Relations section of our website as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), we make available files containing all active domain names registered in the .com and .net registries. Further, we also make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The zone counts and information on how to obtain access to the zone files can be found at https://www.Verisign.com/zone. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to add or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-K are as of midnight of the date reported.

We announce material financial information to our investors using our investor relations website https://investor.Verisign.com, SEC filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our investors and the public about our company, our products and services, and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels and websites listed below. This list may be updated from time to time on our investor relations website.
https://www.Facebook.com/Verisign
https://www.Twitter.com/Verisign
https://www.LinkedIn.com/company/Verisign
https://www.YouTube.com/user/Verisign
https://www.Verisign.com
https://blog.Verisign.com

The contents of these websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

Services
We operate the authoritative directory of and/or the back-end systems for all .com, .net, .cc, .tv, .gov, .jobs, .edu and .name domain names, among others. Our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

We are the exclusive registry of domain names within the .com, .net, and .name generic top-level domains (“gTLDs”), among others, under agreements with ICANN and also, with respect to the .com agreement, the U.S. Department of Commerce (“DOC”). We are also the exclusive registry of domain names within certain transliterations of .com and .net in a number of different native languages and scripts (“IDN gTLDs”). As a registry, we maintain the master directory of all second-level domain names (e.g., example.com and example.net) in these gTLDs and IDN gTLDs. Our global constellation of DNS servers provides internet protocol (“IP”) address information in response to queries, enabling the use of browsers, email systems, and other systems on the internet. In addition, we own and maintain the shared registration system that allows ICANN-accredited registrars to enter new second-level domain names into central directories and to submit modifications, transfers, re-registrations, and deletions for existing second-level domain names (“Shared Registration System”).

In addition to our registry agreements with ICANN, we have agreements to operate the registries for the .tv and .cc country code top-level domains (“ccTLDs”) for Tuvalu and Cocos (Keeling) Islands, respectively, and to operate the back-end registry systems for the .gov, .jobs, and .edu sponsored TLDs, among others. These TLDs are also supported by our global constellation of DNS servers and Shared Registration System.

We also provide internationalized domain name (“IDN”) services that enable internet users to access domain names in characters representing their local language. Our gTLDs and ccTLDs can support standards-compliant domain name registrations in over 100 different native languages and scripts.
We also perform the root zone maintainer function under an agreement with ICANN for the core of the internet’s DNS and operate two of the 13 root zone servers that contain authoritative data for the top of the DNS hierarchy.
Domain names can be registered for between one and 10 years. The fees charged for .com, .net and .name may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. Revenues for .cc and .tv domain names and our IDN gTLDs are based on a similar fee system and registration system, although the fees charged are not subject to the same pricing restrictions as those imposed by the DOC on .com, or ICANN with respect to .net and .name. The fees received from operating the .gov registry are based on the terms of Verisign’s agreement with the U.S. Government. The fees received from operating the .jobs registry infrastructure, and that of others for which Verisign provides such services, are based on the terms of Verisign’s agreements with those respective registry operators.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Dulles, Virginia; Ashburn, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as more than 100 other sites around the world. Our domain name servers refer requestors to the associated authoritative name servers for second level domains under our TLDs, thus enabling DNS resolution for every .com and .net domain name on the internet and for domain names under a large number of other TLDs. Our servers process more than 215 billion queries daily. Our operations infrastructure operates 24 hours a day, supporting our services. The performance and availability of our infrastructure are critical for our business. Key features of our operations infrastructure include:

•Distributed Servers:  We operate a large number of high-speed servers globally to support localized capacity and performance demands. In conjunction with our proprietary software, processes and procedures, this global constellation of servers offers rapid failover, global and local load balancing, and threshold monitoring on critical servers.

•Networking:  We deploy and maintain a redundant and diverse global network, maintain high-speed, redundant connections to numerous internet service providers, and maintain peering relationships globally to ensure that our critical services are readily accessible to customers at all times.

•Security:  We incorporate architectural concepts such as protected domains, restricted nodes, and distributed access control in our system architecture. In addition, we employ firewalls and intrusion detection software, as well as proprietary security mechanisms at many points across our infrastructure. We perform recurring internal vulnerability testing and controls audits, and also contract with third-party security consultants who perform periodic penetration tests and security risk assessments on our systems. We have engineered resiliency and diversity into how we host classes of products throughout our set of interconnected sites to mitigate unknown vendor defects and zero-hour security vulnerabilities. This includes different physical security silos, which themselves are separated into bulkheads, and in which servers are located. Corporate networks are in their own physical silo. Thus, the corporate networks to which personnel directly connect are separated from the silos that house production services; administration of production gear from corporate systems must go through an internal, fortified intermediary; and account credentials used within the corporate networks are not used within the production silos, nor on the fortified systems.

•Data Integrity: We employ both phased and systemic integrity validation operations via a number of proprietary mechanisms on all internal DNS publication operations.

We have continuously expanded our infrastructure to meet demands to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to address projected internet attack trends.

Call Centers and Help Desk:  We provide customer support services over the phone, by email and through web-based self-help systems. Our support teams are staffed with trained technical customer support agents. Support is available for customers 24 hours a day, every day of the year. Throughout the COVID-19 pandemic, our support teams have continued servicing our customers while working remotely.

Operations Support and Monitoring:  Through our network operations center, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our network operations center monitors our systems 24 hours a day, every day of the year and has continued to be staffed by employees working remotely during the COVID-19 pandemic.

Disaster Recovery Plans:  We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. We maintain data centers with mirrored services that allow failover with no data loss and no loss of function or capacity, as well as a tertiary facility in Switzerland. Our critical data services (including domain name registration and global resolution) use advanced storage systems that provide data protection through techniques such as synchronous mirroring and remote replication. We periodically operate services at an alternate data center during maintenance windows to ensure the availability of our data centers for disaster recovery.
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
The markets for our services are dynamic, characterized by ongoing technological developments, shifting channel dynamics, frequent new product introductions, and evolving industry standards. The constantly changing nature of these markets and the continued evolution of security threats will require us to continually improve the performance, features, and reliability of our services, and to introduce both new and enhanced products and services.
Competition
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration. In addition to the gTLDs and ccTLDs we operate or for which we provide back-end registry services, there are over 1,200 other operational gTLD registries, over 250 ASCII ccTLD registries, more than 50 IDN ccTLD registries, and over 90 IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage. Among our competitors operating gTLD and ccTLD registries are China Internet Network Information Center (CNNIC), DENIC, Nominet, Public Interest Registry (PIR), Donuts, GoDaddy, and Radix.
To the extent end-users navigate using search engines or social media, as opposed to direct navigation via domain names, or transact on e-commerce platforms, we face competition from search engines such as Google, Bing, Yahoo!, and Baidu, social media networks such as Facebook and WeChat, e-commerce platforms such as Amazon, eBay and Taobao, and microblogging tools such as Twitter. In addition, we face competition from these social media and e-commerce platforms if they are used by businesses and individuals to establish an online presence rather than through the use of a domain name.

Furthermore, to the extent end-users increase the use of mobile applications to locate and access content, we face competition from providers of such web and mobile applications.
New technologies and the expansion of existing technologies may increase competitive pressure. In addition, our industry is characterized by collaborative relationships involving, and consolidation of, our competitors. Our ability to participate and benefit from such collaborative arrangements or consolidations may be limited and such collaborative arrangements and consolidations could harm our competitive position and adversely impact our business.
We compete with numerous companies that offer outsourced domain name registration, resolution and other DNS services to registries that require a reliable and scalable infrastructure. Among our competitors are Donuts, CentralNic Ltd., and GoDaddy.
Industry Regulation
The internet is governed under a multi-stakeholder model comprising civil society, the private sector including for-profit and not-for-profit organizations such as ICANN, governments including the U.S. government, academia, non-governmental organizations, and international organizations. ICANN plays a central coordination role in this bottom-up multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. ICANN’s multi-stakeholder policy development processes have created and will continue to create policies, programs, and standards that directly or indirectly impact our business. Certain policies can be adopted as Consensus or Temporary Policies, which we are obligated to follow under our agreements with ICANN. For example, in response to the General Data Protection Regulation, ICANN issued a Temporary Policy modifying public access to information from the Whois services delivered by registrars and registries.
We are also subject to country-level laws and regulations in the United States and in foreign countries. In China, we are required to maintain licenses for .com and .net TLDs under regulations issued by the Ministry of Industry and Information Technology. The licenses for the .com and .net TLDs must be renewed in 2022. Additionally, in many jurisdictions in which we operate, including California, the European Union, the United Kingdom, China and elsewhere, strict new data security and data privacy regulations have been or are being adopted. Because we do not possess extensive personal information, we have not yet experienced significant impacts from these regulations. However, compliance costs and other business impacts could become significant as regulatory enforcement increases, as courts interpret these regulations, and as new laws and regulations continue to be adopted. Other regulations, or changes to regulations, may also impact our business operations including changes to the Digital Services Act or Network and Information Security Directive, in the European Union, or the Communications Decency Act, in the United States.
.com Top-Level Domain
Our operation of the .com TLD is subject to the terms of a registry agreement with ICANN (as amended, the “.com Registry Agreement”). The current term of the .com Registry Agreement is six years and must be renewed or extended by November 30, 2024. The .com Registry Agreement contains a “presumptive” right of renewal; although, ICANN could terminate or refuse to renew. See “Risk Factors - Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.” in Part I, Item 1A of this Form 10-K for further information.
Other significant terms within the .com Registry Agreement include performance specifications and service level agreements for the availability of our DNS resolution services, our shared registration system, and our Whois services. The .com Registry Agreement contains marketing limitations, including limitations on our ability to bundle products and the manner in which we provide marketing support to ICANN-accredited registrars. We are also required under the .com Registry Agreement to provide ICANN-accredited registrars with access to our systems to register or take other actions related to domain names. In order to introduce new Registry Services or make material changes to existing Registry Services, we must follow prescribed procedures which permit ICANN to review and approve such services.
The .com Registry Agreement requires that on a quarterly basis we pay $0.25 to ICANN for each annual term of a domain name registered or renewed during such quarter. Amendment 3 to the .com Registry Agreement permits an increase to the Maximum Price (as defined in the .com Registry Agreement) of .com domain name registrations by up to 7% over the previous year in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. Amendment 3 also clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD and also clarified that our ability to increase prices by 7% over the previous year due to new ICANN Consensus Policies or documented extraordinary expense may occur only in years where we do not otherwise take the price increases described above.
Our operation of the .com TLD is also subject to the terms of a Cooperative Agreement with the DOC. The Cooperative Agreement has undergone various amendments with the most recent, Amendment 35, on October 26, 2018. Amendment 35 extended the term of the Cooperative Agreement until November 30, 2024, which will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal 120 days prior to the end of the then-current term.
Amendment 35 includes the DOC’s consent to the modification of the pricing terms in the .com Registry Agreement (as described above). Further, we are entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement, provided that we may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. The Cooperative Agreement further provides that we shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if we demonstrate to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC.
DOC approval of changes to or the renewal of the .com Registry Agreement was limited by Amendment 35 to only the following circumstances: (1) changes to the pricing provisions (other than as approved in Amendment 35), (2) changes to the vertical integration provisions (other than the clarification approved in Amendment 35), (3) changes to the security, stability and resiliency posture as reflected in the functional or performance specifications (including the service level agreements), (4) changes to the conditions for renewal or termination of the .com Registry Agreement, or (5) changes to the Whois service (except as mandated by ICANN through Temporary or Consensus Policies). As was the case with prior amendments, Amendment 35 is not intended to confer federal antitrust immunity on the Company with respect to the .com Registry Agreement.
Finally, Amendment 35 clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com TLD. As to the .com TLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain names. In addition, under Amendment 35, we have agreed to continue to operate the .com TLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS.
.net Top-Level Domain
Our operation of the .net TLD is subject to the terms of a registry agreement with ICANN (as amended, the “.net Registry Agreement”). The current term of this agreement is six years and must be renewed or extended by July 1, 2023. The terms of the .net Registry Agreement are substantially similar to the terms of the .com Registry Agreement, except that we are entitled to raise the annual price for new and renewal .net domain name registrations by 10% each year.
Root Operations
We operate two of the world’s thirteen root servers. Along with the ICANN community, we are involved in discussions to establish criteria for operations of the root server system including the root servers that we operate. We also publish the root zone file, as the Root Zone Maintainer, under the Root Zone Maintainer Service Agreement (“RZMA”) with ICANN. The RZMA will expire on October 19, 2024, with an automatic renewal, unless earlier terminated.
The descriptions of the .com Registry Agreement, the Cooperative Agreement, and the .net Registry Agreement are qualified in their entirety by reference to the text of the complete agreements that are incorporated by reference as exhibits in this Form 10-K.
Human Capital Management
We recognize the importance of talent and culture in driving an environment that fosters high performance. Our employee value proposition and collaborative working environment allows us to attract a strong talent base to meet the current and future demands of our business.
We are committed to attracting, developing, and retaining the best talent, and we routinely monitor and present our progress in these areas to executive management and the Compensation Committee of our Board of Directors through a variety of workforce metrics (e.g. workforce demographics, hiring, turnover, and promotion rates, including diversity characteristics for each of these metrics). As of December 31, 2020, we had 909 employees, of which 907 were full-time. 839 employees (representing approximately 92% of our total workforce) were based in the U.S., and 70 employees (representing approximately 8% of our total workforce) were based outside the U.S. As of December 31, 2020, approximately 29% of our global workforce was female, and approximately 43% of our U.S. employees were ethnically and racially diverse. No U.S.-based employees are represented under collective bargaining agreements. Based on periodic monitoring, we believe that our employee turnover rate is low compared to competitive benchmarks and historical trends. We attribute our strong retention rates to our passion and focus on the Company’s mission, values, continual development of talent, and provision of competitive and equitable reward programs. We regularly review our workforce policies, procedures, and training programs, as well as our overall workforce demographics, in an effort to create a work environment that is diverse, equitable, inclusive, and free from discrimination.

Key human capital areas that we focus on in managing our business include Employee Engagement and Retention, Compensation and Employee Benefits, Talent Development, and Talent Acquisition.
•Employee Engagement and Retention: We use employee feedback to monitor morale and engagement. During 2020, we conducted two surveys to better understand our employees’ well-being during the COVID-19 pandemic and to more effectively guide our response. Over 86% of the employee population participated in these surveys. The results indicated high satisfaction rates with our response to the pandemic, as well as our communications during the pandemic. In addition, the survey results indicated that our employees remain highly engaged. In a separate Ethics and Compliance survey, which 90% of our employees completed, the results indicated that our employees believe we live our values and have a culture that is inclusive and ethical. We are a diverse organization, and we believe that drives stronger performance, better decision making, and a culture where differences are valued. We continue to focus on the hiring, retention, and advancement of women and underrepresented populations. Moreover, when we hire talent, they tend to stay. The average tenure of our employees is approximately 8 years and we maintain comparatively low employee turnover rates.
•Compensation and Employee Benefits: To align with our philosophy of providing compelling total rewards, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We benchmark for market practices and regularly review our compensation and benefits against the market to confirm they remain competitive. We also offer a comprehensive set of benefits.
•Talent Development: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a regular basis. Our management training is designed to increase capability in the areas of communication, engagement, coaching, conflict management and business skills, and to foster an ethical, supportive work environment free from bias and harassment. We sponsor continuous skill development for all employees through our online learning and development platform. In addition, we host a series of in-person and on-demand learning sessions designed to build our team’s skills and knowledge required for the future.
•Talent Acquisition: We are focused on the increasingly competitive labor market, and we are working diligently to attract the best talent from a diverse range of sources. Over the last several years we have refreshed our employment branding and developed targeted recruitment strategies for specialized skill sets. In 2020, we hired 111 new employees.
During the COVID-19 pandemic, the safety and well-being of our employees has remained a key focus. Beginning in March 2020, we transitioned approximately 95% of our employees to a work-from-home status. To protect the health of our employees who work on site, we have implemented rigorous cleaning and safety protocols for our facilities. We adjusted employee leave and other policies with the intention of ensuring that our workforce had the flexibility it needed to manage personal challenges arising from the pandemic. We enhanced mental health resources available to our employees, and unique individual requirements are supported to the greatest degree possible. In addition, we have taken steps to ensure that our employees have the equipment and resources that they require to work remotely. Finally, to reinforce our connection with our employees, we have significantly increased leadership updates and management outreach. The health and well-being of our workforce remain a priority.
The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2020	2019	2018
Employee headcount by function:
Cost of revenues	235	259	281
Sales and marketing	68	71	84
Research and development	260	214	219
General and administrative	346	328	316
Total	909	872	900
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
We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technologies. Additionally, we continue to file patent applications with respect to certain of our technologies in the U.S. Patent and Trademark Office and internationally. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide sufficient protection of our technologies. We continue to consider opportunities for strategic growth and use of our patent portfolio.
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
Our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our business and certain methodologies (many of which are patented or for which patent applications are pending) and technical expertise and proprietary know-how we use in both the design and implementation of our current and future registry services. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes hundreds of billions of queries per day. Some of the software and protocols used in our business are in the public domain or are otherwise available to our competitors, and some are based on open standards set by organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 19, 2021:

Name	Age	Position
D. James Bidzos	65	Executive Chairman and Chief Executive Officer
Todd B. Strubbe	57	President and Chief Operating Officer
George E. Kilguss, III	60	Executive Vice President, Chief Financial Officer
Thomas C. Indelicarto	57	Executive Vice President, General Counsel and Secretary
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
George E. Kilguss, III has served as Chief Financial Officer since May 2012. From April 2008 to May 2012, he was the Chief Financial Officer of Internap Network Services Corporation, an IT infrastructure solutions company. From December 2003 to December 2007, he served as the Chief Financial Officer of Towerstream Corporation, a company that delivers high speed wireless internet access to businesses. From 1997 to 2000, he served as the Chief Financial Officer of Stratos Global Corporation, a mobile satellite services company. Mr. Kilguss holds an M.B.A. degree from the University of Chicago’s Graduate School of Business and a B.S. degree in Economics and Finance from the University of Hartford.
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
Cybersecurity and Technology Risk Factors
Attempted security breaches, including from the exploitation of vulnerabilities, cyber-attacks and Distributed Denial of Service (“DDoS”) attacks against our systems and services increase our costs, expose us to potentially material liability, and could materially harm our business and reputation.
As an operator of critical internet infrastructure, we experience a high rate of cyber-attacks and attempted security breaches targeting our systems and services, including the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. The forms of these attacks are constantly evolving and may involve methods, tools and strategies that have not been previously identified or observed until the moment of launch, or until sometime after, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, our systems and services are subject to insider threat risks, including physical or electronic break-ins, sabotage, and from suppliers, such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other vendors, or from current or former contractors or employees. These threats and any resulting security breach can arise from intentional or unintentional actions. Our continued exposure to these threats and the potential that they could lead to material liability claims against us requires us to expend significant financial and other resources. Our failure to identify, remediate and mitigate security threats, including insider threats, could result in material harm to our business, including loss of or delay in revenues, failure to meet contracted service-level obligations, material liability claims, failure to maintain market acceptance, injury to our reputation, and increased costs, and could call into question our ability to preserve the security and stability of the internet.
Security vulnerabilities in our systems and our vendors’ systems, including vulnerabilities in third party software and hardware, pose a material risk to our operations. We use externally-developed technology, systems and services, including both hardware and software, for a variety of purposes, including compute, storage, encryption and authentication, back-office support, and other functions. We have developed policies and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where our data is stored or processed. However, such measures cannot provide absolute security. While we strive to remediate known vulnerabilities on a timely basis, such vulnerabilities could be exploited before our remediation is effective and if so, could cause systems and service interruptions, data loss and other damages. Our failure to identify, remediate and mitigate security vulnerabilities, including any potential failure to timely replace and upgrade network equipment, servers, or other technology assets, could result in material harm to our business, including loss of or delay in revenues, failure to meet contracted service-level obligations, material liability claims, failure to maintain market acceptance, injury to our reputation, increased costs, and call into question our ability to preserve the security and stability of the internet.
In addition, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent industry experience has demonstrated that DDoS attacks continue to grow in size and sophistication and have the ability to widely disrupt internet services. In recent years, the size of DDoS attacks has grown rapidly. We have successfully mitigated DDoS attacks during this time frame that are significantly larger than those we have historically experienced. While we have adopted mitigation techniques, procedures and strategies to defend against DDoS attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that are significant multiples of our normal transaction volume. We are employing new technologies and new and different services and capabilities to help mitigate DDoS attacks. If these new technologies, services and capabilities are not effective, our networks could be disrupted, our response times could increase, our ability to meet our contracted service level obligations could be negatively impacted, and our ability to provide reliable service to our customers and the broader internet community could be impeded.

We may introduce undetected or unknown defects into our systems or services, which could materially harm our business and harm our vendors or our customers.
Despite testing, services as complex as those we offer or develop could contain undetected defects or errors, which could result in service outages or disruptions, compromised customer data, including DNS data, diversion of development resources, injury to our reputation, tort or contract claims, increased insurance costs or increased service costs. Performance of our services, whether or not defective, could have unforeseen or unknown adverse effects on the networks over which they are delivered, on internet users and consumers, and on third-party applications and services that use our services, any of which could result in legal claims against us. While we strive to prevent, detect and remediate defects or errors, they can and do occur and they could result in our inability to meet customer expectations in a timely manner, failure to meet our contracted service level obligations, injury to our reputation, and increased costs.
Our infrastructure and services are subject to vulnerabilities in the global routing system for the internet, as well as risks arising from internet services providers’ increasing adoption of the Resource Public Key Infrastructure system.
Routing on the internet depends on the Border Gateway Protocol (“BGP”), which is a protocol that relies on networks within the internet infrastructure acting in a trustworthy manner when sharing information about destinations for connectivity and the routing of internet traffic. As a trust-based protocol, BGP has a number of vulnerabilities that may lead to outages or disrupt our services, including as a result of “route hijacks” that involve accidental or malicious rerouting of internet traffic, or “route leaks” that involve the malicious or unintentional propagation of routing information beyond the intended scope of the originator, receiver, and/or one of the networks along the route’s path. Both route hijacks and route leaks can result in partial or full rerouting of internet traffic for the impacted destinations. These events, which are beyond our control, could enable an array of attack conditions or service disruptions, and could result in adverse publicity and adversely affect the public’s perception of the security of e-commerce and communications over the internet, as well as of the security or reliability of our services.
To address internet routing system vulnerabilities, many internet service providers are beginning to adopt and apply internet reachability policies based on a system known as the Resource Public Key Infrastructure (“RPKI”) operated by the regional internet registries (“RIRs”). The RIRs allocate internet number resources, such as internet protocol addresses, to enterprises and network operators. We have limited visibility into the maturity of and investment in the RIRs’ operational and security controls, which are outside of our control. When the availability, integrity, or confidentiality of any of the information in the RPKI system, or systems used to maintain and administer RPKI data and systems, are impacted or otherwise compromised in any of the RIRs, or any network operator that is a relying party of the RPKI system, or the operations or ingestion of data from the RPKI system are otherwise impacted by a known or unknown vulnerability, our services may be negatively impacted. Such impacts may include degraded or full loss of reachability of service addresses in the global internet routing system, resulting in degradation or complete loss of availability of our services. A compromise of the RPKI system and related services, or unintentional or unauthorized manipulation of data therein, may also result in other denial of service attack conditions for our infrastructure and services. The systemic dependencies introduced by RPKI and relying parties of the RPKI system, including network service providers, are outside of our control and are only as secure as the weakest elements of the RPKI system. We may contract with one or more RIRs to employ RPKI, which carries material operational risks, as described above, as well as material contractual risks, which may expose us to service disruptions and material liability.
We could encounter system interruptions or systems failures resulting from activities beyond our direct control that could materially harm our business.
We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, damage or interruption caused by fire, earthquake, and other natural disasters, intentional acts of vandalism, terrorist attacks, unintentional mistakes or errors. Our systems and operations also face risks inherent in, or arising from, the terms and conditions of our agreements with service providers to operate our networks and data centers. We are also subject to state suppression of internet operations. Any of these problems or outages could create potential liability and exposure, including from a failure to meet our contracted service level obligations, and could decrease customer satisfaction, harming our business, or resulting in adverse publicity and damage to our reputation or call into question our ability to preserve the security and stability of the internet.
Our data centers, including the Shared Registration Systems located at our data centers, and our resolution systems are vulnerable to damage or interruption, which could impede our ability to provide our services, expose us to liability, and harm our reputation.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our owned data centers. In 2019, we began expanding some of our data center services to a leased data center facility. These data centers are vulnerable to damage or interruption, including from fires, earthquakes, hurricanes, floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also updating our network architecture in several of our new and existing data centers. If our data center facilities or the updated network architecture do not operate as expected, including the ability to quickly switch over between sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our resolution systems, which could result in breaches of our service level obligations pertaining to our resolution services as well as impacting the resolution of domain names on the internet. Although we carry insurance, we do not carry insurance or designated financial reserves for such interruptions.
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
A failure in the operation or update of the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers, or the TLD zone files that we operate, including, for example, the .gov registry, or other network functions, could result in (1) a DNS resolution or other service outage or degradation, (2) the deletion of one or more TLDs from the internet for a period of time, (3) the deletion of one or more second-level domain names from the internet for a period of time, or (4) a misdirection of a domain name to a different server. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. Any of these problems or outages could create potential material liability and exposure from litigation and investigations, could result in a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business. These problems could also result in adverse publicity, decrease the public’s trust in the security of e-commerce, or call into question our ability to preserve the security and stability of the internet.
We retain certain customer and employee information in our data centers and various domain name registration systems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may jeopardize the security of information we retain or that is retained in the computer systems and networks of our customers. In such an event, we could face material liability and exposure from litigation and investigations, fail to meet contracted service level obligations, or be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, and customers could be reluctant to use our services, any of which could also adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance.
We face risks from the operation of the root server system and our performance of the Root Zone Maintainer functions under the RZMA.
Although the overall root server system is redundant and dispersed, a failure or interruption in the operation of the root server system could impact the effectiveness of our .com and .net authoritative servers and therefore negatively impact directory services necessary for the operation of the internet. We also have an important operational role in support of a key Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative root zone data and make it available to all root server operators under the RZMA with ICANN. If we make errors in the publication of the root zone, we may be subject to material claims challenging the RZMA or our performance under it, including tort claims, and we may not have immunity from, or sufficient indemnification or insurance for, such claims.
Contractual, Regulatory, Legal and Compliance Risk Factors
Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.
Substantially all of our revenues are derived from our operation of the .com gTLD under our Cooperative Agreement with the DOC and our .com Registry Agreement as well as our operation of the .net gTLD under our .net Registry Agreement. Any loss or modification of our right to operate the .com and .net gTLDs could materially and adversely impact our ability to conduct our business and result in loss of revenues. Our .com and .net Registry Agreements contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024 and June 30, 2023, respectively. ICANN could refuse to renew upon expiration or terminate our .com Registry Agreement or our .net Registry Agreement if, upon proper notice, (1) we fail to cure a fundamental and material breach of certain specified obligations, and (2) we fail to timely comply with a final decision of an arbitrator or court. Additionally, each of the .com and .net Registry Agreements provide that if certain terms of these agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements would be upon terms reasonably necessary to render such terms to be similar to the registry agreements for those other gTLDs. Any such terms, if they apply, could be unfavorable to us and have a material adverse impact on our business.
Standard renewals of the .com Registry Agreement do not require further DOC approval, although the prior written approval of the DOC is required for the removal of, or any changes to the pricing section (other than as approved in Amendment 35 to the Cooperative Agreement) and for changes to certain other specified terms whether such removal or changes is made at a renewal or otherwise. We can provide no assurances that DOC approval would be provided upon our request for any of these changes.
In addition, under Amendment 35 to the Cooperative Agreement, we have agreed to continue to operate the .com gTLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS, and under our binding letter of intent with ICANN, we have agreed to work with the ICANN community to develop certain best practices and other commitments for the security, stability and resiliency of the DNS and the internet. Such policies and processes could expose us to compliance costs and substantial liability and result in costly and time-consuming investigations or litigation.
Changes or challenges to the pricing provisions in the .com Registry Agreement could have a material adverse impact on our business.
Under the terms of the .com Registry Agreement, we may increase the annual fee of each .com domain name registration or renewal by up to 7% over the previous year in each of the final four years of each six-year period. We can provide no assurance that we will exercise such right to increase the annual fee. In addition to this contractual right, we are entitled to increase the annual fee of each .com domain name registration or renewal by up to 7% due to the imposition of any new specifications or policies adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”) or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS (an “Extraordinary Expense”). In addition, our ability to increase the price for .com domain name registrations and renewals due to a Consensus Policy or Extraordinary Expense may occur only in years in which we do not increase the price for .com domain name registrations and renewals as described above. It is uncertain whether circumstances would arise that would permit us to take a price increase due to a Consensus Policy or Extraordinary Expense, or if they do, whether we would seek to increase the price for .com domain name registrations for this reason. A failure to seek and obtain a price increase due to a Consensus Policy or Extraordinary Expense, when available, could negatively affect our operating results. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions on the .com TLD if we demonstrate to the DOC that market conditions no longer warrant these restrictions. However, it is uncertain whether we will seek the removal of these restrictions, or whether the DOC would approve the removal of these restrictions.
Our .com Registry Agreement, including its pricing provisions, has faced, and could face in the future, challenges, including possible legal challenges, or challenges under ICANN’s accountability mechanisms, from ICANN, registrars, registrants, and others, and any adverse outcome from these challenges could have a material adverse effect on our business.
Governmental regulation and the application of new and existing laws in the U.S. and internationally may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or internationally to the internet or the domain name industry have imposed and may in the future impose new costs and new restrictions on our business. Laws and regulations, including those designed to restrict who can register and who can distribute domain names or require registrants to provide additional documentation to register domain names, have, and may in the future, impose significant additional costs on our business and subject us to additional liabilities or could prevent us from operating in certain jurisdictions. For example, the government of China has indicated that it will issue, and has issued, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of registry services in China and could impact the growth or renewal rates of domain name registrations in China. Registries, including us, and China-based registrars are also required by some of these regulations to obtain a government-issued license for each TLD operating in China. Any failure to obtain the required licenses, or to comply with any license requirements or any updates thereto, by us or our China-based registrars could impact our current and future business in China.
In addition, laws have been, and may be in the future, adopted that are designed to restrict counterfeit goods or intellectual property violations such as cybersquatting or that restrict the transfer of data. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current locations, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation.
Similarly, the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and adds broad new requirements for handling personal data, including the public disclosure of significant data breaches, and significant penalties, became effective in May 2018. Other countries and other states, such as California with the California Consumer Privacy Act, have enacted or are enacting data protection laws regulating or limiting the collection, storage, and processing of personal data as well as granting new rights to data subjects. To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently we are subject to these continuously evolving and developing laws and regulations both in the United States and internationally regarding privacy, data protection and data security. The scope of the laws and regulations that are applicable to us is often uncertain and may be conflicting, particularly with respect to international laws and regulations. These evolving legal, regulatory and compliance frameworks could impose significant costs for us that are likely to increase over time.
In addition, as we market our TLDs in international locations, we are likely to raise our profile in certain foreign countries thereby increasing the regulatory and other scrutiny of our operations. Any negative developments arising from such increased scrutiny could diminish demand for our domain names, increase our costs of regulatory compliance, affect our reputation, expose us to liability, penalties or fines, force us to change our business practices or otherwise materially harm our business.
Our international operations expose us and our business to additional economic, legal, regulatory and political risks that could have an adverse impact on our revenues and business.
A significant portion of our revenues is derived from customers outside the U.S. Our business operations in international locations have required, and will continue to require, significant management attention and resources. We may also need to tailor some of our services for a particular location and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international locations or expand our presence in existing locations. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business internationally, including:
•competition with companies in international locations or other domestic companies entering international locations in which we operate, as well as local governments actively promoting ccTLDs that we do not operate;
•political and economic tensions between governments and changes in international trade policies and/or the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;
•tariffs and other trade barriers and restrictions;
•difficulties in staffing and managing international operations;
•currency exchange rate fluctuations;
•potential problems associated with adapting our services to technical conditions existing in different countries;
•difficulties in verifying end-user information, including for the purposes of complying with the verification requirements of certain countries and with the economic and trade sanctions programs administered by OFAC;
•more stringent privacy and data localization policies in some international jurisdictions;
•additional vulnerability from terrorist groups targeting U.S. interests abroad;
•potentially conflicting or adverse tax consequences;
•reliance on third parties in international locations in which we only recently started doing business; and
•potential concerns of international governments or customers and prospects regarding doing business with U.S. technology companies due to alleged U.S. government data collection policies.
Escalating political tensions between the United States and China in particular may pose additional risks to our business in China. Since 2018, the United States and China have imposed tariffs on certain of each other’s exports. In 2019 and 2020, the U.S. government announced restrictions on trading with certain Chinese companies. The Chinese government subsequently announced actions that, if implemented, could impose additional restrictions on the Chinese operations of non-Chinese companies. These and future government actions impacting our ability to operate in China may cause our management’s attention to be diverted, our reputation to be damaged, or our business in China to be adversely affected.

Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our income taxes.
We are subject to income taxes in both the U.S. and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, changes in tax laws that could adversely impact our income or non-income taxes or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
The Organization for Economic Cooperation and Development (“OECD”) plans to issue a final report that will provide a long-term, multilateral proposal on the taxation of the digital economy. If this proposal is ultimately agreed to and implemented by the OECD’s member states, there could be significant modifications in the way multinational corporations are taxed. In addition, some international tax jurisdictions, independent of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such proposals being adopted throughout the world and tax treaties being modified accordingly, any or all of these changes in tax policy for the digital economy could increase our taxes and adversely impact our financial condition, results of operations and cash flow.
Our business faces risks arising from ICANN’s consensus and temporary policies, technical standards and other processes.
Our Registry Agreements with ICANN require us to implement Consensus Policies and changes mandated by ICANN through temporary specifications or policies (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that (1) are unfavorable to us as the registry operator of .com, .net and other gTLDs that we operate, (2) are inconsistent with our current or future plans, (3) impose substantial costs on our business, (4) subject the Company to additional legal risks, or (5) affect our competitive position. These Consensus Policies or Temporary Policies could have a material adverse effect on our business. For example, ICANN has adopted a Consensus Policy that would require us to receive and display registrants’ personal and contact information and designated administrative and technical contact information (“Thick Whois data”) for .com and .net, although that Policy is undergoing modification by a new Consensus Policy that may make such transfer of Thick Whois data optional. We can provide no assurances that such a modification will occur or that we would not choose to receive and display Thick Whois data for our .com and .net registries under it. The costs of complying or failing to comply with Consensus and Temporary Policies could expose us to compliance costs and substantial liability and exposure, and result in costly and time-consuming investigations or litigation.
Our Registry Agreements with ICANN require us to implement and comply with various technical standards and specifications published by the Internet Engineering Task Force (“IETF”). ICANN could impose requirements on us through changes to these IETF standards, or new standards, that are inconsistent with our current or future plans, that impose substantial costs on our business, that subject the Company to additional legal risks, or that affect our competitive position. Any such changes to the IETF standards, or new standards, could have a material adverse effect on our business.
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
In the fourth quarter of 2016, the U.S. government completed a transition to the multi-stakeholder community of the historical role played by the National Telecommunications and Information Administration (“NTIA”) in the coordination of the DNS. Changes arising from this transition to the multi-stakeholder model of internet governance could materially and adversely impact our business. For example, ICANN has adopted bylaws that are designed, in part, to enhance its accountability through an organization called the Empowered Community, which is comprised of a cross section of stakeholders. ICANN or the Empowered Community may assert positions that could negatively impact our strategy or our business. By completing the transition, the U.S. government through the NTIA has ended its coordination and management of important aspects of the DNS including the IANA functions and the root zone. There can be no assurance that the removal of the U.S. government oversight of these key functions will not negatively impact our business.

Claims, lawsuits, audits or investigations in which we are or could become involved may result in adverse outcomes to our business.
We are, and may in the future become, involved in claims, lawsuits, audits and investigations, including intellectual property litigation and infringement claims. Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, proceedings that we initially view as immaterial could prove to be material. Adverse outcomes in lawsuits, audits and investigations, could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, and may have a material adverse effect on our financial condition, results of operations and cash flows. For example, the current arbitration proceeding against ICANN challenging the validity of ICANN’s award of the .web gTLD to us could adversely affect our ability to operate the .web gTLD. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
Strategic, Business and Operating Risk Factors
The effects of the COVID-19 pandemic have impacted how we operate our business, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain.
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. The pandemic, and the preventative measures taken in response to the pandemic (including “shelter-in-place” or “stay-at-home” and similar orders issued by international, federal, state or local authorities and the subsequent relaxation and re-imposition of such orders), have resulted in, and are expected to continue to result in, significant volatility, business and economic disruptions and uncertainty. In response to the pandemic, we have taken steps to protect our employees, including arranging for most of our employees to work remotely, while we continue to operate all of our services, including our registry services for .com and .net and our root operations. However, the extent to which the effects of the pandemic will continue to impact our business, operations, financial condition and results of operations remains uncertain and depends on numerous evolving factors that we may not be able to control or predict, including:
•the duration and scope of the pandemic;
•the extent and effectiveness of responsive actions, including the relaxation and re-imposition of orders by authorities and the delivery and administration of vaccines, and the impact of these and other factors on our employees, customers and vendors;
•the impact of the pandemic on our key personnel and other employees (including the impact of work-from-home arrangements on employee productivity and morale);
•the extent to which we are able to maintain and replace critical internet infrastructure components when necessary;
•our continued ability to execute on business continuity plans for the maintenance of our critical internet infrastructure while most of our employees continue to work remotely; and
•any negative impact on the demand for new and renewal domain name registrations resulting from the economic disruption caused by the pandemic and responses thereto.
Further, the impact of COVID-19 and the volatile regional and global economic conditions stemming from the pandemic may also precipitate or exacerbate other risks discussed in these Risk Factors, any of which could have a material effect on us. As of the date of this Form 10-K, our financial condition and results of operations have not been adversely impacted by the COVID-19 pandemic. Regardless, this situation is uncertain and additional effects may arise that we are not presently aware of or that we currently do not consider present material risks to our operations. If we are unable to successfully respond to and manage the impact of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted, and the impact could be material.
The business environment is highly competitive and, if we do not compete effectively, we may suffer lower demand for our products, reduced gross margins, and loss of market share.
We face competition from services that provide an online identity or presence, including other gTLD and ccTLD registries. In order to remain competitive and retain our market position, we must continually demonstrate the safety, security, and resiliency of our services and must adopt and support new technologies to adapt our services to changing technologies, market conditions, and our customers’ and internet users’ preferences and practices. If we do not successfully evolve and demonstrate the value of our services, we may not be able to compete effectively with current or future competitors, and such competitive pressures could materially harm our business. In addition, competing technologies developed by others or the emergence of new industry standards may adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. Finally, consolidation within our industry has occurred and is likely to continue to occur. Our ability to participate and benefit from such consolidations may be limited and consolidation within our industry amongst our competitors could harm our competitive position and adversely impact our business.
We have been designated as the registry operator for certain new gTLDs, including certain IDN gTLDs. Our new gTLDs may not be as or more successful than the new gTLDs obtained by our competitors. In addition, our new gTLDs may face additional universal acceptance and usability challenges and it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these strings and their general acceptance and usability.
See the “Competition” section in Part I, Item 1 of this Form 10-K for further information.
The evolution of technologies or internet practices and behaviors, the adoption of substitute technologies, or wholesale price increases of our domain names may negatively impact the demand for the domain names for which we are the registry operator.
The growth of technologies, including social media, mobile devices, apps and the dominance of search engines, has evolved and continues to evolve, changing the internet practices and behaviors of consumers and businesses. These ongoing changes can negatively impact the demand for our domain names. In addition, registrants purchase domain names for a variety of reasons, including personal, commercial, and investment reasons. Changes in the motivation of domain name registrants can negatively impact our business.
Technology changes to web browser or internet search technologies could reduce demand for domain names. Similarly, if internet users’ preferences or practices shift away from recognizing and relying on web addresses or if internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content demand for our domain names could be negatively impacted. Demand for our domain names could be negatively impacted by new technologies that significantly decrease the use of domain names to develop and protect an online identity. New technologies that encourage internet users to expand the use of third-level domains or alternate identifiers, such as identifiers from social networking, e-commerce platforms and microblogging sites, could also negatively impact the demand for our domain names. In addition, demand for domain names in our TLDs could be impacted by alternative TLDs that are operated outside the single authoritative root zone have been and continue to be proposed, for example, as part of certain blockchain namespace systems. To the extent that web browsers, applications, registrars and DNS resolvers recognize and support such TLDs, and that internet users are able to perform online operations with such TLDs, demand for domain names in TLDs in the single authoritative root zone, including our TLDs, could be negatively impacted.
Some registrars and registrants seek to purchase and resell domain names at an increased price. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors, including regulations limiting the resale of domain names, could result in a decrease in the demand and/or renewal rates for domain names in our TLDs.
Some registrars and registrants seek to generate revenues by registering domain names specifically for website advertising. Changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo!, Baidu and Bing, have adversely affected, and may continue to adversely affect the market for domain names used for this purpose, which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for such domain names. In addition, if spending on online advertising and marketing is reduced, this may result in a further decline in the demand for domain names used for this purpose.
Under the terms of the .com Registry Agreement, as amended, we may increase the annual fee of each .com domain name registration or renewal by up to 7% over the previous year in each of the final four years of each six-year period. To the extent we increase wholesale prices, there could be a decrease in the demand and/or renewal rates for .com domain names.
If we fail to expand our services into developing and emerging economies in foreign locations, our business may not grow.
We seek to serve many new, developing and emerging economies in foreign locations to grow our business. These economies are rapidly evolving and may not grow or even if they do grow, our services may not be widely used or accepted there. Accordingly, the demand for our services in these locations is uncertain. Factors that may affect acceptance or adoption of our services in these locations include:
•regional internet infrastructure development, expansion, penetration and adoption, and the development, maturity and depth of our sales channels;

•acceptance and adoption of substitute products and services that enable online presence without a domain name, including social media, e-commerce platforms, website builders and mobile applications;
•increased acceptance and adoption of other substitute products and services, including ccTLDs or other gTLDs;
•public perception of the security of our technologies and of IP and other networks;
•the introduction and consumer acceptance of new generations of mobile devices, and in particular, the use of mobile applications as the primary engagement mechanism for navigating the internet; and
•government regulations affecting the internet, internet access and availability, domain name registrations or the provision of registry services, data security or data localization, e-commerce or telecommunications.
If our services are not widely accepted or adopted in these locations, our business may not grow.
Our business depends on registrars and their resellers maintaining their focus on marketing our products and services.
All of the domain name registrations and renewals for the registries we operate occur through registrars. Registrars and their resellers engage in substantial marketing efforts to increase the demand and/or renewal rates for domain names as well as their own associated offerings. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers, including vertical integration by registrar or reseller industry participants, could result in significant changes to their businesses, operating models, and cost structures. These changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for the domain names for which we are the registry operator.
With the introduction of new gTLDs, many of our registrars and resellers have chosen to, and may continue to choose to, focus their short- or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including new gTLDs, and some also sell and support their own services for websites such as email, website hosting, and other services. Our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in our TLDs, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in our TLDs, as opposed to other competing TLDs, including the new gTLDs, or their own services, our business could be harmed.
We depend on highly skilled employees to maintain and provide innovative solutions for our business, and our business could be harmed if we are not able to attract and retain such qualified talent.
Our business is highly technical and requires individuals skilled and knowledgeable in unique technologies, configurations, operating systems, and software development tools. We depend on the knowledge, experience, and performance of our highly skilled employees and leaders to effectively manage and provide innovative solutions for our business. For example, we require employees with expertise in DNS operations and with certain cybersecurity specialties. Because such employees are in high demand by our competitors and other companies, we must be able to attract, integrate, retain and motivate such highly skilled employees and leaders, and we must implement succession plans for these employees, or our business could be harmed.
Intellectual Property Risk Factors
We rely on our intellectual property rights to protect our proprietary assets, and any failure by us to protect or enforce, or any misappropriation of, our intellectual property could harm our business.
Our success depends in part on our internally developed technologies and related intellectual property. Despite our precautions, it may be possible for an external party to copy or otherwise obtain and use our intellectual property without authorization. Furthermore, the laws of other countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to some of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, third parties may seek to oppose or otherwise challenge our patents, and such patents’ scope may differ significantly from what was requested in the patent applications and may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation is inherently unpredictable and, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the IETF. To the extent any of our patents are considered “standards essential patents,” in some cases we may be required to license such patents to our competitors on reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.
We also license externally developed technology that is used in some of our products and services to perform key functions. These externally developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could hinder or increase the cost of our services, launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our business are in the public domain or may otherwise become publicly available, which means that such software and protocols are equally available to our competitors.
We rely on the strength of our Verisign brand to help differentiate Verisign in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2020, we owned each of our significant properties, which include our corporate headquarters facility in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed, a subsidiary of Afilias plc (“Afilias”), a competitor and losing bidder in the .web auction, filed a form of arbitration proceeding against ICANN, an Independent Review Process (“IRP”) under ICANN’s bylaws, on November 14, 2018. Afilias alleges that the agreement between Verisign and Nu Dotco, LLC (“NDC”) pertaining to .web violated ICANN’s new gTLD Applicant Guidebook. As a result, Afilias claims that ICANN had a duty to disqualify NDC’s bid and award the .web gTLD to Afilias. Afilias also claims that ICANN would violate its bylaws pertaining to competition by awarding the .web gTLD to Verisign. Afilias amended its IRP request on March 21, 2019 in part to oppose Verisign’s and NDC’s participation in the IRP. A hearing was held on Verisign’s and NDC’s applications for participation and, on February 12, 2020, the IRP panel permitted Verisign and NDC to participate in aspects of the IRP. In early August 2020, the IRP panel held a hearing on Afilias’ claims. We expect the IRP panel to issue its decision in the first quarter of 2021. We believe that Afilias’ claims regarding Verisign’s and NDC’s conduct are without merit, and we intend to vigorously oppose Afilias’ claims in this matter.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 12, 2021, there were 353 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2020	271	$205.95	271	$449.8	million
November 1 – 30, 2020	282	$197.67	282	$394.1	million
December 1 – 31, 2020	279	$209.14	279	$335.6	million
	832		832

(1)Effective February 6, 2020, our Board of Directors authorized the repurchase of our common stock in the amount of $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.

(2)Effective February 11, 2021, our Board of Directors authorized the repurchase of our common stock in the amount of $747.0 million, in addition to the $253.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2015, and calculates the return annually through December 31, 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2015 - 2020
$400
$350
$300
$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
VeriSign, Inc.
S&P 500 INDEX
S&P 500 INFORMATION TECHNOLOGY INDEX

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
VeriSign, Inc.	$100	$87	$131	$170	$221	$248
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P 500 Information Technology Index	$100	$114	$158	$158	$237	$341

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data for, and as of the end of, each of the last five fiscal years. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, to fully understand factors that may affect the comparability of the information presented below.

 Selected Consolidated Statements of Comprehensive Income Data: (in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018	2017	2016

Revenues	$1,265	$1,232	$1,215	$1,165	$1,142
Operating income	$824	$806	$767	$708	$687
Net income (1)	$815	$612	$582	$457	$441
Earnings per share:
Basic	$7.08	$5.17	$5.13	$4.56	$4.12
Diluted	$7.07	$5.15	$4.75	$3.68	$3.42
 ———————
(1)    Net income for 2020 includes the recognition of $204.2 million of previously unrecognized income tax benefits. Net income for 2018 includes a $52.0 million after-tax gain related to our divested security services business.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2020	2019	2018	2017	2016

Cash, cash equivalents and marketable securities (1) (2)	$1,167	$1,218	$1,270	$2,415	$1,798
Total assets (1) (2)	$1,767	$1,854	$1,915	$2,941	$2,335
Deferred revenues	$1,063	$1,034	$1,018	$999	$976
Subordinated convertible debentures, including contingent interest derivative (2)	$—	$—	$—	$628	$630
Long-term debt (1)	$1,790	$1,788	$1,785	$1,783	$1,237
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about (i) the impact from the effects of the COVID-19 pandemic, (ii) revenue growth in 2021, (iii) continued growth in registrations in the domain name base in 2021, (iv) cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and non-operating income, net, in 2021, (v) our effective tax rate for 2021, (vi) the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing, (vii) cash paid for income taxes in 2021, and (viii) our planned property and equipment expenditures for 2021. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2021. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
As of December 31, 2020, we had approximately 165.2 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2020 Business Highlights and Trends
•We recorded revenues of $1,265.1 million in 2020, which represents an increase of 3% compared to 2019.
•We recorded operating income of $824.2 million during 2020, which represents an increase of 2% as compared to 2019.
•We finished 2020 with 165.2 million .com and .net registrations in the domain name base, which represents a 4% increase from December 31, 2019.
•During 2020, we processed 42.4 million new domain name registrations for .com and .net compared to 40.3 million in 2019.
•The final .com and .net renewal rate was 73.7% for the third quarter of 2020 and 2019. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We repurchased 3.7 million shares of our common stock for an aggregate cost of $734.9 million in 2020. As of December 31, 2020, there was $335.6 million remaining for future share repurchases under the share repurchase program.

•Effective February 11, 2021, our Board of Directors authorized the repurchase of our common stock in the amount of $747.0 million, in addition to the $253.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.
•We generated cash flows from operating activities of $730.2 million in 2020, which represents a decrease of 3% as compared to 2019.
•During 2020, we recognized an income tax benefit of $204.2 million as a result of the remeasurement of certain previously unrecognized income tax benefits and the lapse of statutes of limitations related to other unrecognized income tax benefits.
•During 2020, we announced a freeze on the registry prices for all of our TLDs, including .com and .net, through March 31, 2021. Additionally, we announced a waiver of the wholesale restore fee for expired domain names through the end of 2020.
•On February 11, 2021, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $7.85 to $8.39, effective September 1, 2021.
COVID-19 Update
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have established a task force to monitor the pandemic and have taken a number of actions to protect our employees, including restricting travel, modifying our sick leave policy to encourage quarantine and isolation when warranted, and directing most of our employees to work from home. We have implemented our readiness plans, which include the ability to maintain critical internet infrastructure with most employees working remotely. We believe that the effects of the pandemic to date have led to a modest increase in the demand for domain names, particularly as businesses and entrepreneurs have been seeking to establish or expand their presence online in response to the pandemic. Our revenues increased during 2020 primarily driven by an increase in the domain name base for the .com TLD; however, the situation remains uncertain and hard to predict. The broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future growth in the domain name base, remain uncertain. The duration and severity of the economic disruptions from the pandemic may ultimately result in negative impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. Because fees for domain name registrations and renewals are generally due at the time of registration or renewal and revenues from such registrations and renewals are recognized ratably over their terms, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see “Risk Factors – The effects of the COVID-19 pandemic have impacted how we operate our business, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain” in Part I, Item 1A of this Form 10-K.
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
 Income taxes
We operate in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining our worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits.
The final taxes payable are also dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. We only recognize or continue to recognize tax positions and tax benefit amounts that are more likely than not to be sustained upon examination. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimate of unrecognized tax benefits. See Note 10, “Income Taxes” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of significant changes in unrecognized tax benefits during 2020.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.2	14.6	15.8
Sales and marketing	2.9	3.8	5.3
Research and development	5.9	4.9	4.8
General and administrative	11.8	11.2	10.9
Total costs and expenses	34.8	34.5	36.8
Operating income	65.2	65.5	63.2
Interest expense	(7.1)	(7.4)	(9.5)
Non-operating income, net	1.2	3.5	6.3
Income before income taxes	59.3	61.6	60.0
Income tax benefit (expense)	5.1	(11.9)	(12.1)
Net income	64.4%	49.7%	47.9%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries for several other TLDs and from providing back-end registry services to a number of TLD registry operators, all of which are not significant in relation to our consolidated revenues. For domain names registered in the .com and .net registries we receive a fee from registrars per annual registration that is determined pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, Verisign and the DOC amended the Cooperative Agreement. The amendment, among other items, extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased, subject to appropriate changes to the .com Registry Agreement, without further DOC approval, by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. On March 27, 2020, Verisign and ICANN amended the .com Registry Agreement (“Third .com Amendment”) that, among other items, incorporates these changes agreed to with the DOC to the pricing terms. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. As part of our response to the COVID-19 crisis, we announced on March 25, 2020 that we would freeze registry prices for domain name registrations and renewals for all of our TLDs, including .com and .net, through the end of 2020. On July 23, 2020, we announced that we would extend the freeze on registry prices for all of our TLDs, including .com and .net, through March 31, 2021. On February 11, 2021, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $7.85 to $8.39, effective September 1, 2021. We offer promotional incentive-based discount programs to registrars based upon market conditions and the business environment in which the registrars operate. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(Dollars in thousands)
Revenues	$1,265,052	3%	$1,231,661	1%	$1,214,969
The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2020	% Change	2019	% Change	2018
.com and .net domain name registrations in the domain name base	165.2 million	4%	158.8 million	4%	153.0 million
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in recent years and may continue to do so in 2021 and beyond.
Revenues increased by $33.4 million in 2020 compared to 2019, primarily due to an increase in revenues from the operation of the registry for the .com TLD, partially offset by the elimination of revenues from our sale of our security services customer contracts. The increase in revenues from the .com TLD was driven by a 4% increase in the domain name base for .com.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia and Japan. The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(Dollars in thousands)
U.S	$804,647	4%	$772,586	2%	$756,907
EMEA	214,204	3%	206,975	(3)%	212,699
China	113,048	(5)%	119,291	12%	106,841
Other	133,153	—%	132,809	(4)%	138,522
Total revenues	$1,265,052	3%	$1,231,661	1%	$1,214,969

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth in 2020 has come from increased sales to registrars based in the U.S. and EMEA. Revenues from registrars based in China declined during 2020 as a result of lower new registrations and renewal rates in the country.
We expect revenues to continue to grow in 2021, as a result of the increased volume of domain registrations in 2020, and continued growth in registrations in the domain name base in 2021.
Cost of revenues
Cost of revenues consist primarily of salaries and employee benefits expenses for our personnel who manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, fees paid to ICANN, customer support and training, costs of facilities and computer equipment used in these activities, telecommunications expense and allocations of indirect costs such as corporate overhead.

A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(Dollars in thousands)
Cost of revenues	$180,177	—%	$180,467	(6)%	$192,134

Cost of revenues remained consistent in 2020 compared to 2019, as a decrease in salary and employee benefits expenses was offset by an increase in direct cost of revenues. Salary and employee benefits expenses decreased by $2.3 million due to a functional realignment of some headcount to research and development, partially offset by headcount increases throughout the year and an increase in expenses for other employee benefits including expanded paid time off benefits provided to employees in response to the COVID-19 pandemic. Direct cost of revenues increased by $1.8 million as a result of an increase in registry fees primarily related to the .com TLD.
We expect cost of revenues as a percentage of revenues to increase slightly in 2021 as compared to 2020.
Sales and marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, travel and related expenses, trade shows, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as online, television, radio, print and direct mail advertising costs, and allocations of indirect costs such as corporate overhead.
A comparison of sales and marketing expenses is presented below:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(Dollars in thousands)
Sales and marketing	$36,790	(21)%	$46,637	(28)%	$64,891

Sales and marketing expenses decreased by $9.8 million in 2020 compared to 2019 primarily due to a $6.9 million decrease in advertising and marketing expenses and a combination of other individually insignificant factors. Advertising and marketing expenses declined as a result of decreases in marketing programs in various regions.
We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2021 as compared to 2020.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(Dollars in thousands)
Research and development	$74,671	23%	$60,805	5%	$57,884

Research and development expenses increased by $13.9 million in 2020 compared to 2019 primarily due to increases in salary and employee benefits expenses and allocated overhead expenses. Salary and employee benefits expenses increased by $10.2 million as a result of several factors, including a functional realignment of some headcount from cost of revenues, additional headcount increases throughout the year, and an increase in expenses for other employee benefits including expanded paid time off benefits provided to employees in response to the COVID-19 pandemic. Allocated overhead expenses increased by $4.0 million primarily due to an increase in average headcount relative to other cost types.
We expect research and development expenses as a percentage of revenues to remain consistent in 2021 as compared to 2020.

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
A comparison of general and administrative expenses is presented below:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(Dollars in thousands)
General and administrative	$149,213	8%	$137,625	4%	$132,668

General and administrative expenses increased by $11.6 million in 2020 compared to 2019 primarily due to increases in salary and employee benefits expenses, software license expenses, charitable contributions, and contract and professional services expenses, partially offset by a decrease in stock-based compensation expenses and an increase in overhead expenses allocated to other cost types. Salary and employee benefits expenses increased by $8.1 million as a result of an increase in average headcount as well as an increase in expenses for other employee benefits including expanded paid time off benefits provided to employees in response to the COVID-19 pandemic. Software license expenses increased by $3.3 million due to expenses related to network security and other software services. Charitable contributions increased by $3.6 million to support the response to the COVID-19 pandemic and to promote equal justice. Contract and professional services expenses increased by $2.0 million due to increases in expenses for network security and other corporate support services. Stock-based compensation expense decreased by $2.4 million as a result of a decrease in the projected achievement levels on certain performance-based RSU grants. Overhead costs allocated to other cost types increased by $3.0 million due to an increase in total allocable expenses.
We expect general and administrative expenses as a percentage of revenues to remain consistent in 2021 as compared to 2020.
Interest expense
See Note 4, “Debt and Interest Expense” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We expect interest expense to remain consistent in 2021 as compared to 2020.
Non-operating income, net
See Note 9, “Non-operating Income, Net” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We expect Non-operating income, net to decrease in 2021 as compared to 2020 due to the transition services income and gain recognized in 2020 in connection with the sale of our security services customer contracts which will not recur in 2021, and lower interest income in 2021 as a result of lower interest rates.
Income tax (benefit) expense

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Income tax (benefit) expense	(64,644)	$146,477	$147,027
Effective tax rate	(9)%	19%	20%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate and excess tax benefits related to stock-based compensation, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits.
Additionally, during 2020, we recognized an income tax benefit of $204.2 million as a result of the remeasurement of certain previously unrecognized income tax benefits. The majority of this tax benefit related to the worthless stock deduction taken in 2013. These remeasurements were based on written confirmations from Internal Revenue Service (“IRS”), received in 2020, indicating no examination adjustments would be proposed related to the worthless stock deduction or certain other matters reviewed as part of the audit of our federal income tax returns for 2010 through 2014, and the lapse of statutes of limitations related to other unrecognized income tax benefits. Notwithstanding these written confirmations, our U.S. federal income tax returns for 2010 through 2014 remain under examination by the IRS.

As of December 31, 2020, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $74.4 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to certain state and foreign net operating loss carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
We qualified for a tax holiday in Switzerland until the end of 2019 which lowered tax rates on certain types of income and required certain thresholds of foreign source income. The tax holiday reduced our foreign income tax expense by $17.3 million ($0.15 per share) in 2019. The benefit from the tax holiday is calculated before consideration of any offsetting tax impact in the United States. Effective January 1, 2020, due to Swiss tax law changes, the tax holiday was eliminated, which was partially offset by a lowered statutory tax rate.
We expect the effective tax rate for 2021 to be between 20% and 23%.

Liquidity and Capital Resources

	As of December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$401,194	$508,196
Marketable securities	765,713	709,863
Total	$1,166,907	$1,218,059
As of December 31, 2020, our principal source of liquidity was $401.2 million of cash and cash equivalents and $765.7 million of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of three months or less. As of December 31, 2020, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
In 2020, we repurchased 3.7 million shares of our common stock at an average stock price of $200.06 for an aggregate cost of $734.9 million under our share repurchase program. In 2019, we repurchased 3.9 million shares of our common stock at an average stock price of $188.84 for an aggregate cost of $738.5 million. Effective February 11, 2021, our Board of Directors authorized the repurchase of our common stock in the amount of $747.0 million, in addition to the $253.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.
As of December 31, 2020, we had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025 and $750.0 million principal amount outstanding of the 4.625% senior unsecured notes due 2023. As of December 31, 2020, there were no borrowings outstanding under the $200.0 million unsecured revolving credit facility that will expire in 2024.
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
In summary, our cash flows for 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$730,183	$753,892	$697,767
Net cash (used in) provided by investing activities	(72,258)	167,195	1,070,130
Net cash used in financing activities	(764,877)	(770,303)	(1,875,325)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	64	(958)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(107,000)	$150,848	$(108,386)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities decreased in 2020 compared to 2019 primarily due to an increase in cash paid for income taxes and decreases in cash received from interest on investments and from transition services, partially offset by an increase in cash received from customers. Cash paid for income taxes increased as we used the majority of our net operating loss carryforwards and tax credit carryforwards by the end of 2019. Cash received from interest on investments decreased due to a decline in interest rates. Cash received from transition services decreased due to the expiration of the transition services agreement related to our sale of our security services customer contracts in February 2020. Cash received from customers increased primarily due to higher domain name registrations and renewals.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.

We had net cash outflows from investing activities in 2020, compared to net cash inflows during 2019, primarily due to an increase in purchases of marketable securities and investments, net of proceeds from maturities and sales of marketable securities and investments, and an increase in purchases of property and equipment, partially offset by contingent consideration received related to our sale of security services customer contracts.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, repayment of borrowings, and our employee stock purchase plan.

Net cash used in financing activities decreased in 2020 compared to 2019 primarily due to a decrease in share repurchases.

Impact of Inflation

We do not believe that inflation has had a significant impact on our operations in any of the periods presented.

Income taxes

We expect cash paid for income taxes as a percentage of pre-tax income to be between 20% and 23% in 2021.

Property and Equipment Expenditures
 Our planned property and equipment expenditures for 2021 are anticipated to be between $55.0 million and $65.0 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 11, “Commitments and Contingencies,” Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

 Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2020, we did not have any significant off-balance sheet arrangements. See Note 11, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2020, there are a total of 0.7 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange rates. We have not entered into any market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity
The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2020, we had $1.01 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2020, we held foreign currency forward contracts in notional amounts totaling $27.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.
 Market Risk Management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2020, the fair values of the senior notes issued in 2013, 2015 and 2017 were $758.8 million, $569.1 million, and $589.9 million, respectively, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Verisign, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of accounting for income taxes
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognized $67.8 million of deferred tax assets, net as of December 31, 2020. The Company’s income tax benefit was $64.6 million for the year ended December 31, 2020. The Company conducts business globally and consequently is subject to U.S. federal, state, as well as foreign income taxes in the jurisdictions it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.
We identified the evaluation of the accounting for income taxes as a critical audit matter. Evaluating the Company’s application of complex tax regulations in the domestic and foreign jurisdictions it operates and the impact of those regulations on U.S. federal, state, and foreign income tax provisions required complex auditor judgment, and the use of tax professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including controls related to the application of complex tax regulations in the Company’s various tax jurisdictions and the impact on the Company’s U.S. federal, state, and foreign income tax provision. We involved domestic and international tax professionals with specialized skills and knowledge in various tax jurisdictions who assisted in evaluating the Company’s analyses over the application of complex tax regulations in those jurisdictions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

McLean, Virginia
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 19, 2021

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$401,194	$508,196
Marketable securities	765,713	709,863
Other current assets	51,033	60,530
Total current assets	1,217,940	1,278,589
Property and equipment, net	245,571	250,283
Goodwill	52,527	52,527
Deferred tax assets	67,914	87,798
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	37,958	39,812
Total long-term assets	548,970	575,420
Total assets	$1,766,910	$1,854,009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$208,642	$209,988
Deferred revenues	780,051	755,178
Total current liabilities	988,693	965,166
Long-term deferred revenues	282,838	278,702
Senior notes	1,790,083	1,787,565
Long-term tax and other liabilities	95,494	312,676
Total long-term liabilities	2,168,415	2,378,943
Total liabilities	3,157,108	3,344,109
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $0.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $0.001 per share; Authorized shares: 1,000,000; Issued shares: 353,789 at December 31, 2020 and 353,157 at December 31, 2019; Outstanding shares: 113,470 at December 31, 2020 and 116,715 at December 31, 2019	14,275,160	14,990,011
Accumulated deficit	(15,662,602)	(16,477,490)
Accumulated other comprehensive loss	(2,756)	(2,621)
Total stockholders’ deficit	(1,390,198)	(1,490,100)
Total liabilities and stockholders’ deficit	$1,766,910	$1,854,009
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$1,265,052	$1,231,661	$1,214,969
Costs and expenses:
Cost of revenues	180,177	180,467	192,134
Sales and marketing	36,790	46,637	64,891
Research and development	74,671	60,805	57,884
General and administrative	149,213	137,625	132,668
Total costs and expenses	440,851	425,534	447,577
Operating income	824,201	806,127	767,392
Interest expense	(90,144)	(90,611)	(114,845)
Non-operating income, net	16,187	43,260	76,969
Income before income taxes	750,244	758,776	729,516
Income tax benefit (expense)	64,644	(146,477)	(147,027)
Net income	814,888	612,299	582,489
Other comprehensive (loss) income	(135)	190	130
Comprehensive income	$814,753	$612,489	$582,619

Earnings per share:
Basic	$7.08	$5.17	$5.13
Diluted	$7.07	$5.15	$4.75
Shares used to compute earnings per share
Basic	115,058	118,513	113,452
Diluted	115,298	118,968	122,661
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Total stockholders’ deficit, beginning of period	$(1,490,100)	$(1,385,474)	$(1,260,271)

Common stock and additional paid-in capital
Beginning balance	14,990,011	15,707,126	16,437,460
Repurchase of common stock	(777,454)	(782,583)	(638,152)
Stock-based compensation expense	50,026	52,316	54,574
Issuance of common stock under stock plans	12,577	13,152	12,836
Conversion of subordinated convertible debentures	—	—	(159,592)
Balance, end of period	14,275,160	14,990,011	15,707,126

Accumulated deficit
Beginning balance	(16,477,490)	(17,089,789)	(17,694,790)
Net income	814,888	612,299	582,489
Cumulative effects of changes in accounting principles	—	—	22,512
Balance, end of period	(15,662,602)	(16,477,490)	(17,089,789)

Accumulated other comprehensive loss
Beginning balance	(2,621)	(2,811)	(2,941)
Other comprehensive (loss) income	(135)	190	130
Balance, end of period	(2,756)	(2,621)	(2,811)

Total stockholders’ deficit, end of period	$(1,390,198)	$(1,490,100)	$(1,385,474)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$814,888	$612,299	$582,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	46,352	46,330	48,367
Stock-based compensation	48,243	50,626	52,504
Amortization of discount on investments in debt securities	(6,131)	(14,777)	(18,259)
Gain on sale of business	(6,402)	(817)	(54,840)
Other, net	3,425	3,668	14,646
Changes in operating assets and liabilities
Other assets	(9,214)	(3,279)	1,041
Accounts payable and accrued liabilities	2,227	(24)	(2,130)
Deferred revenues	29,009	16,191	19,825
Net deferred income taxes and other long-term tax liabilities	(192,214)	43,675	54,124
Net cash provided by operating activities	730,183	753,892	697,767
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,305,732	2,247,904	4,031,809
Purchases of marketable securities	(2,355,405)	(2,030,521)	(2,976,752)
Purchases of property and equipment	(43,395)	(40,316)	(37,007)
Proceeds (payments) from sale of business	20,810	(9,872)	52,240
Other investing activities	—	—	(160)
Net cash (used in) provided by investing activities	(72,258)	167,195	1,070,130
Cash flows from financing activities:
Repurchases of common stock	(777,454)	(782,583)	(638,152)
Proceeds from employee stock purchase plan	12,577	13,152	12,836
Repayment of principal on subordinated convertible debentures	—	—	(1,250,009)
Other financing activities	—	(872)	—
Net cash used in financing activities	(764,877)	(770,303)	(1,875,325)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	64	(958)
Net (decrease) increase in cash, cash equivalents and restricted cash	(107,000)	150,848	(108,386)
Cash, cash equivalents, and restricted cash at beginning of period	517,601	366,753	475,139
Cash, cash equivalents, and restricted cash at end of period	$410,601	$517,601	$366,753
Supplemental cash flow disclosures:
Cash paid for interest	$87,354	$87,683	$117,956
Cash paid for income taxes, net of refunds received	$132,683	$89,974	$84,906
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $12.8 million and $11.9 million of costs related to internally developed software during 2020 and 2019, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
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
As of December 31, 2020, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
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
 As of December 31, 2020, Verisign held foreign currency forward contracts in notional amounts totaling $27.5 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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
Most customers either maintain a deposit with Verisign or provide an irrevocable letter of credit in excess of the amounts owed. Verisign also offers promotional incentive-based discount programs to its registrars based upon market conditions and the business environment in which the registrars operate. Amounts payable for these programs are recorded as a reduction of revenue.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each domain name registration or renewal is considered a separate optional purchase and represents a single performance obligation, which is to allow its registration and maintain that registration (by allowing updates, Domain Name System (“DNS”) resolution and Whois services, which allow users to find information about registered domain names) through the registration term. These services are provided continuously throughout each registration term, and as such, revenues from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term. Fees for

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal term.
Costs Incurred to Obtain a Contract
The Company recognizes the fees payable to ICANN for each annual term of domain name registrations and renewals, as an asset which is amortized on a straight-line basis over the related registration term. These assets are included in Other current assets and Other long-term assets.
Advertising Expenses
Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses, including costs for advertising campaigns conducted jointly with our registrars were $7.5 million, $12.8 million, and $15.2 million in 2020, 2019, and 2018, respectively.

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
Verisign operates in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining the Company’s worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. The Company only recognizes tax positions taken or expected to be taken on its tax returns that are more likely than not to be sustained upon examination, and records a tax benefit amount that is more likely than not to be realized upon ultimate settlement with the taxing authority. The Company adjusts its estimate of unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from the estimate. See Note 10, “Income Taxes,” for a discussion of significant changes in unrecognized tax benefits during 2020.
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
DECEMBER 31, 2020, 2019 AND 2018
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

Fair Value of Financial Instruments
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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
DECEMBER 31, 2020, 2019 AND 2018
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2020	2019
	(In thousands)
Cash	$28,832	$33,238
Time deposits	4,176	3,924
Money market funds (Level 1)	129,627	149,624
Debt securities issued by the U.S. Treasury (Level 1)	1,013,679	1,040,678
Total	$1,176,314	$1,227,464

Cash and cash equivalents	$401,194	$508,196
Restricted cash (included in Other long-term assets)	9,407	9,405
Total Cash, cash equivalents, and restricted cash	410,601	517,601
Marketable securities	765,713	709,863
Total	$1,176,314	$1,227,464
The fair value of the debt securities held as of December 31, 2020 was $1.01 billion, including less than $0.1 million of gross and net unrealized gains. All of the debt securities held as of December 31, 2020 have contractual maturities of less than one year.
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
As of December 31, 2020, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair values of the Company’s senior notes due 2023 (the “2023 Senior Notes”), the senior notes due 2025 (the “2025 Senior Notes”), and the senior notes due 2027 (the “2027 Senior Notes”) were $758.8 million, $569.1 million, and $589.9 million, respectively, as of December 31, 2020. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2020	2019
	(In thousands)
Prepaid registry fees	$22,654	$21,717
Prepaid expenses	17,920	19,818
Accounts receivable, net	4,642	1,524
Taxes receivable	3,572	1,111
Contingent consideration receivable	—	14,721
Other	2,245	1,639
Total other current assets	$51,033	$60,530

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2020	2019
	(In thousands)
Computer equipment and software	$415,086	$470,237
Buildings and building improvements	250,431	248,885
Land	31,141	31,141
Office equipment and furniture	9,179	8,437
Capital work in progress	4,330	6,779
Leasehold improvements	1,458	1,458
Total cost	711,625	766,937
Less: accumulated depreciation	(466,054)	(516,654)
Total property and equipment, net	$245,571	$250,283
Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.

Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2020	2019
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527
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

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2020	2019
	(In thousands)
Operating lease right-of-use asset	$11,277	$9,133
Restricted cash	9,407	9,405
Long-term prepaid registry fees	7,997	7,753
Other tax receivable	969	6,927
Long-term prepaid expenses and other assets	8,308	6,594
Total other long-term assets	$37,958	$39,812

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of December 31, 2020 reflects amortization of $36.2 million during 2020 which was recorded in Cost of Revenues. Other tax receivables as of December 31, 2019 included indirect benefits related to the previously unrecognized tax benefits that were remeasured during 2020, as discussed in Note 10. “Income Taxes.”

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2020	2019
	(In thousands)
Accounts payable and accrued expenses	$12,340	$15,907
Accrued employee compensation	54,596	49,869
Customer deposits	53,631	52,804
Taxes payable and other tax liabilities	27,194	30,308
Interest Payable	24,408	24,318
Accrued registry fees	13,090	11,529
Customer incentives payable	12,556	13,547
Other accrued liabilities	10,827	11,706
Total accounts payable and accrued liabilities	$208,642	$209,988

Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	As of December 31,
	2020	2019
	(In thousands)
Long-term tax liabilities	$90,335	$308,112
Long-term operating lease liabilities	5,159	4,564
Long-term tax and other liabilities	$95,494	$312,676
Long-term tax liabilities include accruals for unrecognized tax benefits and the long-term portion of the U.S. income taxes payable on the Company’s accumulated foreign earnings (“Transition Tax”) as discussed in Note 10. “Income Taxes.” During 2020, the Company recognized an income tax benefit of $204.2 million, primarily as a result of the remeasurement of certain previously unrecognized income tax benefits as discussed in Note 10. “Income Taxes.”
Note 4. Debt and Interest Expense
Senior Notes
As of December 31, 2020, the Company had senior notes outstanding of $1.79 billion, net of unamortized issuance costs. All of the outstanding senior notes were issued at par and are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
The following table summarizes information related to our Senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2020	2019
				(in thousands except interest rates)
Senior notes due 2023	April 16, 2013	May 1, 2023	4.625%	$750,000	$750,000
Senior notes due 2025	March 27, 2015	April 1, 2025	5.250%	500,000	500,000
Senior notes due 2027	July 5, 2017	July 15, 2027	4.750%	550,000	550,000
Unamortized issuance costs				(9,917)	(12,435)
Total senior notes				$1,790,083	$1,787,565
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
2019 Credit Facility
On December 12, 2019, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2019 Credit Facility”). The 2019 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0. As of December 31, 2020, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2019 Credit Facility expires on December 12, 2024 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
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
The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Contractual interest on Senior Notes	$87,063	$87,063	$87,063
Contractual interest on subordinated convertible debentures	—	—	20,015
Amortization of debt discount on the subordinated convertible debentures	—	—	4,236
Amortization of debt issuance costs and other interest expense	3,081	3,548	3,531
Total interest expense	$90,144	$90,611	$114,845

Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of the tax withholding due upon vesting of RSUs.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
Effective on February 6, 2020, the Company’s Board of Directors (“Board”) authorized the repurchase of its common stock in the amount of approximately $743.0 million, in addition to the $257.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2020 there was approximately $335.6 million remaining available for repurchases under the program.
Effective February 11, 2021, the Company’s Board authorized the repurchase of its common stock in the amount of $747.0 million, in addition to the $253.0 million that remained available for repurchases under the program, for a total repurchase authorization of up to $1.0 billion under the program.

The summary of the Company’s common stock repurchases for 2020, 2019 and 2018 are as follows:

	2020		2019		2018
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	3,674	$200.06	3,911	$188.84	4,352	$137.86
Total repurchases for tax withholdings	204	$208.92	243	$181.07	309	$123.62
Total repurchases	3,878	$200.48	4,154	$188.39	4,661	$136.91
Total costs	$777,454		$782,583		$638,152
Since inception, the Company has repurchased 240.3 million shares of its common stock for an aggregate cost of $10.98 billion, which is recorded as a reduction of Additional paid-in capital.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2020 and 2019:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain (Loss) On Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2018	$(2,836)	$25	$(2,811)
Changes	—	190	190
Balance, December 31, 2019	(2,836)	215	(2,621)
Changes	—	(135)	(135)
Balance, December 31, 2020	$(2,836)	$80	$(2,756)

Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Weighted-average shares of common stock outstanding	115,058	118,513	113,452
Weighted-average potential shares of common stock outstanding:
Conversion spread related to subordinated convertible debentures	—	—	8,589
Unvested RSUs, and ESPP	240	455	620
Shares used to compute diluted earnings per share	115,298	118,968	122,661
The Company settled the subordinated convertible debentures in May 2018. The calculation of diluted weighted average shares outstanding, excludes potentially dilutive securities, the effect of which would have been anti-dilutive, as well as

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
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

Note 7. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan. The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
U.S	$804,647	$772,586	$756,907
EMEA	214,204	206,975	212,699
China	113,048	119,291	106,841
Other	133,153	132,809	138,522
Total revenues	$1,265,052	$1,231,661	$1,214,969
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
Major Customers
Our largest customer accounted for approximately 34%, 33%, and 32% of revenues in 2020, 2019, and 2018, respectively. Another customer accounted for 10% of revenues during 2018. The Company does not believe that the loss of these customers would have a material adverse effect on the Company’s business because, in that event, end-users of these customers would transfer to the Company’s other existing customers.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance in 2020 is primarily driven by amounts billed in 2020 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $729.0 million of revenues recognized that were included in the deferred revenues balance at December 31, 2019. The balance of deferred revenues as of December 31, 2020 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.
Note 8. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $5.0 million in 2020, $4.7 million in 2019, and $4.3 million in 2018 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (the “2006 Plan”). As of December 31, 2020, a total of 8.4 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, vest over either three-or four-year terms. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock. This option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2020, 3.1 million shares of the Company’s common stock remain reserved for future issuance under this plan.
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenues	$6,321	$6,739	$6,835
Sales and marketing	3,453	3,755	4,972
Research and development	7,137	6,370	6,728
General and administrative	31,332	33,762	33,969
Total stock-based compensation	$48,243	$50,626	$52,504
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
RSUs	$38,217	$36,930	$38,005
PSUs	7,380	10,522	12,403
ESPP	4,429	4,864	4,166
Capitalization (Included in Property and equipment, net)	(1,783)	(1,690)	(2,070)
Total stock-based compensation expenses	$48,243	$50,626	$52,504
The income tax benefit that was included within Income tax expense related to these stock-based compensation expenses for 2020, 2019, and 2018 was $11.0 million, $11.7 million, and $12.3 million, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2020:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	876	$121.21
Granted	279	$205.61
PSU achievement adjustment	79	$20.41
Vested and settled	(551)	$95.70
Forfeited	(22)	$155.98
	661	$164.83
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2020 include approximately 0.2 million PSUs. The number of shares received upon vesting of these PSUs may range from zero to 0.4 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $216.40 on December 31, 2020. As of December 31, 2020, the aggregate market value of unvested RSUs was $143.1 million. The fair values of RSUs that vested during 2020, 2019, and 2018 were $115.0 million, $124.1 million, and $107.2 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2019 and 2018, was $172.87 and $112.74, respectively. As of December 31, 2020, total unrecognized compensation cost related to unvested RSUs was $75.7 million which is expected to be recognized over a weighted-average period of 2.5 years.
Note 9. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest income	$7,815	$26,596	$26,490
Gain on sale of business	6,402	817	54,840
Transition services income	2,100	15,600	1,132
Loss on extinguishment of subordinated convertible debentures	—	—	(6,554)
Other, net	(130)	247	1,061
Total non-operating income, net	$16,187	$43,260	$76,969
Interest income is earned principally from the Company’s surplus cash balances and marketable securities. The lower interest income in 2020 reflects a decline in interest rates on our investments in debt securities. Transition services income and gain on sale of business relate to the sale of our security services customer contracts. The transition services agreement ended in February 2020. The gain on sale of business in 2020 primarily represents the excess of the contingent consideration received related to the sale of our security services customer contracts compared to the estimated receivable.
Note 10. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$457,830	$452,793	$420,597
Foreign	292,414	305,983	308,919
Total income before income taxes	$750,244	$758,776	$729,516

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current (benefit) expense:
Federal	$(123,933)	$74,283	$99,127
State	10,522	2,069	1,088
Foreign, including withholding tax	29,152	31,385	76,199
	(84,259)	107,737	176,414
Deferred expense (benefit):
Federal	4,348	30,462	(16,448)
State	17,388	22,899	42,624
Foreign	(2,121)	(14,621)	(55,563)
	19,615	38,740	(29,387)
Total income tax (benefit) expense	$(64,644)	$146,477	$147,027
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and most of its provisions became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including lowering the U.S. federal corporate income tax rate from 35% to 21% and instituting a territorial tax system, along with a one-time Transition Tax.
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
The difference between income tax (benefit) expense and the amount resulting from applying the federal statutory rate of 21% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax expense at federal statutory rate	$157,551	$159,343	$153,199
State taxes, net of federal benefit	23,167	20,573	35,852
Effect of non-U.S. operations	(27,691)	(25,178)	(26,271)
Stock-based compensation	(8,643)	(9,204)	(7,032)
Capital loss carryforwards expiration	—	—	769,706
Change in valuation allowance	(987)	(3,555)	(773,737)
Accrual for uncertain tax positions	(204,673)	7,365	2,637
Other	(3,368)	(2,867)	(7,327)
Total income tax (benefit) expense	$(64,644)	$146,477	$147,027
During 2020, the Company recognized an income tax benefit as a result of the remeasurement of certain previously unrecognized income tax benefits. The majority of these income tax benefits, related to the worthless stock deduction taken in 2013. These remeasurements were based on written confirmations from IRS, indicating no examination adjustments would be proposed related to the worthless stock deduction or certain other matters reviewed as part of the audit of the Company’s federal income tax returns for 2010 through 2014, and the lapse of statutes of limitations related to other unrecognized income tax benefits. Notwithstanding these written confirmations, the Company’s U.S. federal income tax returns for those years

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
remain under examination by the IRS. Tax years 2015 and 2016 are closed to IRS audit as the statutes of limitations have lapsed.
The Company qualified for a tax holiday in Switzerland until the end of 2019 which lowered tax rates on certain types of income and required certain thresholds of foreign source income. The tax holiday reduced our foreign income tax expense by $17.3 million ($0.15 per share), and $16.9 million ($0.14) in 2019, and 2018, respectively. The benefit from the tax holiday is calculated before consideration of any offsetting tax impact in the United States. Effective January 1, 2020, due to Swiss tax law changes, the tax holiday was eliminated, which was partially offset by a lowered statutory tax rate.
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Deferred revenues, accruals and reserves	$66,926	$70,539
Net operating loss carryforwards	5,623	17,897
Tax credit carryforwards	5,078	5,516
Other	2,379	7,401
Total deferred tax assets	80,006	101,353
Valuation allowance	(5,613)	(6,598)
Net deferred tax assets	74,393	94,755
Deferred tax liabilities:
Property and equipment	(4,167)	(3,466)
Other	(2,394)	(3,608)
Total deferred tax liabilities	(6,561)	(7,074)
Total net deferred tax assets	$67,832	$87,681
With the exception of deferred tax assets related to certain state net operating loss carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets. As of December 31, 2020, the Company’s Other long-term tax liabilities include the $66.1 million noncurrent liability for Transition Tax, net of applicable foreign tax credits, while the $7.8 million current portion of the liability is included in Accounts payable and accrued liabilities.
As of December 31, 2020, the Company’s deferred tax assets included $86.8 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2020 consisted primarily of foreign tax credit carryforwards. The state net operating loss carryforwards expire in various years from 2021 through 2034. The foreign tax credits will expire in 2028.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2020	2019
	(In thousands)
Beginning balance	$231,339	$223,455
Increases in tax positions for prior years	7,138	4,467
Decreases in tax positions for prior years	(199,107)	(328)
Increases in tax positions for current year	1,613	3,745
Lapse in statute of limitations	(17,255)	—
Ending balance	$23,728	$231,339

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
As of December 31, 2020, approximately $23.1 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The Company does not expect the balance of unrecognized tax benefits to change materially during the next twelve months.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the Commonwealth of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are currently under examination by the IRS for 2010 through 2014. The U.S. federal statutes of limitations are closed for the 2015 and 2016 tax years. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has previously used net operating loss carryforwards and other tax attributes to offset its taxable income in income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute of limitations closes on the year in which such attributes were utilized. The open years for examination in Switzerland are the 2012 tax year and forward.

Note 11. Commitments and Contingencies
Purchase Obligations and Contractual Agreements
The following table represents the minimum payments required by Verisign under certain purchase obligations, certain U.S. income tax obligations, leases, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Transition Tax	Operating Leases	Senior Notes	Total
	(In thousands)
2021	$48,691	$7,772	$6,217	$87,063	$149,743
2022	10,462	7,772	3,401	87,063	108,698
2023	5,450	14,573	1,190	819,719	840,932
2024	4,095	19,430	353	52,375	76,253
2025	4,039	24,288	116	539,250	567,693
Thereafter	—	—	—	602,250	602,250
Total	$72,737	$73,835	$11,277	$2,187,720	$2,345,569
The amounts in the table above exclude $23.1 million of unrecognized tax benefits, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.
Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations include firm commitments with telecommunication carriers, other service providers and the fixed portion of registry fees related to the operation of certain top-level domains. Registry fees for top-level domains that we operate where the amounts are variable or passed-through to registrars have been excluded from the table above. The Company does not have any significant purchase obligations beyond 2025.
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual term of a domain name registered or renewed during such quarter. The Company incurred registry fees for the .com registry of $36.3 million in 2020, $34.7 million in 2019, and $33.0 million in 2018.
In connection with the .com Registry Agreement with ICANN, the Company is required to make annual payments of $4.0 million to ICANN from 2021 through 2025 to support efforts to maintain the security and stability of the DNS. These payments are included in Purchase obligations in the table above.
The Transition Tax relates to the U.S. income taxes payable on our accumulated foreign earnings pursuant to the Tax Act as discussed in Note 10 “Income Taxes.” As permitted by the Tax Act, the Company will continue to pay the Transition Tax in installments as shown in the table above.
Verisign leases a small portion of its office space and a portion of its data center facilities under operating leases, the longest of which extends into 2025. Rental expenses under operating leases were not material in any period presented.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2020, 2019 AND 2018
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.
Supplementary Data (Unaudited)
The following tables set forth unaudited supplementary quarterly financial data for the two-year period ended December 31, 2020. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2020
	Quarter Ended				Year Ended
	March 31 (1)	June 30	September 30 (2)	December 31 (3)	December 31,
	(In thousands, except per share data)
Revenues	$312,524	$314,365	$317,879	$320,284	$1,265,052
Gross Profit	$266,951	$270,757	$272,855	$274,312	$1,084,875
Operating Income	$206,264	$206,780	$206,649	$204,508	$824,201
Net income	$334,116	$152,479	$170,979	$157,314	$814,888
Earnings per share:
Basic (4)	$2.87	$1.32	$1.49	$1.38	$7.08
Diluted (4)	$2.86	$1.32	$1.49	$1.38	$7.07

	2019
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31,
	(In thousands, except per share data)
Revenues	$306,408	$306,289	$308,421	$310,543	$1,231,661
Gross Profit	$260,904	$262,223	$263,978	$264,089	$1,051,194
Operating Income	$200,252	$201,693	$205,616	$198,566	$806,127
Net income	$162,527	$147,534	$153,913	$148,325	$612,299
Earnings per share:
Basic	$1.36	$1.24	$1.30	$1.27	$5.17
Diluted	$1.35	$1.24	$1.30	$1.26	$5.15
——————
(1)    Results for the quarter ended March 31, 2020 include the recognition of $167.8 million of previously unrecognized income tax benefits.
(2)    Results for the quarter ended September 30, 2020 include the recognition of $24.0 million of previously unrecognized income tax benefits.
(3)    Results for the quarter ended December 31, 2020 include the recognition of $12.4 million of previously unrecognized income tax benefits.
(4)    Earnings per share for the year is computed independently and may not equal the sum of the quarterly earnings per share.
We believe that period-to-period comparisons of our operating results are not necessarily meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2020. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION
On February 16, 2021, our Board of Directors amended our Bylaws to decrease the aggregate ownership percentage of stockholders needed to call a special meeting from 25% to 10% as described in Article I, Section 2 of the Bylaws. The amended Bylaws, which were effective upon approval by our Board of Directors, contain certain notice and other requirements relevant to the ability of our stockholders to call a special meeting.
This description of the amendment to the Bylaws is qualified in its entirety by reference to the text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.02 to this Form 10-K.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees, Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee will be included under the captions “Proposal No. 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated herein by reference (our “2021 Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Form 10-K.

We have adopted a written Code of Conduct, which is posted on our Investor Relations website under “Ethics and Business Conduct” at https://investor.verisign.com/corporate-governance. The Code of Conduct applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and other senior accounting officers. We have also adopted the “Corporate Governance Principles for the Board of Directors,” which provide guidance to our directors on corporate practices that serve the best interests of our company and our stockholders.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct, to the extent applicable to the principal executive officer, principal financial officer, or other senior accounting officers, by posting such information on our website, on the web page found by clicking through to “Ethics and Business Conduct” as specified above.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2021 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for 2020,” and “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2021 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2021 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2021 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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

3. Exhibits

    (a) Index to Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Form 10-K. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (1) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements if those statements prove to be inaccurate, (2) may have been qualified by disclosures that were made to such other party or parties and that either have been reflected in the Company’s filings or are not required to be disclosed in those filings, (3) may apply materiality standards different from what may be viewed as material to investors and (4) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof or at any other time.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.				X

4.01	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.02	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.03	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

4.04	Description of Securities of the Registrant				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	VeriSign, Inc. Annual Incentive Compensation Plan. +	DEF 14A	4/8/15	Appendix A

10.04	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.05	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.06	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.07	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.08	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.09	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/28/16	10.01

10.11	Credit Agreement dated as of December 12, 2019 among VeriSign, Inc., the Lenders as defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	12/13/19	10.1

10.12	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.13	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.14	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.15	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.16	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.17	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017.	8-K	6/28/17	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.18	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

10.19	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018	10-K	2/15/19	10.20

10.20	Second Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2019	10-K	2/14/20	10.21

10.21	Amendment to Asset Purchase Agreement and Transition Services Agreement between Neustar, Inc. and VeriSign, Inc., dated as of December 10, 2019†	10-K	2/14/20	10.22

10.22	Third Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2020.	8-K	03/27/20	10.1

10.23	First Amendment to the .net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on April 27, 2020.	10-Q	10/22/20	10.01

21.01	Subsidiaries of the Registrant.	10-K	2/14/20	21.01

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 19th day of February 2021.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February 2021.

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