Form 10-Q
period 2021-06-30
VERISIGN INC/CA
filed 2021-07-22
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 16, 2021
Common stock, $0.001 par value per share	111,874,436

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$216,497	$401,194
Marketable securities	906,492	765,713
Other current assets	66,078	51,033
Total current assets	1,189,067	1,217,940
Property and equipment, net	247,694	245,571
Goodwill	52,527	52,527
Deferred tax assets	66,441	67,914
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	40,651	37,958
Total long-term assets	552,313	548,970
Total assets	$1,741,380	$1,766,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$175,350	$208,642
Deferred revenues	822,984	780,051
Total current liabilities	998,334	988,693
Long-term deferred revenues	289,881	282,838
Senior notes	1,784,654	1,790,083
Long-term tax and other liabilities	86,296	95,494
Total long-term liabilities	2,160,831	2,168,415
Total liabilities	3,159,165	3,157,108
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 354,071 at June 30, 2021 and 353,789 at December 31, 2020; Outstanding shares: 112,001 at June 30, 2021 and 113,470 at December 31, 2020	13,949,525	14,275,160
Accumulated deficit	(15,364,476)	(15,662,602)
Accumulated other comprehensive loss	(2,834)	(2,756)
Total stockholders’ deficit	(1,417,785)	(1,390,198)
Total liabilities and stockholders’ deficit	$1,741,380	$1,766,910

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$329,405	$314,365	$653,026	$626,889
Costs and expenses:
Cost of revenues	47,796	43,608	94,764	89,181
Sales and marketing	10,221	8,890	18,705	15,494
Research and development	19,808	18,202	40,119	35,560
General and administrative	38,601	36,885	76,052	73,610
Total costs and expenses	116,426	107,585	229,640	213,845
Operating income	212,979	206,780	423,386	413,044
Interest expense	(23,064)	(22,535)	(45,598)	(45,070)
Non-operating (loss) income, net	(2,041)	7,403	(1,597)	14,487
Income before income taxes	187,874	191,648	376,191	382,461
Income tax (expense) benefit	(40,102)	(39,169)	(78,065)	104,134
Net income	147,772	152,479	298,126	486,595
Other comprehensive (loss) income	(87)	(2,000)	(78)	263
Comprehensive income	$147,685	$150,479	$298,048	$486,858

Earnings per share:
Basic	$1.31	$1.32	$2.64	$4.20
Diluted	$1.31	$1.32	$2.64	$4.19
Shares used to compute earnings per share
Basic	112,387	115,347	112,757	115,861
Diluted	112,517	115,544	112,905	116,137
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders’ deficit, beginning of period	$(1,403,760)	$(1,409,114)	$(1,390,198)	$(1,490,100)

Common stock and additional paid-in capital
Beginning balance	14,111,235	14,734,618	14,275,160	14,990,011
Repurchase of common stock	(175,785)	(154,203)	(361,199)	(429,826)
Stock-based compensation expense	14,075	12,514	27,463	24,448
Issuance of common stock under stock plans	—	—	8,101	8,296
Balance, end of period	13,949,525	14,592,929	13,949,525	14,592,929

Accumulated deficit
Beginning balance	(15,512,248)	(16,143,374)	(15,662,602)	(16,477,490)
Net income	147,772	152,479	298,126	486,595
Balance, end of period	(15,364,476)	(15,990,895)	(15,364,476)	(15,990,895)

Accumulated other comprehensive loss
Beginning balance	(2,747)	(358)	(2,756)	(2,621)
Other comprehensive income	(87)	(2,000)	(78)	263
Balance, end of period	(2,834)	(2,358)	(2,834)	(2,358)

Total stockholders’ deficit, end of period	$(1,417,785)	$(1,400,324)	$(1,417,785)	$(1,400,324)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$298,126	$486,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	23,577	22,841
Stock-based compensation	26,591	23,428
Other, net	4,398	(8,101)
Changes in operating assets and liabilities:
Other assets	(18,602)	(10,146)
Accounts payable and accrued liabilities	(36,787)	25,796
Deferred revenues	49,976	30,430
Net deferred income taxes and other long-term tax liabilities	(6,435)	(175,471)
Net cash provided by operating activities	340,844	395,372
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,482,952	995,194
Purchases of marketable securities	(1,623,566)	(1,167,680)
Purchases of property and equipment	(24,270)	(21,891)
Proceeds received related to sale of business	—	20,009
Net cash used in investing activities	(164,884)	(174,368)
Cash flows from financing activities:
Repayment of borrowings	(750,000)	—
Proceeds from senior note issuance, net of issuance costs	742,329	—
Repurchases of common stock	(361,199)	(429,826)
Proceeds from employee stock purchase plan	8,101	8,296
Net cash used in financing activities	(360,769)	(421,530)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(364)	(965)
Net decrease in cash, cash equivalents, and restricted cash	(185,173)	(201,491)
Cash, cash equivalents, and restricted cash at beginning of period	410,601	517,601
Cash, cash equivalents, and restricted cash at end of period	$225,428	$316,110
Supplemental cash flow disclosures:
Cash paid for interest	$48,718	$43,708
Cash paid for income taxes, net of refunds received	$98,993	$26,472

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2021	2020
	(In thousands)
Cash	$28,078	$28,832
Time deposits	3,698	4,176
Money market funds (Level 1)	193,652	129,627
Debt securities issued by the U.S. Treasury (Level 1)	906,492	1,013,679
Total	$1,131,920	$1,176,314

Cash and cash equivalents	$216,497	$401,194
Restricted cash (included in Other long-term assets)	8,931	9,407
Total Cash, cash equivalents, and restricted cash	225,428	410,601
Marketable securities	906,492	765,713
Total	$1,131,920	$1,176,314
The fair value of the debt securities held as of June 30, 2021, included less than $0.1 million of gross and net unrealized losses. All of the debt securities held as of June 30, 2021 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2021, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2025, 2027, and 2031 were $568.2 million, $586.5 million, and $761.6 million, respectively, as of June 30, 2021. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$30,690	$17,920
Prepaid registry fees	23,974	22,654
Accounts receivable, net	4,956	4,642
Taxes receivable	4,829	3,572
Other	1,629	2,245
Total other current assets	$66,078	$51,033
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Long-term prepaid expenses	$11,089	$7,105
Operating lease right-of-use asset	10,318	11,277
Restricted cash	8,931	9,407
Long-term prepaid registry fees	8,232	7,997
Other	2,081	2,172
Total other long-term assets	$40,651	$37,958
The prepaid expenses included in Other current assets and Other long-term assets as of June 30, 2021 are primarily related to prepaid hardware and software maintenance expenses. The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to Internet Corporation for Assigned Names and Numbers (“ICANN”) for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of June 30, 2021 reflects amortization of $9.5 million and $18.8 million during the three and six months ended June 30, 2021 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Accounts payable and accrued expenses	$11,739	$12,340
Customer deposits	52,659	53,631
Accrued employee compensation	43,080	54,596
Interest payable	19,895	24,408
Taxes payable and other non-income tax liabilities	14,502	27,194
Accrued registry fees	14,216	13,090
Customer incentives payable	9,437	12,556
Other accrued liabilities	9,822	10,827
Total accounts payable and accrued liabilities	$175,350	$208,642

Customer deposits primarily relate to advance payments to cover domain name registration activity by registrars. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2020, was paid during the six months ended June 30, 2021. Interest payable varies at each period-end based on the payment due dates for each senior note issuance. Taxes payable and other tax liabilities reflect amounts accrued for the income tax provision and payments made during the period. Customer incentives payable includes amounts related to rebates and marketing programs payable to registrars. These amounts may vary from period to period due to the timing of payments.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Long-term tax liabilities	$82,427	$90,335
Long-term operating lease liability	3,869	5,159
Long-term tax and other liabilities	$86,296	$95,494
Long-term tax liabilities as of June 30, 2021 reflects a $7.7 million reclassification of a portion of the transition tax liability on accumulated foreign earnings from non-current to current as of June 30, 2021.
Note 4. Stockholders’ Deficit
Effective February 11, 2021, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $747.0 million, in addition to the $253.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2021, the Company repurchased 0.8 million and 1.7 million shares of its common stock, respectively, at an average stock price of $216.48 and $206.29, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2021 was $172.5 million and $345.1 million, respectively. As of June 30, 2021, there was approximately $737.5 million remaining available for future share repurchases under the share repurchase program.
During the six months ended June 30, 2021, the Company placed 0.1 million shares, at an average stock price of $203.95, and for an aggregate cost of $16.1 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 242.1 million shares of its common stock for an aggregate cost of $11.34 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Weighted-average shares of common stock outstanding	112,387	115,347	112,757	115,861
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	130	197	148	276
Shares used to compute diluted earnings per share	112,517	115,544	112,905	116,137
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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
U.S.	$211,010	$199,408	$418,072	$396,911
EMEA	57,714	52,964	114,102	105,069
China	24,935	29,026	50,367	59,213
Other	35,746	32,967	70,485	65,696
Total revenues	$329,405	$314,365	$653,026	$626,889
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2021 was primarily driven by amounts billed in the first half of 2021 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $510.5 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of June 30, 2021 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenues	$1,680	$1,555	$3,289	$3,203
Sales and marketing	1,132	843	2,039	1,728
Research and development	1,981	1,780	3,927	3,456
General and administrative	8,824	7,809	17,336	15,041
Total stock-based compensation expense	$13,617	$11,987	$26,591	$23,428

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
RSUs	$10,186	$9,102	$19,878	$18,189
Performance-based RSUs	2,836	2,327	5,426	4,044
ESPP	1,053	1,085	2,159	2,215
Capitalization (included in Property and equipment, net)	(458)	(527)	(872)	(1,020)
Total stock-based compensation expense	$13,617	$11,987	$26,591	$23,428

Note 8. Debt
On June 8, 2021, the Company issued $750.0 million of 2.700% senior unsecured notes due June 15, 2031 (“2031 Notes”). The 2031 Notes were issued at 99.712% of par value. The Company will pay interest on the notes semi-annually on June 15 and December 15, commencing on December 15, 2021. The total discount and issuance costs of $8.9 million are presented on the balance sheet as a reduction of the debt obligation and are being amortized to Interest expense over the 10-year term of the notes.
On June 23, 2021, the Company used the net proceeds from the 2031 Notes and cash on hand, to redeem all of its $750.0 million aggregate principal amount of outstanding 4.625% senior notes due 2023 (“2023 Notes”). The redemption of the 2023 Notes resulted in a loss on debt extinguishment of $2.1 million related to the unamortized debt issuance costs on the notes. The loss on extinguishment is included in Non-operating (loss) income during the three and six months ended June 30, 2021.
Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Loss on extinguishment of debt	$(2,149)	$—	$(2,149)	$—
Interest income	111	2,274	327	6,695
Gain on sale of business	—	5,153	—	5,611
Transition services income	—	—	—	2,100
Other, net	(3)	(24)	225	81
Total non-operating (loss) income, net	$(2,041)	$7,403	$(1,597)	$14,487
The lower interest income during the three and six months ended June 30, 2021 reflects a decline in interest rates on our investments in debt securities. The gain on sale of business in 2020 represents the excess of the contingent consideration received related to the divested security services business compared to the estimated receivable. The transition services income in 2020 relates to the divested security services business. The transition services agreement ended in February 2020.
Note 10. Income Taxes
The following table presents Income tax expense (benefit) and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Income tax expense (benefit)	$40,102	$39,169	$78,065	$(104,134)
Effective tax rate	21%	20%	21%	(27)%
When compared to the statutory federal rate of 21%, the effective tax rates above reflect a lower effective tax rate on foreign income and excess tax benefits related to stock-based compensation, which are offset by state income taxes. The effective tax rate for the six months ended June 30, 2020 also reflected the remeasurement of unrecognized tax benefits discussed below.
During the three months ended March 31, 2020, the Company remeasured its previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement, which resulted in the recognition of a $167.8 million benefit in the first quarter of 2020, was based on Internal Revenue Service (“IRS”) written confirmation indicating no examination adjustment would be proposed. Notwithstanding this written confirmation, the Company’s U.S. federal income tax returns remain under examination by the IRS for 2010 through 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2020 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about (i) the impact from the effects of the COVID-19 pandemic, (ii) the growth in revenues for the remainder of 2021, (iii) Cost of revenues, Sales and marketing expenses, Research and development expenses, General and administrative expenses, quarterly Interest expense, and quarterly Non-operating (loss) income, net, for the remainder of 2021, (iv) our annual effective tax rate for 2021, and (v) the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2021. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

As of June 30, 2021, we had 170.6 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other generic top-level domains (“gTLDs”), services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $329.4 million and $653.0 million during the three and six months ended June 30, 2021, an increase of 5% and 4%, respectively, compared to the same periods in 2020.
•We recorded operating income of $213.0 million and $423.4 million during the three and six months ended June 30, 2021, an increase of 3% compared to the same periods in 2020.
•As of June 30, 2021, we had 170.6 million .com and .net registrations in the domain name base, which represents a 5% increase from June 30, 2020, and a net increase of 2.6 million domain name registrations from March 31, 2021.
•During the three months ended June 30, 2021, we processed 11.7 million new domain name registrations for .com and .net compared to 11.1 million for the same period in 2020.
•The final .com and .net renewal rate for the first quarter of 2021 was 76.0% compared to 75.4% for the first quarter of 2020. Renewal rates are not fully measurable until 45 days after the end of the quarter.

•During the three months ended June 30, 2021, we repurchased 0.8 million shares of our common stock for an aggregate cost of $172.5 million. As of June 30, 2021, there was approximately $737.5 million remaining available for future share repurchases under our share repurchase program.
•We generated cash flows from operating activities of $340.8 million during the six months ended June 30, 2021, compared to $395.4 million for the same period in 2020.
•On June 8, 2021, we issued $750.0 million of 2.700% Senior Notes due June 15, 2031. On June 23, 2021, we used the net proceeds from the 2031 Notes, along with cash on hand, to redeem all of our $750.0 million aggregate principal amount of outstanding 4.625% Senior Notes due 2023.

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
COVID-19 Update
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have established a task force to monitor the pandemic and have taken a number of actions to protect our employees, including restricting travel, modifying our sick leave policy to encourage quarantine and isolation when warranted, and directing most of our employees to work from home. We have implemented our readiness plans, which include the ability to maintain critical internet infrastructure with most employees working remotely. We believe that the effects of the pandemic to date have led to an increase in the demand for domain names, particularly as businesses and entrepreneurs have been seeking to establish or expand their presence online in response to the pandemic. Our revenues continued to grow during 2020 and the first half of 2021 primarily driven by an increase in the domain name base for the .com TLD; however, the situation remains uncertain and hard to predict. The broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future growth in the domain name base, remain uncertain. The duration and severity of the economic disruptions from the pandemic may ultimately result in negative impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. For further discussion, see “Risk Factors – The effects of the COVID-19 pandemic have impacted how we operate our business, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain” in Part 1, Item 1A of the 2020 Form 10-K.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.5	13.9	14.5	14.2
Sales and marketing	3.1	2.8	2.9	2.5
Research and development	6.0	5.8	6.2	5.7
General and administrative	11.7	11.7	11.6	11.7
Total costs and expenses	35.3	34.2	35.2	34.1
Operating income	64.7	65.8	64.8	65.9
Interest expense	(7.0)	(7.2)	(7.0)	(7.2)
Non-operating (loss) income, net	(0.7)	2.4	(0.2)	2.3
Income before income taxes	57.0	61.0	57.6	61.0
Income tax (expense) benefit	(12.1)	(12.5)	(11.9)	16.6
Net income	44.9%	48.5%	45.7%	77.6%
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
The annual fee for a .com domain name registration has been fixed at $7.85 since 2012. On October 26, 2018, Verisign and the DOC amended the Cooperative Agreement. The amendment, among other items, extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased, subject to appropriate changes to the .com Registry Agreement, without further DOC approval, by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. On March 27, 2020, Verisign and ICANN amended the .com Registry Agreement that, among other items, incorporates these changes agreed to with the DOC to the pricing terms. On February 11, 2021, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $7.85 to $8.39, effective September 1, 2021. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
	(Dollars in thousands)
Revenues	$329,405	5%	$314,365	$653,026	4%	$626,889
The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2021	% Change	June 30, 2020
.com and .net domain name registrations in the domain name base	170.6 million	5%	162.1 million

Revenues increased by $15.0 million and $26.1 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com TLD driven by a 6% increase in the domain name base for .com.
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
We expect revenues will continue to grow during the remainder of 2021 compared to the six months ended June 30, 2021, as a result of continued growth in the aggregate number of .com domain names and the impact of the price increase for .com domain names which becomes effective September 1, 2021.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
	(Dollars in thousands)
U.S.	$211,010	6%	$199,408	$418,072	5%	$396,911
EMEA	57,714	9%	52,964	114,102	9%	105,069
China	24,935	(14)%	29,026	50,367	(15)%	59,213
Other	35,746	8%	32,967	70,485	7%	65,696
Total revenues	$329,405		$314,365	$653,026		$626,889
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During the three and six months ended June 30, 2021, revenues increased in all regions except China. Revenues from registrars based in China declined during the three and six months ended June 30, 2021 as a result of lower new registrations and renewal rates in the country.
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
A comparison of Cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
	(Dollars in thousands)
Cost of revenues	$47,796	10%	$43,608	$94,764	6%	$89,181
Cost of revenues increased by $4.2 million during the three months ended June 30, 2021, compared to the same period last year, primarily due to a $1.6 million increase in registry fees payable to ICANN in connection with the operation of the registry for the .com TLD. Salary and employee benefits expenses also increased slightly due to an increase in average headcount.
Cost of revenues increased by $5.6 million during the six months ended June 30, 2021, compared to the same period last year, primarily due to a $2.8 million increase in registry fees payable to ICANN in connection with the operation of the registry for the .com TLD. Salary and employee benefits expenses also increased slightly as the functional realignment of some headcount to research and development in the first quarter of 2020 was offset by other headcount increases throughout the rest of 2020 and the first half of 2021.

We expect Cost of revenues as a percentage of revenues to remain consistent during the remainder of 2021 compared to the six months ended June 30, 2021.
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
A comparison of Sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$10,221	15%	$8,890	$18,705	21%	$15,494
Sales and marketing expenses increased by $1.3 million and $3.2 million during the three and six months ended June 30, 2021, respectively, compared to the same periods last year, due to a combination of individually insignificant factors.
We expect Sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2021, compared to the six months ended June 30, 2021.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
	(Dollars in thousands)
Research and development	$19,808	9%	$18,202	$40,119	13%	$35,560
Research and development expenses increased by $1.6 million during the three months ended June 30, 2021, compared to the same period last year, due to a combination of individually insignificant factors.
Research and development expenses increased by $4.6 million during the six months ended June 30, 2021, compared to the same period last year, primarily due to a $2.5 million increase in salary and employee benefits expenses, resulting from the functional realignment of some headcount from cost of revenues during the first quarter of 2020.
We expect Research and development expenses as a percentage of revenues to remain consistent during the remainder of 2021 compared to the six months ended June 30, 2021.
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
A comparison of General and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
	(Dollars in thousands)
General and administrative	$38,601	5%	$36,885	$76,052	3%	$73,610
General and administrative expenses increased by $1.7 million during the three months ended June 30, 2021, compared to the same period last year, due to a $2.8 million increase in salary and employee benefits expenses, partially offset by other individually insignificant factors. The increase in salary and employee benefits expenses was primarily due to an increase in average headcount and higher expenses for certain employee health insurance related benefits.

General and administrative expenses increased by $2.4 million during the six months ended June 30, 2021, compared to the same period last year, due to increases in salary and employee benefits expenses, stock-based compensation expenses, and equipment and software expenses, partially offset by an increase in overhead expenses allocated to other cost types and decreases in legal expenses and charitable contributions. Salary and employee benefits expenses increased by $4.8 million due to an increase in average headcount and higher expenses for certain employee health insurance related benefits. Stock-based compensation expenses increased by $2.3 million due to higher achievement levels on certain performance-based RSU grants and increases in the total value of RSUs granted in 2021. Overhead expenses allocated to other cost types increased by $2.5 million due to an increase in the total allocable expenses. Equipment and software expenses increased by $2.9 million due to expenses related to network security and other software services. Legal expenses decreased by $2.4 million due to a decrease in external legal costs on various projects. Charitable contributions decreased by $2.4 million due to contributions we made in the first half of 2020 to help with immediate COVID-related hardship and to support social justice efforts, compared to ongoing contributions in the first half of 2021.
We expect General and administrative expenses as a percentage of revenues to remain consistent during the remainder of 2021 compared to the six months ended June 30, 2021.
Interest expense
Interest expense remained consistent in the three and six months ended June 30, 2021 as compared to the same period last year. We expect quarterly Interest expense to decrease during the remainder of 2021 compared to the six months ended June 30, 2021 due to the lower interest rate on our 2031 Notes compared to the 2023 Notes which were redeemed in June 2021.
Non-operating (loss) income, net
The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Loss on extinguishment of debt	$(2,149)	$—	$(2,149)	$—
Interest income	111	2,274	327	6,695
Gain on sale of business	—	5,153	—	5,611
Transition services income	—	—	—	2,100
Other, net	(3)	(24)	225	81
Total non-operating (loss) income, net	$(2,041)	$7,403	$(1,597)	$14,487
The redemption of the 2023 Notes resulted in a loss on debt extinguishment of $2.1 million related to the unamortized debt issuance costs on the notes. Interest income decreased in the three and six months ended June 30, 2021 due to a decline in interest rates on our investments in debt securities. The gain on sale of business in 2020 represents the excess of the contingent consideration received related to the divested security services business compared to the estimated receivable. The transition services income in 2020 relates to the divested security services business. The transition services agreement ended in February 2020.
We do not expect Non-operating (loss) income, net to be significant during the remainder of 2021.
Income tax expense (benefit)
The following table presents Income tax expense (benefit) and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Income tax expense (benefit)	$40,102	$39,169	$78,065	$(104,134)
Effective tax rate	21%	20%	21%	(27)%
When compared to the statutory federal rate of 21%, the effective tax rates above reflect a lower effective tax rate on foreign income and excess tax benefits related to stock-based compensation, which are offset by state income taxes. The effective tax rate for the six months ended June 30, 2020 also reflected the remeasurement of unrecognized tax benefits discussed below.
During the three months ended March 31, 2020, we remeasured previously unrecognized income tax benefits relating to the worthless stock deduction taken in 2013. The remeasurement, which resulted in the recognition of a $167.8 million benefit in the first quarter of 2020, was based on IRS written confirmation indicating no examination adjustment would be proposed.

Notwithstanding this written confirmation, our U.S. federal income tax returns remain under examination by the IRS for 2010 through 2014.
We expect our annual effective tax rate for 2021 to be between 20% and 23%.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$216,497	$401,194
Marketable securities	906,492	765,713
Total	$1,122,989	$1,166,907
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of June 30, 2021, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2021, we repurchased 0.8 million shares of our common stock for an aggregate cost of $172.5 million. As of June 30, 2021, there was approximately $737.5 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
On June 8, 2021, the Company issued $750.0 million of 2.700% senior unsecured notes due June 15, 2031. On June 23, 2021, the Company used the net proceeds from the 2031 Notes, along with cash on hand, to redeem all of its $750.0 million aggregate principal amount of outstanding 4.625% senior notes due 2023. As of June 30, 2021, we also had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027 and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of June 30, 2021, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
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
In summary, our cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$340,844	$395,372
Net cash used in investing activities	(164,884)	(174,368)
Net cash used in financing activities	(360,769)	(421,530)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(364)	(965)
Net decrease in cash, cash equivalents, and restricted cash	$(185,173)	$(201,491)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the six months ended June 30, 2021, compared to the same period last year, primarily due to increases in cash paid for income taxes, cash paid to employees and vendors, cash paid for interest, and decreases in cash received from interest on investments and from transition services, partially offset by an increase in cash received from customers. Cash paid for income taxes increased primarily because we had deferred the U.S. federal tax payments due in the first half of 2020 to the third quarter of 2020 as allowed by IRS guidance, and we also paid comparatively higher state and foreign taxes. Cash paid to employees and vendors increased primarily due to the timing of payments and an increase in operating expenses. Cash paid for interest increased as the result of the payment of interest on our 2023 Notes through the date of redemption. Cash received from interest on investments decreased due to a decline in interest rates. Cash received from transition services decreased due to the expiration of the transition services agreement related to our divested security services business in February 2020. Cash received from customers increased primarily due to higher domain name registrations and renewals.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.
Net cash used in investing activities decreased during the six months ended June 30, 2021, compared to the same period last year, primarily due to a decrease in purchases of marketable securities, net of proceeds from maturities and sales of marketable securities, partially offset by payments received during 2020 related to our divested security services business and an increase in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, and our employee stock purchase plan.
Net cash used in financing activities decreased during the six months ended June 30, 2021, compared to the same period last year, primarily due to proceeds received from the issuance of the 2031 Notes and a decrease in share repurchases, partially offset by the redemption of our 2023 Notes.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The IRP panel delivered its final decision on May 20, 2021. Consistent with Verisign’s position, the IRP panel dismissed Afilias’ claims for relief seeking to invalidate the .web auction and to award the .web TLD to Afilias, concluding that such issues were beyond the IRP panel’s jurisdiction. Furthermore, as Verisign expected, the IRP panel’s ruling recommends that ICANN’s Board of Directors consider the objections made regarding the .web auction and then make a decision on those objections and the delegation of .web. With respect to ICANN, the ruling finds that certain actions and/or inaction by ICANN in response to Afilias’ objections violated aspects of ICANN's bylaws related to transparency and fairness.

On June 19, 2021, Afilias filed an application to the IRP panel requesting that it interpret certain terms of, and make certain amendments to, the final decision. Verisign believes Afilias’ application is an unmeritorious request for reconsideration, which is not permitted under the applicable rules. Verisign expects the IRP panel to rule on Afilias’ application in Q4 2021. Verisign anticipates that once the IRP panel has ruled on Afilias’ application, ICANN’s Board will proceed consistent with the IRP panel’s recommendation to consider the objections and make a decision on the delegation of .web.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 - 30, 2021	277	$207.33	277	$852.5	million
May 1 - 31, 2021	248	$220.95	248	$797.7	million
June 1 - 30, 2021	272	$221.73	272	$737.5	million
	797		797
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
ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

4.01	Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.1

4.02	First Supplemental Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.2

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: July 22, 2021	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 22, 2021	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer