Form 10-K
period 2021-12-31
VERISIGN INC/CA
filed 2022-02-18
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2021, was $16.5 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent Schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 11, 2022: 110,167,438 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
https://facebook.com/Verisign
https://twitter.com/Verisign
https://linkedIn.com/company/Verisign
https://youTube.com/user/Verisign
https://verisign.com
https://blog.Verisign.com

The contents of these websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

Services
We operate the authoritative directory of and/or the back-end systems for all .com, .net, .cc, .gov, .edu and .name domain names, among others. Our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

We are the exclusive registry of domain names within the .com, .net, and .name generic top-level domains (“gTLDs”), among others, under agreements with ICANN and also, with respect to the .com agreement, the U.S. Department of Commerce (“DOC”). We are also the exclusive registry of domain names within certain transliterations of .com and .net in a number of different native languages and scripts (“IDN gTLDs”). As a registry, we maintain the authoritative directory of all second-level domain names (e.g., example.com and example.net) in these gTLDs and IDN gTLDs. Our global constellation of DNS servers provides internet protocol (“IP”) address information in response to queries, enabling the use of browsers, email systems, and other systems on the internet. In addition, we own and maintain our shared registration system that allows ICANN-accredited registrars to enter new second-level domain names into Verisign operated central directories and to submit modifications, transfers, re-registrations, and deletions for existing second-level domain names (“Shared Registration System”).

In addition to our registry agreements with ICANN, we have agreements to operate the registries for the .tv and .cc country code top-level domains (“ccTLDs”) for Tuvalu and Cocos (Keeling) Islands, respectively, and to operate the technical systems for the .gov and .edu sponsored TLDs. These TLDs are also supported by our global constellation of DNS servers and Shared Registration System. We did not participate in the Tuvalu government’s rebid of the contract to operate .tv, and we anticipate transitioning the operation of the .tv registry during 2022. We will continue to operate .tv until the transition.

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
Domain names can be registered for between one and 10 years. The fees charged for .com, .net and .name may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. Revenues for .cc and .tv domain names and our IDN gTLDs are based on a similar fee system and registration system, although the fees charged are not subject to the same pricing restrictions as those for .com, as established in the Cooperative Agreement and the .com Registry Agreement, and for .net and .name, as established in those respective Registry Agreements. The fees received from operating the .gov TLD are based on the terms of Verisign’s agreement with the U.S. government. The fees from our performance of the technical operations for other TLDs, are based on the terms of Verisign’s agreements with those respective registry operators.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Dulles, Virginia; Ashburn, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as more than 100 other sites around the world. Our domain name servers refer requestors to the associated authoritative name servers for second level domains under our TLDs, thus enabling DNS resolution for every .com and .net domain name on the internet and for domain names under a large number of other TLDs. Our servers process hundreds of billions of queries daily. Our operations infrastructure operates 24 hours a day, supporting the security, integrity and availability of our services. The performance and availability of our infrastructure are critical for our business. Key features of our operations infrastructure include:

•Distributed Servers:  We operate a large number of high-speed servers globally to support localized transaction volume and performance demands. In conjunction with our proprietary software, processes and procedures, this global constellation of servers offers rapid failover, global and local load balancing, and threshold monitoring on critical servers.

•Networking:  We deploy and maintain a redundant and diverse global network, maintain high-speed, redundant connections to numerous internet service providers, and maintain peering relationships globally to ensure that our critical services are readily accessible to end users at all times.

•Security:  We incorporate architectural concepts such as protected domains, restricted nodes, and distributed access control in our system architecture. In addition, we employ firewalls and intrusion detection software, as well as proprietary security mechanisms at many points across our infrastructure. We perform continuous internal vulnerability testing and periodic controls audits, and also contract with third-party security organizations to perform periodic penetration tests and security risk assessments on our systems. We have engineered resiliency and diversity into how we host classes of products throughout our set of interconnected sites to reduce the risk of unknown vendor defects and zero-day security vulnerabilities. This includes different physical security silos, which themselves are separated into bulkheads, and in which servers are located. Corporate networks are in their own physical silo. Thus, the corporate networks to which personnel directly connect are separated from the silos that house production services; administration of production gear from corporate systems must go through internal, fortified intermediaries; and account credentials used within the corporate networks are not used within the production silos.

•Data Integrity: We employ both phased and systemic integrity validation operations via a number of proprietary mechanisms on all internal DNS publication operations.

We continuously expand our infrastructure to meet demands to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to address projected internet attack trends.

Call Centers and Service Desk:  We provide customer support services over the phone, by email and through web-based self-help systems. Our support teams are staffed with trained technical customer support agents. Support is available for customers 24 hours a day. Throughout the COVID-19 pandemic, our support teams have continued servicing our customers while working remotely.

Operations Support and Monitoring:  Through our network operations center, we have an extensive monitoring capability that enables us to track the status and performance of our critical systems, network and services. Our network operations center monitors our systems 24 hours a day and has continued to be staffed by employees working remotely during the COVID-19 pandemic.

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
Competition
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration. In addition to the gTLD and ccTLD registries we operate or for which we provide back-end registry services, there are over 1,100 other operational gTLD registries, over 250 ASCII ccTLD registries, more than 50 IDN ccTLD registries, and over 90 IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage. Among our competitors operating gTLD and ccTLD registries are China Internet Network Information Center (CNNIC), DENIC, Nominet, Public Interest Registry (PIR), Donuts, GoDaddy, and Radix.
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
New technologies and the expansion of existing technologies may increase competitive pressure. Our industry is characterized by collaborative relationships involving our competitors. In the past, certain of our competitors have consolidated. Our ability to participate and benefit from such collaborative arrangements or consolidations may be limited and such collaborative arrangements and consolidations could harm our competitive position and adversely impact our business.
Industry Regulation
The internet is governed under a multi-stakeholder model comprising civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments, including the U.S. government, academia, non-governmental organizations, and international organizations. ICANN plays a central coordination role in this bottom-up multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. ICANN’s multi-stakeholder policy development processes have created, and will continue to create, policies, programs, and standards that directly or indirectly impact our business. Certain policies can be adopted as Consensus or Temporary Policies, which we are obligated to follow under our agreements with ICANN. For example, in response to the General Data Protection Regulation, ICANN issued a Temporary Policy modifying public access to information from the Whois services delivered by registrars and registries.
We are also subject to country-level laws and regulations in the United States and in international locations. In China, we are required to maintain licenses for .com, .net, .tv and .cc under regulations issued by the Ministry of Industry and Information Technology. The licenses for .com and .net must be renewed in 2022. Additionally, in many jurisdictions in which we operate, including California, the European Union, the United Kingdom, China and elsewhere, strict new data security and data privacy regulations have been, or are being, adopted. Because we do not possess extensive personal information, we have not yet experienced significant impacts from these regulations. However, compliance costs and other business impacts could become significant if we begin to receive personal registrant information in our .com and .net TLDs and as regulatory enforcement increases, as courts interpret these regulations, and as new laws and regulations continue to be adopted. Other regulations, or changes to regulations, may also impact our business operations, including changes to the Digital Services Act or Network and Information Security Directive, in the European Union, or the Communications Decency Act, in the United States.
.com Top-Level Domain
Our operation of the .com TLD is subject to the terms of a registry agreement with ICANN (as amended, the “.com Registry Agreement”). The current term of the .com Registry Agreement is six years and must be renewed or extended by November 30, 2024. Although the .com Registry Agreement contains a “presumptive” right of renewal, ICANN could terminate or refuse to renew the Registry Agreement. See “Risk Factors - Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.” in Part I, Item 1A of this Form 10-K for further information.
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
We are committed to attracting, developing, and retaining the best talent, and we routinely monitor and present our progress in these areas to executive management and the Compensation Committee of our Board of Directors through a variety of workforce metrics (e.g. workforce demographics, hiring, turnover, and promotion rates, including diversity characteristics for each of these metrics). As of December 31, 2021, we had 904 employees, of which 902 were full-time. 838 employees (representing approximately 93% of our total workforce) were based in the U.S., and 66 employees (representing approximately 7% of our total workforce) were based outside the U.S. As of December 31, 2021, approximately 29% of our global workforce was female, and approximately 43% of our U.S. employees were ethnically and racially diverse. No U.S.-based employees are represented under collective bargaining agreements. Based on periodic monitoring, we believe that our employee turnover rate is relatively low compared to competitive benchmarks and historical trends. We attribute our strong retention rates to our passion and focus on the Company’s mission and values, continual development of talent, and the delivery of competitive and equitable reward programs. We regularly review our workforce policies, procedures, and training programs, as well as our overall workforce demographics, in an effort to create a work environment that is diverse, equitable, inclusive, and free from discrimination.
Key human capital areas that we focus on in managing our business include Employee Engagement and Retention, Diversity, Equity and Inclusion, Compensation and Employee Benefits, Talent Development, and Talent Acquisition.
•Employee Engagement and Retention: We use employee feedback to monitor morale and engagement. During 2021, we conducted several surveys to better understand our employees’ well-being during the COVID-19 pandemic and to more effectively guide our response. These surveys included two directed to all employees, one directed only to our onsite employees and one directed only to our leaders. At least 85% of the applicable employee populations participated in each of these surveys. The results indicated high satisfaction rates with our on-going response to, and communications during, the pandemic. In addition, the survey results indicated that our employees remain highly engaged and connected with our mission and values. Moreover, when we hire talent, they tend to stay. The average tenure of our employees is approximately 9 years.
•Diversity, Equity and Inclusion (DEI): We are a diverse organization, and we believe that drives stronger performance, better decision making, and a culture where differences are valued. We continue to focus on the hiring, retention, and advancement of women and underrepresented populations, and we are committed to making progress towards increasing workforce diversity. In 2021, we conducted a diversity, equity and inclusion review of our recruiting, retention and workplace processes with the help of an outside advisor. This resulted in the development of a comprehensive strategy and roadmap designed to assist us in building upon our strong foundation while outlining areas for improvement.
•Compensation and Employee Benefits: To align with our philosophy of providing compelling total rewards, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We benchmark for market practices and regularly review our compensation and benefits against the market to confirm they remain competitive. We also offer a broad and comprehensive set of benefits to meet the needs of our diverse workforce. We regularly perform adverse impact analyses on base pay, annual incentives and long-term incentives to help calibrate compensation.
•Talent Development: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a regular basis. Our management training is designed to increase capability in the areas of communication, engagement, coaching, conflict management and business skills, while fostering an ethical, supportive work environment free from bias and harassment. We sponsor continuous skill development for all employees through our online learning and development platform. In addition, we host a series of instructor-led and on-demand learning sessions designed to build our team’s skills and knowledge required for the future.
•Talent Acquisition: We are focused on the increasingly competitive labor market, and we are working diligently to attract the best talent from a diverse range of sources. To assist in this effort, we have broadened our sourcing strategies, refreshed our employment branding and developed targeted recruitment strategies for specialized skill sets. In 2021, we hired 82 new employees.
During the COVID-19 pandemic, the safety and well-being of our employees has remained a key focus and priority. Throughout 2021, approximately 94% of our employees continued in a work-from-home status. To protect the health of our employees who work on site, we have rigorous cleaning and safety protocols for our facilities. We also track the vaccination status of our employees in order to respond, as applicable, to any requirements or mandates by government regulation. We adjusted employee leave and other policies with the intention of providing our workforce with flexibility it needs to manage personal challenges arising from the pandemic. We enhanced mental health resources available to our employees, and unique individual requirements are supported to the greatest degree possible. We also continue to provide our employees with the equipment and resources that they require to work remotely. Finally, we monitor the physical and mental well-being of our employees through frequent leadership updates and regular management outreach.
The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2021	2020	2019
Employee headcount by function:
Cost of revenues	235	235	259
Sales and marketing	74	68	71
Research and development	250	260	214
General and administrative	345	346	328
Total	904	909	872
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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 18, 2022:

Name	Age	Position
D. James Bidzos	66	Executive Chairman and Chief Executive Officer
Todd B. Strubbe	58	President and Chief Operating Officer
George E. Kilguss, III	61	Executive Vice President, Chief Financial Officer
Thomas C. Indelicarto	58	Executive Vice President, General Counsel and Secretary
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
As an operator of critical internet infrastructure, we experience a high rate of cyber-attacks and attempted security breaches targeting our systems and services, including the most sophisticated forms of attacks, such as advanced persistent threat attacks, exploitation of zero-day vulnerabilities, ransomware attacks, and social engineering attacks. The forms of these attacks are constantly evolving and may involve methods, tools and strategies that may not have been previously identified and may not have been observed until the moment of launch, or until sometime after, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, our systems and services are subject to insider threat risks, including physical or electronic break-ins, sabotage, and risks from suppliers, such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other vendors, or from current or former contractors or employees. These threats and any resulting security breaches can arise from intentional or unintentional actions. Our continued exposure to these threats and the potential that they could lead to material liability claims against us requires us to expend significant financial and other resources. We have developed policies, procedures and standards to identify, protect, detect, respond, and recover from threats posed by cybersecurity risks, and failure to comply with these policies, procedures and standards by our employees or suppliers could limit our ability to effectively manage threats from these cybersecurity risks. In addition, we must ensure that our employees stay focused on cybersecurity threats especially in remote or hybrid work environment, including during the COVID-19 pandemic, or our ability to effectively manage cybersecurity risks could be impacted. Our failure to effectively manage these security risks, including insider threats, could result in material harm to our business, including loss of or delay in revenues, failure to meet contracted service level obligations, material liability claims, failure to maintain market acceptance, injury to our reputation, and increased costs, and could call into question our ability to preserve the security and stability of the internet.
Security vulnerabilities in our systems and our vendors’ systems, including vulnerabilities in third party software and hardware, pose a material risk to our operations. We use externally-developed technology, systems and services, including both hardware and software, for a variety of purposes, including compute, storage, encryption and authentication, back-office support, and other functions. We have developed policies, procedures, and standards to reduce the impact of security vulnerabilities in system components, as well as at any vendors where our data is stored or processed. However, such measures cannot provide absolute security. While we strive to remediate known vulnerabilities on a timely basis, such vulnerabilities could be exploited before our remediation is effective and if so, could cause systems and service interruptions, data loss and other damages. Our failure to identify, remediate and mitigate security vulnerabilities, including any potential failure to timely replace and upgrade hardware, software, or other technology assets, could result in material harm to our business, including loss of or delay in revenues, failure to meet contracted service level obligations, material liability claims, failure to maintain market acceptance, injury to our reputation, increased costs, and call into question our ability to preserve the security and stability of the internet.
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
We do not maintain specific reserves for security breaches, cyber-attacks and DDoS attacks against our systems and the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to such attacks.
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
Routing on the internet depends on the Border Gateway Protocol (“BGP”), which is a protocol that relies on networks within the internet infrastructure acting in a trustworthy manner when sharing information about destinations for connectivity and the routing of internet traffic. As a trust-based protocol, BGP has a number of vulnerabilities that may lead to outages or disrupt our services, including as a result of “route hijacks” that involve accidental or malicious rerouting of internet traffic, or “route leaks” that involve the malicious or unintentional propagation of routing information beyond the intended scope of the originator, receiver, and/or one of the networks along the route’s path. Both route hijacks and route leaks can result in partial or full rerouting of internet traffic for the impacted destinations. These types of events, which are generally beyond our control, could enable an array of attack conditions or service disruptions, and could result in adverse publicity and adversely affect the public’s perception of the security of e-commerce and communications over the internet, as well as of the security or reliability of our services.
To address internet routing system vulnerabilities, many internet service providers are beginning to adopt and apply internet reachability policies based on a system known as the Resource Public Key Infrastructure (“RPKI”) operated by the regional internet registries (“RIRs”). The RIRs allocate internet number resources, such as internet protocol addresses, to enterprises and network operators. We have limited visibility into the maturity of and investment in the RIRs’ operational and security controls, which are outside of our control. When the availability, integrity, or confidentiality of any of the information in the RPKI system, or systems used to maintain and administer RPKI data and systems, are impacted or otherwise compromised in any of the RIRs, or any network operator that is a relying party of the RPKI system, or the operations or ingestion of data from the RPKI system are otherwise impacted by a known or unknown vulnerability, our services may be negatively impacted. Such impacts may include degraded or full loss of reachability of service addresses in the global internet routing system, resulting in degradation or complete loss of availability of our services. A compromise of the RPKI system and related services, or unintentional or unauthorized manipulation of data therein, may also result in other denial of service attack conditions for our infrastructure and services. The systemic dependencies introduced by RPKI and the relying parties of the RPKI system, including network service providers, are outside of our control, and systems that depend upon the RPKI may be only as secure as the weakest elements of the RPKI system. We may contract with one or more RIRs to employ RPKI, which carries material operational risks, as described above, as well as material contractual risks, which may expose us to service disruptions and material liability.
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

Our data centers, our data center systems, including the Shared Registration Systems located at our data centers, and our resolution systems are vulnerable to damage or interruption, which could impede our ability to provide our services, expose us to material liability, and materially harm our reputation.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, our owned data centers. In 2019, we began expanding some of our data center services to a leased data center facility. These data centers are vulnerable to damage or interruption, including from natural disasters, such as fires, earthquakes, hurricanes, and floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also updating our network architecture in several of our new and existing data centers. If our data center facilities or the updated network architecture do not operate as expected, including the ability to quickly switch over between sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our resolution systems, which could result in breaches of our service level obligations pertaining to our resolution services and impact the resolution of domain names on the internet. Although we carry insurance, we do not carry insurance or designated financial reserves for such interruptions.
In addition, our services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have encountered periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages or may choose to discontinue their service. If the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent data regarding the DNS through their networks, our business could be harmed.
A failure in the operation or update of the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers, or the TLD zone files that we operate, including, for example, the .gov registry, or other network functions, could result in, among other problems, (1) a DNS resolution or other service outage or degradation, (2) the deletion of one or more TLDs from the internet, (3) the deletion of one or more second-level domain names from the internet, or (4) a misdirection of one or more domain names to different servers. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. Any of these problems or outages could create potential material liability and exposure from litigation and investigations, could result in a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business. These problems could also result in adverse publicity, decrease the public’s trust in the security of e-commerce, or call into question our ability to preserve the security and stability of the internet.
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
Government regulation and the application of new and existing laws in the U.S. and internationally may slow business growth, increase our costs of doing business, create potential material liability and have a material adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or internationally to the internet or the domain name industry have imposed and may in the future impose new costs and new restrictions on our business. Laws and regulations, including those designed to restrict who can register and who can distribute domain names or to require registrants to provide additional documentation to register domain names, have, and may in the future, impose significant additional costs on our business and subject us to additional liabilities or could prevent us from operating in certain jurisdictions. For example, the government of China has indicated that it will issue, and has issued, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of registry services in China and could impact the demand for domain name registrations in China. Registries, including us, and China-based registrars are also required by some of these regulations to obtain a government-issued license for each TLD operating in China. Any failure to obtain or renew the required licenses, or to comply with any license requirements or any updates thereto, by us or our China-based registrars could impact our current and future business in China.
In addition, laws have been and may in the future be adopted, that are designed to restrict counterfeit or illegal goods or intellectual property violations such as cybersquatting, prevent on-line abuse, increase access to registrant personal information or that restrict the transfer of data. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current locations, expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation.
Similarly, the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and adds broad new requirements for handling personal data, including the public disclosure of significant data breaches, and significant penalties, became effective in May 2018. Other countries, such as China, and other states, such as California with the California Consumer Privacy Act, have enacted or are enacting data protection laws regulating or limiting the collection, storage, and processing of personal data as well as granting new rights to data subjects. To conduct our operations, we regularly move data across national borders and receive data originating from different jurisdictions, and consequently we are subject to these continuously evolving and developing laws and regulations both in the United States and internationally regarding privacy, data protection and data security. The scope of the laws and regulations that are applicable to us is often uncertain and may be conflicting, particularly with respect to international laws and regulations. These evolving legal, regulatory and compliance frameworks could impose significant costs for us that are likely to increase over time.
Our international operations expose us and our business to additional economic, legal, regulatory and political risks that could have a material adverse impact on our revenues and business.
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
Escalating political tensions between the United States and China in particular may pose additional risks to our business in China. Since 2018, the United States and China have imposed tariffs on certain of each other’s exports. In 2020 and 2021, the U.S. government announced restrictions on trading with certain Chinese companies. The Chinese government subsequently announced actions that, if implemented, could impose additional restrictions on the Chinese operations of non-Chinese companies. These and future government actions impacting our ability to operate in China may cause our management’s attention to be diverted, our reputation to be damaged, or our business in China to be adversely affected.
Changes in, or interpretations of, tax rules and regulations or our tax positions may materially and adversely affect our income taxes.
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
In the U.S., a number of legislative proposals, including the “Build Back Better” bill, are being considered which could impact how multinational corporations are taxed. In addition, the Organization for Economic Cooperation and Development (“OECD”) plans to issue guidance and a final report that will provide a long-term, multilateral proposal on the taxation of the digital economy. Similarly, some international tax jurisdictions, independent of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such legislative proposals being adopted in the U.S. or throughout the world, any or all of these changes in tax laws could increase our taxes and adversely impact our financial condition and cash flow.
Our business faces risks arising from ICANN’s consensus and temporary policies, technical standards and other processes.
Our Registry Agreements with ICANN require us to implement Consensus Policies and changes mandated by ICANN through temporary specifications or policies (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that (1) are unfavorable to us as the registry operator of .com, .net and other gTLDs that we operate, (2) are inconsistent with our current or future plans, (3) impose substantial costs on our business, (4) subject the Company to additional legal risks, or (5) affect our competitive position. These Consensus Policies or Temporary Policies could have a material adverse effect on our business. For example, ICANN has adopted a Consensus Policy that would require us to receive and display registrants’ personal and contact information and designated administrative and technical contact information (“Thick Whois data”) for .com and .net, although that Policy is undergoing modification by a subsequent Consensus Policy that may make such transfer of Thick Whois data to us optional. We can provide no assurances that such a modification will occur or that we would not choose to or ultimately be required to receive and display Thick Whois data for our .com and .net registries. The costs of complying or failing to comply with Consensus and Temporary Policies, particularly the cost of compliance if the .com and .net registries receive Thick Whois data could expose us to substantial compliance costs, liability and exposure, and result in costly and time-consuming investigations or litigation.
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

Weakening of, or changes to, the multi-stakeholder form of internet governance could materially and adversely impact our business.
The internet is governed under a multi-stakeholder model comprising civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments, including the U.S. government, academia, non-governmental organizations and international organizations. If ICANN fails to uphold, or if the multi-stakeholder model is significantly redefined, it could harm our business. For example, certain governments, governmental organizations, and private actors continue to express dissatisfaction with the multi-stakeholder form of internet governance and have proposed alternatives including oversight by the United Nations or by international treaties. Furthermore, national legislation has been proposed on topics such as information security and access to personal information that effectively supplants the multi-stakeholder process for policy development in the DNS. Substantially weakening or replacing the multi-stakeholder form of internet governance could materially harm our business.
In addition, in 2016 the U.S. government transferred key internet functions to ICANN, who adopted new and enhanced accountability mechanisms in its bylaws such as the creation of the Empowered Community. There can be no assurance that the removal of the U.S. government oversight of these key functions, or the changes to ICANN’s bylaws, will not negatively impact our business.
Claims, lawsuits, audits or investigations in which we are or could become involved may result in material adverse outcomes to our business.
We are, and may in the future become, involved in claims, lawsuits, audits and investigations, including intellectual property litigation and infringement claims. Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, proceedings that we initially view as immaterial could prove to be material. Adverse outcomes in lawsuits, audits and investigations, could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, and may have a material adverse effect on our financial condition, results of operations and cash flows. For example, we are engaged in activities to help mitigate security threats and other forms of DNS abuse in our TLDs and we are involved in community efforts that could increase and expand such activities including potential new contractual obligations. Such activities include, for example, receiving reports of suspected threats and abuse from appropriate “trusted notifiers” (typically involving national and international law enforcement) and notifying registrars or others of domain names associated with suspected malicious or illegal activity. Our activities may also include disabling one or more domain names in the TLDs we operate including in response to governmental directives and orders in those jurisdictions in which we operate. Activities such as these have resulted in, and could in the future result in, significant litigation and could harm our reputation. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
Strategic, Business and Operating Risk Factors
The effects of the COVID-19 pandemic have impacted how we operate our business, and the extent to which the effects of the pandemic will materially impact our business, operations, financial condition and results of operations remains uncertain.
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
•the extent and effectiveness of responsive actions, including the relaxation and re-imposition of orders by authorities and the delivery and administration of vaccines, including vaccination requirements and mandates by government regulation, and the impact of these and other factors on our employees, customers and vendors;
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
The business environment is highly competitive and, if we do not compete effectively, we may suffer material adverse impact to our business, including lower demand for our products, reduced gross margins, and loss of market share.
We face competition from services that provide an online identity or presence, including other gTLD and ccTLD registries. In order to remain competitive and retain our market position, we must continually demonstrate the safety, security, and resiliency of our services and must adopt and support new technologies to adapt our services to changing technologies, market conditions, and our customers’ and internet users’ preferences and practices. If we do not successfully evolve and demonstrate the value of our services, we may not be able to compete effectively with current or future competitors, and such competitive pressures could materially harm our business. In addition, competing technologies developed by others or the emergence of new industry standards may adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. Finally, consolidation within our industry has occurred and is likely to continue to occur. Our ability to participate and benefit from such consolidations may be limited and consolidation within our industry among our competitors could harm our competitive position and adversely impact our business.
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
The evolution of technologies or internet practices and behaviors, the adoption of substitute technologies, or wholesale price increases of domain names in our TLDs may materially and negatively impact the demand for the domain names for which we are the registry operator.
Technologies relating to online presence, including social media, mobile devices, apps, and search engines, have evolved and continue to evolve, changing the internet practices and behaviors of consumers and businesses. These ongoing changes can negatively impact the demand for our domain names. In addition, registrants purchase domain names for a variety of reasons, including personal, commercial, and investment reasons. Changes in the motivation of domain name registrants can negatively impact our business.
Technology changes to web browser or internet search technologies could reduce demand for domain names. Similarly, if internet users’ preferences or practices shift away from recognizing and relying on web addresses or if internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content, demand for domain names in our TLDs could be negatively impacted. Demand for domain names in our TLDs could be negatively impacted by new technologies that significantly decrease the use of traditional domain names to present and protect an online identity. New technologies that encourage internet users to expand the use of third-level domains or alternate identifiers, such as identifiers from social networking, e-commerce platforms and microblogging sites, could also negatively impact the demand for domain names in our TLDs. In addition, the demand for domain names in our TLDs could be impacted by alternative namespaces with domain-name-like identifiers that are operated outside the single authoritative DNS root zone, including, for example, blockchain namespaces. To the extent that web browsers, applications, DNS registrars and DNS resolvers recognize and support such namespaces, and that internet users are able to perform online operations with identifiers from such namespaces, demand for domain names in TLDs in the single authoritative DNS root zone, including our TLDs, could be negatively impacted.
Some registrars and registrants purchase and resell domain names at an increased price. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors, including regulations limiting the resale of domain names, could result in a decrease in the demand and/or renewal rates for domain names in our TLDs.
Some registrars and registrants seek to generate revenues by registering domain names specifically for website advertising. Changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Baidu and Bing, have adversely affected, and may continue to adversely affect the market for domain names used for this purpose, which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for such domain names. In addition, if spending on online advertising and marketing is reduced, this may result in a further decline in the demand for domain names used for this purpose.
Under the terms of the .com and .net Registry Agreements, as amended, we are permitted to increase the annual fee of each .com and .net domain name registration or renewal according to the provisions in these agreements. To the extent we increase our prices, there could be a decrease in the demand and/or renewal rates for .com or .net domain names.
If we fail to expand our services into developing and emerging economies in international locations, our business may not grow.
We seek to serve many new, developing and emerging economies in international locations to grow our business. These economies are rapidly evolving and may not grow or even if they do grow, our services may not be widely used or accepted there. Accordingly, the demand for our services in these locations is uncertain. Factors that may affect acceptance or adoption of our services in these locations include:
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
•the introduction and consumer acceptance of new generations of mobile devices, and in particular, the use of mobile applications as the primary engagement mechanism for navigating the internet; and
•government regulations affecting the internet, internet access and availability, domain name registrations or the provision of registry services, data security, privacy, or data localization, e-commerce or telecommunications.
If our services are not widely accepted or adopted in these locations, our business may not grow.
Our business depends on registrars and their resellers maintaining their focus on marketing our products and services.
All of the domain name registrations and renewals for the registries we operate occur through registrars. Registrars and their resellers engage in substantial marketing efforts to increase the demand and/or renewal rates for domain names as well as their own associated offerings. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers, including vertical integration by registrar or reseller industry participants, could result in significant changes to their businesses, operating models, and cost structures. These changes could include reduced marketing efforts for our TLDs or other operational changes that could adversely impact the demand and/or the renewal rates for the domain names for which we are the registry operator.
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
We depend on highly skilled employees to maintain and provide innovative solutions for our business, and our business could be materially harmed if we are not able to attract and retain such qualified talent.

Our business is highly technical and requires individuals skilled and knowledgeable in unique technologies, configurations, operating systems, and software development tools. We depend on the knowledge, experience, and performance of these employees and leaders to effectively manage and provide innovative solutions for our business. For example, we require employees with expertise in DNS operations and with certain cybersecurity specialties. Because such employees are in high demand by our competitors and other companies, we must be able to attract, integrate, retain and motivate such highly skilled employees and leaders. In addition, we must effectively manage our transition to a post-pandemic work environment to attract and retain these employees to meet our business needs. Failure to attract and retain such employees and to effectively implement succession plans for these employees could harm our business.
Intellectual Property Risk Factors
We rely on our intellectual property rights to protect our proprietary assets, and any failure by us to protect or enforce, or any misappropriation of, our intellectual property could materially harm our business.
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
We also license externally developed technology that is used in some of our products and services to perform key functions. These externally developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could hinder or increase the cost of our services, launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our business are in the public domain or may otherwise become publicly available, which means that such software and protocols are or may become equally available to our competitors.
We rely on the strength of our Verisign brand to help differentiate Verisign in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2021, we owned each of our significant properties, which include our corporate headquarters facility in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed, Afilias Domains No. 3 Limited (now called Altanovo Domains Limited ) (“Afilias”), a competitor and losing bidder in the .web auction, filed a form of arbitration proceeding against ICANN, an Independent Review Process (“IRP”) under ICANN’s bylaws, on November 14, 2018. Afilias alleges that the agreement between Verisign and Nu Dotco, LLC (“NDC”) pertaining to .web violated ICANN’s new gTLD Applicant Guidebook. As a result, Afilias claims that ICANN had a duty to disqualify NDC’s bid and award the .web gTLD to Afilias. Afilias also claims that ICANN would violate its bylaws pertaining to competition by awarding the .web gTLD to Verisign. Afilias amended its IRP request on March 21, 2019 in part to oppose Verisign’s and NDC’s participation in the IRP. A hearing was held on Verisign’s and NDC’s applications for participation and, on February 12, 2020, the IRP panel permitted Verisign and NDC to participate in aspects of the IRP. In early August 2020, the IRP panel held a hearing on Afilias’ claims.
The IRP panel issued its final decision on May 20, 2021. Consistent with Verisign’s position, the IRP panel dismissed Afilias’ claims for relief seeking to invalidate the .web auction and to award the .web TLD to Afilias, concluding that such issues were beyond the IRP panel’s jurisdiction. Furthermore, as expected, the IRP panel’s ruling recommended that ICANN’s Board of Directors consider the objections made regarding the .web auction and then make a decision on the delegation of .web. With respect to ICANN, the final decision said that certain actions and/or inaction by ICANN in response to Afilias’ objections did violate aspects of ICANN's bylaws related to transparency and fairness.
On June 19, 2021, Afilias filed an application to the IRP panel requesting that it interpret certain terms of, and make certain amendments to, the final decision. The IRP panel denied that application in its entirety on December 21, 2021 finding that it was “frivolous” and sanctioning Afilias by directing it to pay ICANN’s attorney fees. On January 16, 2022, ICANN’s Board directed its Board Accountability Mechanisms Committee to review the IRP panel’s final decision and to provide the Board with its findings to consider and act upon regarding the award and delegation of .web.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 11, 2022, there were 331 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2021	268	$210.97	268	$508.4	million
November 1 – 30, 2021	242	$233.58	242	$451.8	million
December 1 – 31, 2021	285	$243.26	285	$382.6	million
	795		795

(1)Effective February 11, 2021, our Board of Directors authorized the repurchase of our common stock in the amount of $747.0 million, in addition to the $253.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.

(2)Effective February 10, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $705.4 million, in addition to the $294.6 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2016, and calculates the return annually through December 31, 2021. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2016 - 2021
$500
$400
$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
VeriSign, Inc.
S&P 500 Index
S&P 500 Information Technology Index

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
VeriSign, Inc.	$100	$150	$195	$253	$284	$334
S&P 500 Index	$100	$122	$116	$153	$181	$233
S&P 500 Information Technology Index	$100	$139	$138	$208	$299	$403

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about (i) the impact from the effects of the COVID-19 pandemic, (ii) revenue growth in 2022, (iii) continued growth in registrations in the domain name base in 2022, (iv) cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and non-operating income, net, in 2022, (v) our effective tax rate for 2022, (vi) the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing, (vii) cash paid for income taxes in 2022, and (viii) our planned property and equipment expenditures for 2022. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2022. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of December 31, 2021, we had approximately 173.4 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2021 Business Highlights and Trends
•We recorded revenues of $1,327.6 million in 2021, which represents an increase of 5% compared to 2020.
•We recorded operating income of $866.8 million during 2021, which represents an increase of 5% as compared to 2020.
•We finished 2021 with 173.4 million .com and .net registrations in the domain name base, which represents a 5% increase from December 31, 2020.
•During 2021, we processed 44.6 million new domain name registrations for .com and .net compared to 42.4 million in 2020.
•The final .com and .net renewal rate for the third quarter of 2021 was 75.0% compared to 73.7% for the same quarter of 2020. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We repurchased 3.3 million shares of our common stock for an aggregate cost of $700.0 million in 2021. As of December 31, 2021, there was $382.6 million remaining for future share repurchases under the share repurchase program.

•Effective February 10, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $705.4 million, in addition to the $294.6 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.
•We generated cash flows from operating activities of $807.2 million in 2021, which represents an increase of 11% as compared to 2020.
•During the fourth quarter of 2021, we recognized a deferred income tax benefit of $165.5 million related to the transfer of certain non-US intellectual property between subsidiaries.
•On June 8, 2021, we issued $750.0 million of 2.700% Senior Notes due June 15, 2031 (“2031 Notes”). On June 23, 2021, we used the net proceeds from the 2031 Notes, along with cash on hand, to redeem all of our $750.0 million aggregate principal amount of outstanding 4.625% Senior Notes due 2023 (“2023 Notes”).
•On February 10, 2022, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97, effective September 1, 2022.
COVID-19 Update
The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have established a task force to monitor the pandemic and have taken a number of actions to protect our employees, including restricting travel, modifying our sick leave policy to encourage quarantine and isolation when warranted, and directing most of our employees to work from home. We have implemented our readiness plans, which include the ability to maintain critical internet infrastructure with most employees working remotely. We believe that the effects of the pandemic to date have led to an increase in the demand for domain names, particularly as businesses and entrepreneurs have been seeking to establish or expand their presence online in response to the pandemic. Our revenues continued to grow during 2020 and 2021 primarily driven by an increase in the domain name base for the .com TLD; however, the situation remains uncertain and hard to predict. The broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future growth in the domain name base, remain uncertain. The duration and severity of the economic disruptions from the pandemic may ultimately result in negative impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. For further discussion, see “Risk Factors – The effects of the COVID-19 pandemic have impacted how we operate our business, and the extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations remains uncertain” in Part I, Item 1A of this Form 10-K.
Critical Accounting Estimates
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

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe the following critical accounting estimates and policies have the most significant impact on our consolidated financial statements:
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
The final taxes payable are also dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. We only recognize or continue to recognize tax positions and tax benefit amounts that are more likely than not to be sustained upon examination. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimate of unrecognized tax benefits. See Note 10, “Income Taxes” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the $165.5 million deferred tax asset and corresponding income tax benefit recognized in the fourth quarter of 2021 and the $204.2 million income tax benefit recognized in 2020 as a result of the remeasurement of certain previously unrecognized income tax benefits.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.5	14.2	14.6
Sales and marketing	3.0	2.9	3.8
Research and development	6.1	5.9	4.9
General and administrative	11.1	11.8	11.2
Total costs and expenses	34.7	34.8	34.5
Operating income	65.3	65.2	65.5
Interest expense	(6.3)	(7.1)	(7.4)
Non-operating (loss) income, net	(0.1)	1.2	3.5
Income before income taxes	58.9	59.3	61.6
Income tax benefit (expense)	0.2	5.1	(11.9)
Net income	59.1%	64.4%	49.7%
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
On October 26, 2018, Verisign and the DOC amended the Cooperative Agreement. The amendment, among other items, extends the term of the Cooperative Agreement until November 30, 2024 and permits the price of a .com domain name to be increased, subject to appropriate changes to the .com Registry Agreement, without further DOC approval, by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. On March 27, 2020, Verisign and ICANN agreed to an amendment to the .com Registry Agreement that, among other items, incorporates these changes agreed to with the DOC to the pricing terms. Effective September 1, 2021, we increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $7.85 to $8.39. On February 10, 2022, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97, effective September 1, 2022. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(Dollars in thousands)
Revenues	$1,327,576	5%	$1,265,052	3%	$1,231,661

The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2021	% Change	2020	% Change	2019
.com and .net domain name registrations in the domain name base	173.4 million	5%	165.2 million	4%	158.8 million
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, and historical global economic uncertainty, has limited the rate of growth of the domain name base in the past and may continue to do so in the future.
Revenues increased by $62.5 million in 2021 compared to 2020, primarily due to an increase in revenues from the operation of the registry for the .com TLD driven by a 5% increase in the domain name base for .com and the price increase which became effective September 1, 2021.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia and Japan. The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(Dollars in thousands)
U.S	$851,299	6%	$804,647	4%	$772,586
EMEA	231,686	8%	214,204	3%	206,975
China	99,727	(12)%	113,048	(5)%	119,291
Other	144,864	9%	133,153	—%	132,809
Total revenues	$1,327,576	5%	$1,265,052	3%	$1,231,661

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Revenues increased during 2021 in all regions except China. Revenues from registrars based in China declined during 2021 as a result of lower new registrations and renewal rates in the country.
We expect revenues to continue to grow in 2022, as a result of continued growth in the aggregate number of .com domain names and the impact of the price increase for .com domain names which became effective September 1, 2021.
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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(Dollars in thousands)
Cost of revenues	$191,933	7%	$180,177	—%	$180,467

Cost of revenues increased by $11.8 million in 2021 compared to 2020 primarily due to increases in direct cost of revenues, allocated overhead expenses and depreciation expenses. Direct cost of revenues increased by $5.7 million primarily due to an increase in registry fees payable to ICANN in connection with the operation of the registry for the .com TLD. Allocated overhead expenses increased by $2.4 million due to an increase in total allocable expenses. Depreciation expenses increased by $1.9 million as a result of increased investments in our data centers and network infrastructure.
We expect cost of revenues as a percentage of revenues to remain consistent in 2022 as compared to 2021.
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
A comparison of sales and marketing expenses is presented below:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(Dollars in thousands)
Sales and marketing	$39,877	8%	$36,790	(21)%	$46,637

Sales and marketing expenses increased by $3.1 million in 2021 compared to 2020 primarily due to a $2.6 million increase in salary and employee benefits expenses as a result of an increase in average headcount and higher expenses for salaries and certain employee related benefits.
We expect sales and marketing expenses as a percentage of revenues to remain consistent in 2022 as compared to 2021.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(Dollars in thousands)
Research and development	$80,529	8%	$74,671	23%	$60,805

Research and development expenses increased by $5.9 million in 2021 compared to 2020 due to an increase in salary and employee benefits expenses, including stock-based compensation, and a combination of individually insignificant factors. Salary and employee benefits expenses, including stock-based compensation, increased by $3.0 million due to a slight increase in average headcount and higher expenses for salaries and certain employee related benefits.
We expect research and development expenses as a percentage of revenues to remain consistent in 2022 as compared to 2021.
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

A comparison of general and administrative expenses is presented below:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(Dollars in thousands)
General and administrative	$148,434	(1)%	$149,213	8%	$137,625

General and administrative expenses decreased by $0.8 million in 2021 compared to 2020 primarily due to decreases in professional services expenses and charitable contributions and an increase in overhead expenses allocated to other cost types, partially offset by increases in salary and employee benefits expenses, equipment and software expenses, and stock-based compensation expenses. Professional services expenses decreased by $6.0 million due to a decrease in external consulting costs on various projects. Overhead expenses allocated to other cost types increased by $5.0 million due to an increase in the total allocable expenses. Charitable contributions decreased by $1.6 million due to greater contributions made during 2020 to help with immediate COVID-related hardship and to support social justice efforts, compared to contributions made during 2021. Salary and employee benefits expenses increased by $4.7 million due to an increase in average headcount and higher expenses for certain employee health insurance related benefits. Equipment and software expenses increased by $5.5 million due to expenses related to network security and other software services. Stock-based compensation expenses increased by $3.0 million due to higher achievement levels on certain performance-based RSU grants and increases in the total value of RSUs granted in 2021.
We expect general and administrative expenses as a percentage of revenues to remain consistent in 2022 as compared to 2021.
Interest expense
Interest expense decreased by $6.9 million in 2021 compared to 2020 due to the lower interest rate on our 2031 Notes compared to the 2023 Notes which were redeemed in June 2021. We expect interest expense to decrease in 2022 due to the lower interest rate on our 2031 Notes compared to the 2023 Notes.
Non-operating loss, net
See Note 9, “Non-operating (Loss) Income, Net” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We expect Non-operating loss, net to decrease in 2022 as compared to 2021 due to the loss on extinguishment of debt recognized in 2021.
Income tax (benefit) expense

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Income tax (benefit) expense	(2,611)	$(64,644)	$146,477
Effective tax rate	—%	(9)%	19%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to a lower foreign effective tax rate, offset by state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits. Additionally, during 2021, we completed a transfer of intellectual property between certain non-U.S. subsidiaries. This intellectual property did not have any book value, however the transfer created an amortizable tax basis that resulted in the recognition of a $165.5 million deferred tax asset and a corresponding income tax benefit.
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
As of December 31, 2021, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $238.5 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to certain state and foreign net operating loss and foreign tax credit carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
We expect the effective tax rate for 2022 to be between 21% and 24%.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	As of December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$223,487	$401,194
Marketable securities	982,318	765,713
Total	$1,205,805	$1,166,907
The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of December 31, 2021, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
In 2021, we repurchased 3.3 million shares of our common stock at an average stock price of $215.16 for an aggregate cost of $700.0 million under our share repurchase program. In 2020, we repurchased 3.7 million shares of our common stock at an average stock price of $200.06 for an aggregate cost of $734.9 million. Effective February 10, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $705.4 million, in addition to the $294.6 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program.
On June 8, 2021, we issued $750.0 million of 2.700% senior unsecured notes due June 15, 2031. On June 23, 2021, we used the net proceeds from the 2031 Notes, along with cash on hand, to redeem all of our $750.0 million aggregate principal amount of outstanding 4.625% senior notes due 2023. As of December 31, 2021, we also had $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027 and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of December 31, 2021, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our most significant future cash requirements include interest and principal payments on the senior notes issuances described above, income tax payments, purchase obligations and registry fees related to the operation of certain top-level domains. These items are detailed in Note 11, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

In summary, our cash flows for 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$807,152	$730,183	$753,892
Net cash (used in) provided by investing activities	(269,246)	(72,258)	167,195
Net cash used in financing activities	(719,130)	(764,877)	(770,303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(561)	(48)	64
Net (decrease) increase in cash, cash equivalents and restricted cash	$(181,785)	$(107,000)	$150,848
Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased in 2021 compared to 2020 primarily due to an increase in cash received from customers, partially offset by increases in cash paid for income taxes, cash paid to employees and vendors, and decreases in cash received from interest on investments and from transition services. Cash received from customers increased primarily due to higher domain name registrations and renewals and the impact of the .com price increase which became effective September 1, 2021. The increased volume of renewal transactions was due in part to early renewal transactions before the .com price increase became effective. Cash paid for income taxes increased primarily due to comparatively higher federal, state, and foreign taxes. Cash paid to employees and vendors increased primarily due to the timing of payments and an increase in operating expenses. Cash received from interest on investments decreased due to a decline in interest rates. Cash received from transition services decreased due to the expiration of the transition services agreement related to our divested security services business in February 2020.
Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment and the sale of businesses.

Net cash used in investing activities increased in 2021 compared to 2020 primarily due to an increase in purchases of marketable securities and investments, net of proceeds from maturities and sales of marketable securities and investments, an increase in purchases of property and equipment, and payments received during 2020 related to our divested security services business.
Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from borrowings, repayment of borrowings, and our employee stock purchase plan.

Net cash used in financing activities decreased in 2021 compared to 2020 primarily due to proceeds received from the issuance of the 2031 Notes and a decrease in share repurchases, partially offset by the redemption of our 2023 Notes.
Income taxes

We expect cash paid for income taxes as a percentage of pre-tax income to be between 21% and 24% in 2022.
Property and Equipment Expenditures
 Our planned property and equipment expenditures for 2022 are anticipated to be between $40.0 million and $50.0 million and will primarily be focused on infrastructure upgrades software enhancements.

Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2021, there were a total of 0.6 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange rates. We have not entered into any market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity
The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2021, we had $1.02 billion of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2021, we held foreign currency forward contracts in notional amounts totaling $30.3 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.
 Market Risk Management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2021, the fair values of the senior notes issued in 2015, 2017 and 2021 were $552.3 million, $573.9 million, and $755.5 million, respectively, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors

VeriSign, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of accounting for income taxes
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognized $230.7 million of deferred tax assets, net as of December 31, 2021. The Company’s income tax benefit was $2.6 million for the year ended December 31, 2021. The Company conducts business globally and consequently is subject to U.S. federal, state, as well as foreign income taxes in the jurisdictions it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.
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
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

VeriSign, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 18, 2022

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$223,487	$401,194
Marketable securities	982,318	765,713
Other current assets	62,930	51,033
Total current assets	1,268,735	1,217,940
Property and equipment, net	251,223	245,571
Goodwill	52,527	52,527
Deferred tax assets	230,719	67,914
Deposits to acquire intangible assets	145,000	145,000
Other long-term assets	35,560	37,958
Total long-term assets	715,029	548,970
Total assets	$1,983,764	$1,766,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$226,580	$208,642
Deferred revenues	847,411	780,051
Total current liabilities	1,073,991	988,693
Long-term deferred revenues	305,950	282,838
Senior notes	1,785,709	1,790,083
Long-term tax and other liabilities	78,633	95,494
Total long-term liabilities	2,170,292	2,168,415
Total liabilities	3,244,283	3,157,108
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $0.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $0.001 per share; Authorized shares: 1,000,000; Issued shares: 354,199 at December 31, 2021 and 353,789 at December 31, 2020; Outstanding shares: 110,519 at December 31, 2021 and 113,470 at December 31, 2020	13,620,038	14,275,160
Accumulated deficit	(14,877,772)	(15,662,602)
Accumulated other comprehensive loss	(2,785)	(2,756)
Total stockholders’ deficit	(1,260,519)	(1,390,198)
Total liabilities and stockholders’ deficit	$1,983,764	$1,766,910
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,327,576	$1,265,052	$1,231,661
Costs and expenses:
Cost of revenues	191,933	180,177	180,467
Sales and marketing	39,877	36,790	46,637
Research and development	80,529	74,671	60,805
General and administrative	148,434	149,213	137,625
Total costs and expenses	460,773	440,851	425,534
Operating income	866,803	824,201	806,127
Interest expense	(83,255)	(90,144)	(90,611)
Non-operating (loss) income, net	(1,329)	16,187	43,260
Income before income taxes	782,219	750,244	758,776
Income tax benefit (expense)	2,611	64,644	(146,477)
Net income	784,830	814,888	612,299
Other comprehensive (loss) income	(29)	(135)	190
Comprehensive income	$784,801	$814,753	$612,489

Earnings per share:
Basic	$7.01	$7.08	$5.17
Diluted	$7.00	$7.07	$5.15
Shares used to compute earnings per share
Basic	112,015	115,058	118,513
Diluted	112,166	115,298	118,968
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Total stockholders’ deficit, beginning of period	$(1,390,198)	$(1,490,100)	$(1,385,474)

Common stock and additional paid-in capital
Beginning balance	14,275,160	14,990,011	15,707,126
Repurchase of common stock	(722,587)	(777,454)	(782,583)
Stock-based compensation	55,061	50,026	52,316
Issuance of common stock under stock plans	12,404	12,577	13,152
Balance, end of period	13,620,038	14,275,160	14,990,011

Accumulated deficit
Beginning balance	(15,662,602)	(16,477,490)	(17,089,789)
Net income	784,830	814,888	612,299
Balance, end of period	(14,877,772)	(15,662,602)	(16,477,490)

Accumulated other comprehensive loss
Beginning balance	(2,756)	(2,621)	(2,811)
Other comprehensive (loss) income	(29)	(135)	190
Balance, end of period	(2,785)	(2,756)	(2,621)

Total stockholders’ deficit, end of period	$(1,260,519)	$(1,390,198)	$(1,490,100)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$784,830	$814,888	$612,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	47,940	46,352	46,330
Stock-based compensation expense	53,439	48,243	50,626
Other, net	6,027	(9,108)	(11,926)
Changes in operating assets and liabilities
Other assets	(14,058)	(9,214)	(3,279)
Accounts payable and accrued liabilities	15,495	2,227	(24)
Deferred revenues	90,471	29,009	16,191
Net deferred income taxes and other long-term tax liabilities	(176,992)	(192,214)	43,675
Net cash provided by operating activities	807,152	730,183	753,892
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	2,654,457	2,305,732	2,247,904
Purchases of marketable securities	(2,870,670)	(2,355,405)	(2,030,521)
Purchases of property and equipment	(53,033)	(43,395)	(40,316)
Proceeds (payments) from sale of business	—	20,810	(9,872)
Net cash (used in) provided by investing activities	(269,246)	(72,258)	167,195
Cash flows from financing activities:
Repayment of borrowings	(750,000)	—	—
Proceeds from borrowings, net of issuance costs	741,053	—	—
Repurchases of common stock	(722,587)	(777,454)	(782,583)
Proceeds from employee stock purchase plan	12,404	12,577	13,152
Other financing activities	—	—	(872)
Net cash used in financing activities	(719,130)	(764,877)	(770,303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(561)	(48)	64
Net (decrease) increase in cash, cash equivalents and restricted cash	(181,785)	(107,000)	150,848
Cash, cash equivalents, and restricted cash at beginning of period	410,601	517,601	366,753
Cash, cash equivalents, and restricted cash at end of period	$228,816	$410,601	$517,601
Supplemental cash flow disclosures:
Cash paid for interest	$85,578	$87,354	$87,683
Cash paid for income taxes, net of refunds received	$178,351	$132,683	$89,974
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

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
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $12.1 million and $12.8 million of costs related to internally developed software during 2021 and 2020, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
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
As of December 31, 2021, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
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
 As of December 31, 2021, Verisign held foreign currency forward contracts in notional amounts totaling $30.3 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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
DECEMBER 31, 2021, 2020 AND 2019
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
Advertising Expenses
Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses were $6.0 million, $7.5 million, and $12.8 million in 2021, 2020, and 2019, respectively.

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
The Company’s income taxes payable is reduced by the tax benefits from restricted stock unit (“RSU”) vestings equal to the fair market value of the stock at the vesting date. If the income tax benefit at the vesting date differs from the income tax benefit recorded based on the grant date fair value of the RSUs, the excess or shortfall of the tax benefit is recognized within income tax expense.
Verisign operates in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining the Company’s worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. The Company only recognizes tax positions taken or expected to be taken on its tax returns that are more likely than not to be sustained upon examination, and records a tax benefit amount that is more likely than not to be realized upon ultimate settlement with the taxing authority. The Company adjusts its estimate of unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from the estimate. See Note 10, “Income Taxes,” for details of the changes to the Company’s unrecognized tax benefits for the periods presented.

Stock-based Compensation
The Company’s stock-based compensation consists of RSUs granted to employees and the employee stock purchase plan (“ESPP”). Stock-based compensation expense is typically recognized ratably over the requisite service period. Forfeitures of stock-based awards are recognized as they occur. As substantially all of the RSUs granted by the Company are routine annual grants, none of the awards are designed to be spring-loaded, and as such, the Company does not adjust the market price of its common stock when estimating the grant-date fair value of these awards. The Company also grants RSUs which include performance conditions, and in some cases market conditions, to certain executives. The expense for these performance-based RSUs is recognized based on the probable outcome of the performance conditions. The expense recognized for awards with market conditions is based on the grant date fair value of the awards including the impact of the market conditions, using a Monte Carlo simulation model. The Company uses the Black-Scholes option pricing model to determine the fair value of its ESPP offerings. The determination of the fair value of stock-based payment awards using the Monte Carlo simulation model or the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019

Earnings per Share
The Company computes basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares, including unvested RSUs and ESPP offerings, using the treasury stock method.

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
DECEMBER 31, 2021, 2020 AND 2019
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2021	2020
	(In thousands)
Cash	$25,840	$28,832
Time deposits	3,693	4,176
Money market funds (Level 1)	165,586	129,627
Debt securities issued by the U.S. Treasury (Level 1)	1,016,015	1,013,679
Total	$1,211,134	$1,176,314

Cash and cash equivalents	$223,487	$401,194
Restricted cash (included in Other long-term assets)	5,329	9,407
Total Cash, cash equivalents, and restricted cash	228,816	410,601
Marketable securities	982,318	765,713
Total	$1,211,134	$1,176,314
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of December 31, 2021 have contractual maturities of less than one year.
Fair Value Measurements
The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents. The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices and are classified as Level 1.
As of December 31, 2021, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The fair values of the Company’s senior notes due 2025 (the “2025 Senior Notes”), the senior notes due 2027 (the “2027 Senior Notes”), and the senior notes due 2031 (the “2031 Senior Notes”) were $552.3 million, $573.9 million, and $755.5 million, respectively, as of December 31, 2021. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$24,756	$17,920
Prepaid registry fees	24,240	22,654
Taxes receivable	7,669	3,572
Accounts receivable, net	5,284	4,642
Other	981	2,245
Total other current assets	$62,930	$51,033

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2021	2020
	(In thousands)
Computer equipment and software	$400,628	$415,086
Buildings and building improvements	254,549	250,431
Land	31,141	31,141
Office equipment and furniture	10,104	9,179
Capital work in progress	3,088	4,330
Leasehold improvements	1,476	1,458
Total cost	700,986	711,625
Less: accumulated depreciation	(449,763)	(466,054)
Total property and equipment, net	$251,223	$245,571
Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.

Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2021	2020
	(In thousands)
Goodwill, gross	$1,537,843	$1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Total goodwill	$52,527	$52,527
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

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2021	2020
	(In thousands)
Long-term prepaid expenses	$10,976	$7,105
Long-term prepaid registry fees	8,693	7,997
Operating lease right-of-use asset	8,418	11,277
Restricted cash	5,329	9,407
Other	2,144	2,172
Total other long-term assets	$35,560	$37,958

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of December 31, 2021 reflects amortization of $38.3 million during 2021 which was recorded in Cost of Revenues.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2021	2020
	(In thousands)
Accounts payable and accrued expenses	$8,997	$12,340
Customer deposits	77,329	53,631
Accrued employee compensation	58,499	54,596
Taxes payable	26,793	27,194
Interest payable	19,500	24,408
Customer incentives payable	13,297	12,556
Accrued registry fees	12,844	13,090
Other accrued liabilities	9,321	10,827
Total accounts payable and accrued liabilities	$226,580	$208,642

Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	As of December 31,
	2021	2020
	(In thousands)
Long-term tax liabilities	$76,148	$90,335
Long-term operating lease liabilities	2,485	5,159
Long-term tax and other liabilities	$78,633	$95,494
Long-term tax liabilities include accruals for unrecognized tax benefits and the long-term portion of the U.S. income taxes payable on the Company’s accumulated foreign earnings (“Transition Tax”) resulting from the 2017 Tax Cuts and Jobs Act.
Note 4. Debt
Senior Notes
The following table summarizes information related to our Senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2021	2020
				(in thousands except interest rates)
Senior notes due 2023	April 16, 2013	May 1, 2023	4.625%	$—	$750,000
Senior notes due 2025	March 27, 2015	April 1, 2025	5.250%	500,000	500,000
Senior notes due 2027	July 5, 2017	July 15, 2027	4.750%	550,000	550,000
Senior notes due 2031	June 8, 2021	June 15, 2031	2.700%	750,000	—
Principal amount of senior notes				1,800,000	1,800,000
Less: unamortized issuance costs				(14,291)	(9,917)
Total senior notes				$1,785,709	$1,790,083

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
On June 8, 2021, the Company issued $750.0 million of 2.700% senior unsecured notes due 2031. The 2031 Notes were issued at 99.712% of par value. The total discount and issuance costs of $8.9 million are presented on the balance sheet as a reduction of the debt obligation and are being amortized to Interest expense over the 10-year term of the notes. The 2025 and 2027 notes were issued at par and all outstanding senior notes are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.
On June 23, 2021, the Company used the net proceeds from the 2031 Notes and cash on hand, to redeem all of its $750.0 million aggregate principal amount of outstanding 4.625% senior notes due 2023 (“2023 Notes”). The redemption of the 2023 Notes resulted in a loss on debt extinguishment of $2.1 million related to the unamortized debt issuance costs on the notes. The loss on extinguishment is included in Non-operating loss (income), net in 2021.
2019 Credit Facility
On December 12, 2019, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2019 Credit Facility”). The 2019 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0. As of December 31, 2021, there were no borrowings outstanding under the facility and the Company was in compliance with the financial covenants. The 2019 Credit Facility was amended in December 2021 to address the LIBOR transition. The 2019 Credit Facility expires on December 12, 2024 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of the tax withholding due upon vesting of RSUs.
Effective February 11, 2021, the Company’s Board of Directors (“Board”) authorized the repurchase of its common stock in the amount of approximately $747.0 million, in addition to the $253.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.0 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2021 there was approximately $382.6 million remaining available for repurchases under the program.
Effective February 10, 2022, the Company’s Board authorized the repurchase of its common stock in the amount of $705.4 million, in addition to the $294.6 million that remained available for repurchases under the program, for a total repurchase authorization of up to $1.0 billion under the program.

The summary of the Company’s common stock repurchases for 2021, 2020 and 2019 are as follows:

	2021		2020		2019
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	3,253	$215.16	3,674	$200.06	3,911	$188.84
Total repurchases for tax withholdings	108	$209.40	204	$208.92	243	$181.07
Total repurchases	3,361	$214.97	3,878	$200.48	4,154	$188.39
Total costs	$722,587		$777,454		$782,583
Since inception, the Company has repurchased 243.7 million shares of its common stock for an aggregate cost of $11.70 billion, which is recorded as a reduction of Additional paid-in capital.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2021 and 2020:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain (Loss) On Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2019	$(2,836)	$215	$(2,621)
Changes	—	(135)	(135)
Balance, December 31, 2020	(2,836)	80	(2,756)
Changes	—	(29)	(29)
Balance, December 31, 2021	$(2,836)	$51	$(2,785)

Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Weighted-average shares of common stock outstanding	112,015	115,058	118,513
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	151	240	455
Shares used to compute diluted earnings per share	112,166	115,298	118,968
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

Note 7. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Australia, and Japan. The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
U.S	$851,299	$804,647	$772,586
EMEA	231,686	214,204	206,975
China	99,727	113,048	119,291
Other	144,864	133,153	132,809
Total revenues	$1,327,576	$1,265,052	$1,231,661
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
Major Customers
Our largest customer accounted for approximately 33%, 34%, and 33% of revenues in 2021, 2020, and 2019, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance in 2021 is primarily driven by amounts billed in 2021 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $752.2 million of revenues recognized that were included in the deferred revenues balance at December 31, 2020. The higher deferred revenue balance as of December 31, 2021 also reflects an increase in the volume of early renewal transactions that occurred before the .com price increase became effective on September 1, 2021. The balance of deferred revenues as of December 31, 2021 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.
Note 8. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $5.2 million in 2021, $5.0 million in 2020, and $4.7 million in 2019 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (the “2006 Plan”). As of December 31, 2021, a total of 8.1 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, generally vest over a three year term. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock. This option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2021, 3.0 million shares of the Company’s common stock remain reserved for future issuance under this plan.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenues	$6,525	$6,321	$6,739
Sales and marketing	4,312	3,453	3,755
Research and development	8,283	7,137	6,370
General and administrative	34,319	31,332	33,762
Stock-based compensation expense	53,439	48,243	50,626
Capitalization (included in Property and equipment, net)	1,622	1,783	1,690
Total stock-based compensation	$55,061	$50,026	$52,316
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
RSUs	$41,476	$38,217	$36,930
PSUs	9,310	7,380	10,522
ESPP	4,275	4,429	4,864
Total stock-based compensation	$55,061	$50,026	$52,316
The income tax benefit that was included within Income tax benefit (expense) related to these stock-based compensation expenses for 2021, 2020, and 2019 was $12.4 million, $11.0 million, and $11.7 million, respectively.
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2021:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	661	$164.83
Granted	316	$200.64
PSU achievement adjustment	(10)	$110.57
Vested and settled	(334)	$147.80
Forfeited	(30)	$185.99
	603	$192.88
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2021 include less than 0.2 million PSUs. The number of shares received upon vesting of these PSUs may range from zero to 0.3 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $253.82 on December 31, 2021. As of December 31, 2021, the aggregate market value of unvested RSUs was $152.9 million. The fair values of RSUs that vested during 2021, 2020, and 2019 were $70.3 million, $115.0 million, and $124.1 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2019, was $205.61 and $172.87, respectively. As of December 31, 2021, total unrecognized compensation cost related to unvested RSUs was $82.3 million which is expected to be recognized over a weighted-average period of 2.4 years.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Loss on extinguishment of debt	$(2,149)	$—	$—
Interest income	582	7,815	26,596
Gain on sale of business	—	6,402	817
Transition services income	—	2,100	15,600
Other, net	238	(130)	247
Total non-operating (loss) income, net	$(1,329)	$16,187	$43,260
The redemption of the 2023 Notes resulted in a loss on debt extinguishment of $2.1 million related to the unamortized debt issuance costs on the notes. Interest income is earned principally from the Company’s surplus cash balances and marketable securities. The lower interest income in 2021 and 2020 reflects a decline in interest rates on our investments in debt securities. Gain on sale of business and transition services income in 2020 and 2019 relate to the sale of our security services customer contracts.
Note 10. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$489,395	$457,830	$452,793
Foreign	292,824	292,414	305,983
Total income before income taxes	$782,219	$750,244	$758,776
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current expense (benefit):
Federal	$97,420	$(123,933)	$74,283
State	32,188	10,522	2,069
Foreign, including withholding tax	29,834	29,152	31,385
	159,442	(84,259)	107,737
Deferred expense (benefit):
Federal	3,906	4,348	30,462
State	(200)	17,388	22,899
Foreign	(165,759)	(2,121)	(14,621)
	(162,053)	19,615	38,740
Total income tax (benefit) expense	$(2,611)	$(64,644)	$146,477

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
The difference between income tax (benefit) expense and the amount resulting from applying the federal statutory rate of 21% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax expense at federal statutory rate	$164,266	$157,551	$159,343
State taxes, net of federal benefit	25,527	23,167	20,573
Effect of non-U.S. operations	(23,255)	(27,691)	(25,178)
Intercompany non-U.S. intellectual property transfer	(165,517)	—	—
Remeasurement of unrecognized tax benefits	(5,095)	(204,673)	7,365
Stock-based compensation	1,333	(8,643)	(9,204)
Other	130	(4,355)	(6,422)
Total income tax (benefit) expense	$(2,611)	$(64,644)	$146,477
During the fourth quarter of 2021, as part of a legal entity reorganization, the Company completed an internal transfer of certain of its non-U.S. intellectual property which had no book value. This transfer created amortizable tax basis for the receiving entity based on the $1.20 billion fair value of the intellectual property, which resulted in the recognition of a $165.5 million deferred tax asset and a corresponding income tax benefit. During 2020, the Company recognized an income tax benefit as a result of the remeasurement of certain previously unrecognized income tax benefits. The majority of these income tax benefits related to the worthless stock deduction taken in 2013. These remeasurements were based on written confirmations from the IRS, indicating no examination adjustments would be proposed related to the worthless stock deduction or certain other matters reviewed as part of the audit of the Company’s federal income tax returns for 2010 through 2014, and the lapse of statutes of limitations related to other unrecognized income tax benefits. Notwithstanding these written confirmations, the Company’s U.S. federal income tax returns for those years remain under examination by the IRS. Tax years 2015 and 2016 are closed to IRS audit as the statutes of limitations have lapsed.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Intellectual property	$165,517	$—
Deferred revenues, accruals and reserves	68,574	66,926
Net operating loss carryforwards	4,747	5,623
Tax credit carryforwards	3,514	5,078
Other	1,693	2,379
Total deferred tax assets	244,045	80,006
Valuation allowance	(5,530)	(5,613)
Net deferred tax assets	238,515	74,393
Deferred tax liabilities:
Property and equipment	(6,644)	(4,167)
Other	(1,203)	(2,394)
Total deferred tax liabilities	(7,847)	(6,561)
Total net deferred tax assets	$230,668	$67,832
With the exception of deferred tax assets related to certain state net operating loss and foreign tax credit carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
As of December 31, 2021, the Company’s deferred tax assets included $75.4 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2021 consisted primarily of foreign tax credit carryforwards. The state net operating loss carryforwards expire in various years from 2022 through 2034. The foreign tax credits will expire in 2028.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2021	2020
	(In thousands)
Beginning balance	$23,728	$231,339
Increases in tax positions for prior years	89	7,138
Decreases in tax positions for prior years	(1,322)	(199,107)
Increases in tax positions for current year	1,115	1,613
Decreases in tax positions due to settlement with taxing authorities	(1,231)	—
Lapse in statute of limitations	(6,384)	(17,255)
Ending balance	$15,995	$23,728
As of December 31, 2021, approximately $16.2 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The Company does not expect the balance of unrecognized tax benefits to change materially during the next twelve months.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2021, 2020 AND 2019
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

Note 11. Commitments and Contingencies
The following table represents the minimum payments required by Verisign under certain purchase obligations, certain U.S. income tax obligations, leases, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Transition Tax	Operating Leases	Senior Notes	Total
	(In thousands)
2022	$44,421	$7,761	$5,931	$72,625	$130,738
2023	10,676	14,573	1,799	72,625	99,673
2024	4,468	19,430	572	72,625	97,095
2025	4,039	24,288	116	559,500	587,943
2026	—	—	—	46,375	46,375
Thereafter	—	—	—	1,417,250	1,417,250
Total	$63,604	$66,052	$8,418	$2,241,000	$2,379,074
The amounts in the table above exclude $16.2 million of unrecognized tax benefits, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.
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
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual term of a domain name registered or renewed during such quarter. The Company incurred registry fees for the .com registry of $40.6 million in 2021, $36.3 million in 2020, and $34.7 million in 2019.
In connection with the .com Registry Agreement with ICANN, the Company is required to make annual payments of $4.0 million to ICANN from 2021 through 2025 to support efforts to maintain the security and stability of the DNS. The payments for 2022 through 2025 are included in Purchase obligations in the table above.
The Transition Tax in the table above is the remaining installments of U.S. income taxes payable on our accumulated foreign earnings pursuant to the 2017 Tax Cuts and Jobs Act.
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

ITEM 9A.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2021. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION
None.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees, Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee will be included under the captions “Proposal No. 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated herein by reference (our “2022 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2022 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for 2021,” and “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2022 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2022 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
Information required by this item is incorporated herein by reference to our 2022 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.	10-K	2/19/21	3.02

4.01	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.02	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.03	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

4.04	Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.05	First Supplemental Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.2

4.06	Description of Securities of the Registrant	10-K	2/19/21	4.04

10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.04	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.06	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.07	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.08	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.09	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/28/16	10.01

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.11	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.12	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.13	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.14	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.15	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017.	8-K	6/28/17	10.1

10.16	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018	10-K	2/15/19	10.20

10.18	Second Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2019	10-K	2/14/20	10.21

10.19	Amendment to Asset Purchase Agreement and Transition Services Agreement between Neustar, Inc. and VeriSign, Inc., dated as of December 10, 2019†	10-K	2/14/20	10.22

10.20	Third Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2020.	8-K	03/27/20	10.1

10.21	First Amendment to the .net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on April 27, 2020.	10-Q	10/22/20	10.01

10.22	Credit Agreement, amended and restated as of December 23, 2021 among VERISIGN, INC., the Lenders as defined therein and JPMorgan Chase Bank, N.A., as Administrative Agent.				X

21.01	Subsidiaries of the Registrant.	10-K	2/14/20	21.01

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 18th day of February 2022.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February 2022.

Signature	Title

/S/ D. JAMES BIDZOS	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ COURTNEY ARMSTRONG	Director
COURTNEY ARMSTRONG

/S/ YEHUDA ARI BUCHALTER	Director
YEHUDA ARI BUCHALTER

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ THOMAS F. FRIST III	Director
THOMAS F. FRIST III

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON