Form 10-Q
period 2022-06-30
VERISIGN INC/CA
filed 2022-07-28
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 22, 2022
Common stock, $0.001 par value per share	107,283,245

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$606.3	$223.5
Marketable securities	390.6	982.3
Other current assets	65.3	62.9
Total current assets	1,062.2	1,268.7
Property and equipment, net	240.1	251.2
Goodwill	52.5	52.5
Deferred tax assets	230.6	230.7
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	32.1	35.7
Total long-term assets	700.3	715.1
Total assets	$1,762.5	$1,983.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$184.3	$226.6
Deferred revenues	882.9	847.4
Total current liabilities	1,067.2	1,074.0
Long-term deferred revenues	298.7	306.0
Senior notes	1,786.8	1,785.7
Long-term tax and other liabilities	64.8	78.6
Total long-term liabilities	2,150.3	2,170.3
Total liabilities	3,217.5	3,244.3
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000.0; Issued shares: 354.4 at June 30, 2022 and 354.2 at December 31, 2021; Outstanding shares: 107.8 at June 30, 2022 and 110.5 at December 31, 2021	13,100.9	13,620.1
Accumulated deficit	(14,553.0)	(14,877.8)
Accumulated other comprehensive loss	(2.9)	(2.8)
Total stockholders’ deficit	(1,455.0)	(1,260.5)
Total liabilities and stockholders’ deficit	$1,762.5	$1,983.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$351.9	$329.4	$698.8	$653.0
Costs and expenses:
Cost of revenues	49.5	47.8	100.2	94.8
Research and development	20.3	19.8	43.2	40.1
Selling, general and administrative	46.1	48.8	94.6	94.7
Total costs and expenses	115.9	116.4	238.0	229.6
Operating income	236.0	213.0	460.8	423.4
Interest expense	(18.9)	(23.1)	(37.7)	(45.6)
Non-operating income (loss), net	1.6	(2.0)	1.9	(1.6)
Income before income taxes	218.7	187.9	425.0	376.2
Income tax expense	(51.4)	(40.2)	(100.2)	(78.1)
Net income	167.3	147.7	324.8	298.1
Other comprehensive income (loss)	0.1	(0.1)	(0.1)	(0.1)
Comprehensive income	$167.4	$147.6	$324.7	$298.0

Earnings per share:
Basic	$1.54	$1.31	$2.97	$2.64
Diluted	$1.54	$1.31	$2.96	$2.64
Shares used to compute earnings per share
Basic	108.8	112.4	109.5	112.8
Diluted	108.8	112.5	109.6	112.9
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stockholders’ deficit, beginning of period	$(1,285.1)	$(1,403.8)	$(1,260.5)	$(1,390.2)

Common stock and additional paid-in capital
Beginning balance	13,438.2	14,111.2	13,620.1	14,275.2
Repurchase of common stock	(351.5)	(175.8)	(556.1)	(361.2)
Stock-based compensation	14.2	14.1	28.7	27.4
Issuance of common stock under stock plans	—	—	8.2	8.1
Balance, end of period	13,100.9	13,949.5	13,100.9	13,949.5

Accumulated deficit
Beginning balance	(14,720.3)	(15,512.2)	(14,877.8)	(15,662.6)
Net income	167.3	147.7	324.8	298.1
Balance, end of period	(14,553.0)	(15,364.5)	(14,553.0)	(15,364.5)

Accumulated other comprehensive loss
Beginning balance	(3.0)	(2.8)	(2.8)	(2.8)
Other comprehensive income (loss)	0.1	(0.1)	(0.1)	(0.1)
Balance, end of period	(2.9)	(2.9)	(2.9)	(2.9)

Total stockholders’ deficit, end of period	$(1,455.0)	$(1,417.9)	$(1,455.0)	$(1,417.9)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$324.8	$298.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	23.8	23.6
Stock-based compensation expense	27.9	26.6
Other, net	1.5	4.4
Changes in operating assets and liabilities:
Other assets	1.1	(18.6)
Accounts payable and accrued liabilities	(41.9)	(36.8)
Deferred revenues	28.2	50.0
Net deferred income taxes and other long-term tax liabilities	(13.4)	(6.5)
Net cash provided by operating activities	352.0	340.8
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,057.4	1,483.0
Purchases of marketable securities	(465.2)	(1,623.6)
Purchases of property and equipment	(12.8)	(24.3)
Net cash provided by (used in) investing activities	579.4	(164.9)
Cash flows from financing activities:
Repurchases of common stock	(556.1)	(361.2)
Proceeds from employee stock purchase plan	8.2	8.1
Repayment of borrowings	—	(750.0)
Proceeds from senior note issuance, net of issuance costs	—	742.3
Net cash used in financing activities	(547.9)	(360.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.7)	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	382.8	(185.2)
Cash, cash equivalents, and restricted cash at beginning of period	228.8	410.6
Cash, cash equivalents, and restricted cash at end of period	$611.6	$225.4
Supplemental cash flow disclosures:
Cash paid for interest	$36.4	$48.7
Cash paid for income taxes, net of refunds received	$113.3	$99.0

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2022	2021
	(In millions)
Cash	$23.4	$25.8
Time deposits	4.1	3.7
Money market funds (Level 1)	354.3	165.6
Debt securities issued by the U.S. Treasury (Level 1)	620.4	1,016.0
Total	$1,002.2	$1,211.1

Cash and cash equivalents	$606.3	$223.5
Restricted cash (included in Other long-term assets)	5.3	5.3
Total Cash, cash equivalents, and restricted cash	611.6	228.8
Marketable securities	390.6	982.3
Total	$1,002.2	$1,211.1
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of June 30, 2022 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2022, the carrying value of these financial instruments approximated their fair value. The fair values of the senior notes due 2025, 2027, and 2031 were $505.4 million, $538.8 million, and $604.3 million, respectively, as of June 30, 2022. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2022	2021
	(In millions)
Prepaid expenses	$29.3	$24.8
Prepaid registry fees	24.6	24.2
Taxes receivable	6.3	7.7
Accounts receivable, net	4.3	5.3
Other	0.8	0.9
Total other current assets	$65.3	$62.9
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2022	2021
	(In millions)
Operating lease right-of-use asset	$8.7	$8.4
Long-term prepaid registry fees	8.3	8.7
Long-term prepaid expenses	7.5	11.0
Restricted cash	5.3	5.3
Other	2.3	2.3
Total other long-term assets	$32.1	$35.7
The current and long-term prepaid registry fees in the tables above relate to the fees the Company pays to Internet Corporation for Assigned Names and Numbers (“ICANN”) for each annual increment of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of June 30, 2022 reflects amortization of $9.9 million and $19.7 million during the three and six months ended June 30, 2022 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(In millions)
Accounts payable and accrued expenses	$8.9	$9.0
Customer deposits	60.4	77.3
Accrued employee compensation	40.5	58.5
Taxes payable	25.5	26.8
Interest payable	19.5	19.5
Accrued registry fees	13.7	12.9
Customer incentives payable	6.5	13.3
Other accrued liabilities	9.3	9.3
Total accounts payable and accrued liabilities	$184.3	$226.6

The balance of Customer deposits varies from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2021 was paid during the six months ended June 30, 2022. Customer incentives payable includes amounts related to rebates payable to registrars. These amounts may vary from period to period due to the timing of payments and the amount of rebates earned.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(In millions)
Long-term tax liabilities	$62.6	$76.1
Long-term operating lease liabilities	2.2	2.5
Long-term tax and other liabilities	$64.8	$78.6
Long-term tax liabilities as of June 30, 2022 reflects a $14.5 million reclassification from long-term to current of the next installment of the transition tax liability on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act.
Note 4. Stockholders’ Deficit
Effective February 10, 2022, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $705.4 million, in addition to the $294.6 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. During the three and six months ended June 30, 2022, the Company repurchased 2.0 million shares and 2.9 million shares of its common stock, respectively, at an average stock price of $176.51 and $189.58, respectively. The aggregate cost of the repurchases in the three and six months ended June 30, 2022 was $349.5 million and $545.0 million, respectively. As of June 30, 2022, there was $543.1 million remaining available for future share repurchases under the share repurchase program.
During the six months ended June 30, 2022, the Company placed less than 0.1 million shares, at an average stock price of $203.78, and for an aggregate cost of $11.2 million, into treasury stock for purposes related to tax withholding upon vesting of Restricted Stock Units (“RSUs”).
Since inception, the Company has repurchased 246.6 million shares of its common stock for an aggregate cost of $12.26 billion, which is presented as a reduction of Additional paid-in capital.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Weighted-average shares of common stock outstanding	108.8	112.4	109.5	112.8
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	—	0.1	0.1	0.1
Shares used to compute diluted earnings per share	108.8	112.5	109.6	112.9
The calculation of diluted weighted average shares outstanding excludes performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved and any awards that are antidilutive. The number of potential shares excluded from the calculation was not significant in any period presented.
Note 6. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
U.S.	$230.9	$211.0	$455.5	$418.1
EMEA	56.4	57.7	115.0	114.1
China	26.5	25.4	52.5	51.1
Other	38.1	35.3	75.8	69.7
Total revenues	$351.9	$329.4	$698.8	$653.0
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
Deferred Revenues
As payments for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2022 was primarily driven by amounts billed in the six months ended June 30, 2022 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $549.5 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of June 30, 2022 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Cost of revenues	$1.8	$1.7	$3.5	$3.3
Research and development	2.3	2.0	4.7	3.9
Selling, general and administrative	9.6	9.9	19.7	19.4
Stock-based compensation expense	13.7	13.6	27.9	26.6
Capitalization (included in Property and equipment, net)	0.5	0.5	0.8	0.8
Total stock-based compensation	$14.2	$14.1	$28.7	$27.4

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
RSUs	$10.7	$10.2	$20.9	$19.9
Performance-based RSUs	2.5	2.9	5.7	5.4
ESPP	1.0	1.0	2.1	2.1
Total stock-based compensation	$14.2	$14.1	$28.7	$27.4

Note 8. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income tax expense	$51.4	$40.2	$100.2	$78.1
Effective tax rate	24%	21%	24%	21%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate. The effective tax rate in the three and six months ended June 30, 2022 reflects an increased foreign effective tax rate primarily as a result of the transfer of intellectual property between certain non-U.S. subsidiaries that took place in the fourth quarter of 2021.

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
As of June 30, 2022, we had 174.3 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other generic top-level domains (“gTLDs”), services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $351.9 million and $698.8 million during the three and six months ended June 30, 2022, an increase of 7% compared to the same periods in 2021.
•We recorded operating income of $236.0 million and $460.8 million during the three and six months ended June 30, 2022, an increase of 11% and 9%, respectively, compared to the same periods in 2021.
•As of June 30, 2022, we had 174.3 million .com and .net registrations in the domain name base, which represents a 2% increase from June 30, 2021, and a net decrease of 0.4 million domain name registrations from March 31, 2022. The net decrease in the domain name base from March 31, 2022, reflects that the higher demand for domain name registrations observed during the first 12 to 18 months of the pandemic has subsided, recent global economic uncertainty, and reduced demand, primarily in China, for new domain name registrations and renewals.
•During the three months ended June 30, 2022, we processed 10.1 million new domain name registrations for .com and .net compared to 11.7 million for the same period in 2021.
•The final .com and .net renewal rate for the first quarter of 2022 was 75.9% compared to 76.0% for the first quarter of 2021. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•During the three months ended June 30, 2022, we repurchased 2.0 million shares of our common stock for an aggregate cost of $349.5 million. As of June 30, 2022, there was approximately $543.1 million remaining available for future share repurchases under our share repurchase program.

•We generated cash flows from operating activities of $352.0 million during the six months ended June 30, 2022, compared to $340.8 million for the same period in 2021.
•On July 28, 2022, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92, effective February 1, 2023.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.0	14.5	14.3	14.5
Research and development	5.8	6.0	6.2	6.2
Selling, general and administrative	13.1	14.8	13.6	14.5
Total costs and expenses	32.9	35.3	34.1	35.2
Operating income	67.1	64.7	65.9	64.8
Interest expense	(5.4)	(7.0)	(5.4)	(7.0)
Non-operating income (loss), net	0.4	(0.7)	0.3	(0.2)
Income before income taxes	62.1	57.0	60.8	57.6
Income tax expense	(14.6)	(12.1)	(14.3)	(11.9)
Net income	47.5%	44.9%	46.5%	45.7%
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
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. Effective September 1, 2021, we increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $7.85 to $8.39. On February 10, 2022, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97, effective September 1, 2022. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. On July 28, 2022, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92, effective February 1, 2023. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
	(Dollars in millions)
Revenues	$351.9	7%	$329.4	$698.8	7%	$653.0
The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2022	% Change	June 30, 2021
.com and .net domain name registrations in the domain name base	174.3 million	2%	170.6 million
Revenues increased by $22.5 million and $45.8 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com TLD driven by a 3% increase in the domain name base for .com and the price increase which became effective September 1, 2021.
Growth in the domain name base has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic uncertainty, has limited the rate of growth of the domain name base and may do so in the remainder of 2022 and beyond.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Australia, and Japan.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
	(Dollars in millions)
U.S.	$230.9	9%	$211.0	455.5	9%	$418.1
EMEA	56.4	(2)%	57.7	115.0	1%	114.1
China	26.5	4%	25.4	52.5	3%	51.1
Other	38.1	8%	35.3	75.8	9%	69.7
Total revenues	$351.9		$329.4	698.8		$653.0
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues in the U.S. benefited from several such changes during 2022, while revenues in EMEA were negatively impacted. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Revenues increased in all regions for the periods presented except EMEA which declined in the three months ended June 30, 2022 due to the factors described above.

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
A comparison of Cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
	(Dollars in millions)
Cost of revenues	$49.5	4%	$47.8	$100.2	6%	$94.8
Cost of revenues increased by $1.7 million and $5.4 million during the three and six months ended June 30, 2022, respectively, compared to the same periods last year, due to a combination of individually insignificant factors.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of Research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
	(Dollars in millions)
Research and development	$20.3	3%	$19.8	$43.2	8%	$40.1
Research and development expenses increased by $0.5 million and $3.1 million during the three and six months ended June 30, 2022, respectively, compared to the same periods last year, due to a combination of individually insignificant factors.
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
A comparison of Selling, general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
	(Dollars in millions)
Selling, general and administrative	$46.1	(6)%	$48.8	$94.6	—%	$94.7
Selling, general and administrative expenses decreased by $2.7 million during the three months ended June 30, 2022, compared to the same period last year, due to a combination of individually insignificant factors.
Selling, general and administrative expenses remained consistent during the six months ended June 30, 2022, compared to the same period last year, as a $2.2 million increase in expenses related to network security and other software services was offset by decreases in expenses related to several individually insignificant factors.
Interest expense
Interest expense decreased by $4.2 million and $7.9 million in the three and six months ended June 30, 2022, respectively, compared to the same periods last year, due to the lower interest rate on our 2031 Notes compared to the 2023 Notes which were redeemed in the second quarter of 2021.
Non-operating income (loss), net
Non-operating income (loss), net increased by $3.6 million and $3.5 million in the three and six months ended June 30, 2022, respectively, compared to the same periods last year, primarily due to the $2.1 million loss on extinguishment of debt recognized in the second quarter of 2021.

Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income tax expense	$51.4	$40.2	$100.2	$78.1
Effective tax rate	24%	21%	24%	21%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate. The foreign effective tax rate increased in the three and six months ended June 30, 2022 compared to the same periods of the prior year, primarily as a result of the transfer of intellectual property between certain non-U.S. subsidiaries that took place in the fourth quarter of 2021.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$606.3	$223.5
Marketable securities	390.6	982.3
Total	$996.9	$1,205.8
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of June 30, 2022, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2022, we repurchased 2.0 million shares of our common stock for an aggregate cost of $349.5 million. As of June 30, 2022, there was approximately $543.1 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of June 30, 2022, we had $750.0 million of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of June 30, 2022, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
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
In summary, our cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash provided by operating activities	$352.0	$340.8
Net cash provided by (used in) investing activities	579.4	(164.9)
Net cash used in financing activities	(547.9)	(360.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.7)	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$382.8	$(185.2)

Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2022, compared to the same period last year, primarily due to decreases in cash paid for interest and cash paid to employees and vendors, and an increase in cash received from customers, partially offset by an increase in cash paid for income taxes. Cash paid for interest decreased due to the lower interest rate on our 2031 Notes compared to the 2023 Notes which were redeemed in the second quarter of 2021. Cash paid to employees and vendors decreased primarily due to the timing of payments. Cash paid for income taxes increased primarily due comparatively higher U.S. federal and foreign income taxes. Cash received from customers increased primarily due to timing of payments from certain large customers.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
We had net cash inflows from investing activities in the six months ended June 30, 2022, compared to net cash outflows during the same period last year, primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, and a decrease in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from and repayment of borrowings, and our employee stock purchase plan.
Net cash used in financing activities increased during the six months ended June 30, 2022, compared to the same period last year, primarily due an increase in share repurchases, partially offset by the net impact of the redemption of our 2023 Senior Notes and the issuance of the 2031 Senior Notes during 2021.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of June 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
As previously disclosed, Afilias Domains No. 3 Limited (now called Altanovo Domains Limited) (“Afilias”), a competitor and losing bidder in the .web auction, filed a form of arbitration proceeding against ICANN, an Independent Review Process (“IRP”) under ICANN’s bylaws, on November 14, 2018. In response to the Final Decision issued by the IRP Panel, the ICANN Board of Directors directed its Board Accountability Mechanism Committee (“BAMC”) to evaluate Aflias’ objections and Nu Dotco, LLC’s auction blackout period claim. On May 19, 2022, the BAMC requested that the parties submit detailed summaries of their claims along with supporting materials. Initial submissions are due on July 29, 2022, and replies are due on August 29, 2022.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 - 30, 2022	290	$216.63	290	$829.7	million
May 1 - 31, 2022	1,299	$169.85	1,299	$609.1	million
June 1 - 30, 2022	391	$168.86	391	$543.1	million
	1,980		1,980
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

VERISIGN, INC.

Date: July 28, 2022	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 28, 2022	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer