Form 10-K
period 2022-12-31
VERISIGN INC/CA
filed 2023-02-17
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2022, was $12.4 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent Schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 10, 2023: 104,879,307 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Services
We operate the authoritative directory of and/or the back-end systems for all .com, .net, .cc, .gov, .edu and .name domain names, among others. Our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with online audiences.

We are the exclusive registry of domain names within the .com, .net, and .name generic top-level domains (“gTLDs”), among others, under agreements with ICANN and also, with respect to the .com gTLD, the U.S. Department of Commerce (“DOC”). We are also the exclusive registry of domain names within certain transliterations of .com and .net in a number of different native languages and scripts (“IDN gTLDs”). As a registry, we maintain the authoritative directory of all second-level domain names (e.g., example.com and example.net) in these gTLDs and IDN gTLDs. Our global constellation of DNS servers provides internet protocol (“IP”) address information in response to queries, enabling the use of browsers, email systems, and other systems on the internet. In addition, we own and maintain our shared registration system that allows registrars to enter new second-level domain names into Verisign-operated central directories and to submit modifications, transfers, re-registrations, and deletions for existing second-level domain names (“Shared Registration System”).

In addition to our registry agreements with ICANN, we have an agreement with Cocos (Keeling) Islands to operate the country code top-level domain (“ccTLD”) registry for .cc, and other agreements to operate the technical systems for the .gov and .edu sponsored gTLDs. These gTLDs and ccTLDs are also supported by our global constellation of DNS servers and Shared Registration System. On November 15, 2022, we transitioned the operation of the .tv ccTLD to another service provider. We also anticipate transitioning the operation of the .gov registry to another operator during 2023, but will continue to operate it until such transition.
We also perform the Root Zone Maintainer function under an agreement with ICANN for the core of the internet’s DNS and operate two of the 13 root zone servers that contain authoritative data for the top of the DNS hierarchy.
Domain names can be registered for between one and 10 years. Unlike other gTLDs, the prices we charge for .com, .net and .name domain name registrations are controlled by pricing provisions in our agreements with ICANN and our prices may be increased only according to those provisions. Retail pricing for these domain name registrations is established by registrars. For .com and .name domain name registrations, we pay ICANN on a quarterly basis $0.25 for each annual domain name registration. For .net domain name registrations, we remit to ICANN a $0.75 fee per annual .net domain name registration that is collected from registrars.
Revenues for .cc domain names and our IDN gTLDs are based on prices that are not subject to the same pricing restrictions as those for .com, .net and .name. The fees received from operating the .gov gTLD are based on the terms of our agreement with the U.S. government. The fees from our performance of the technical operations for back-end registry services for other gTLDs are based on the terms of our agreements with those respective registry operators.

Operations Infrastructure

Our main operations infrastructure consists of secure data centers in Dulles, Virginia; Ashburn, Virginia; and New Castle, Delaware; as well as more than 200 other points of presence around the world. Our domain name servers refer requestors to the associated authoritative name servers for second level domains under the gTLDs and ccTLDs we operate, thus enabling DNS resolution for .com and .net domain names and for domain names in a number of other gTLDs and ccTLDs that we manage, or for which we provide back-end registry services. Our servers process hundreds of billions of transactions daily. Our operations infrastructure operates continuously, supporting the security, integrity and availability of our services, which are critical for our business and internet users. The performance and availability of our infrastructure are critical for our business. Key features of our operations infrastructure include:

•Distributed Servers:  We operate a large number of high-speed servers globally to support localized transaction volume and performance demands. In conjunction with our proprietary software, processes and procedures, this purpose-built global constellation of servers offers rapid failover, global and local load balancing, and threshold monitoring on critical servers.

•Networking:  We deploy and maintain a redundant and diverse global network, maintain high-speed, redundant connections to numerous internet service providers, and maintain network interconnection relationships globally to ensure that our critical services are readily accessible to end users.

•Security and Availability:  We incorporate architectural concepts such as protected domains, restricted nodes, and distributed access control in our system architecture. In addition, we employ firewalls and intrusion detection software, endpoint and network detection and response systems as well as proprietary security mechanisms at many points across our infrastructure. We perform continuous internal vulnerability testing and periodic controls audits, and also contract with third-party security organizations to perform periodic penetration tests and security risk assessments on our systems. We have engineered resiliency and diversity into how we host classes of products throughout our set of interconnected sites to reduce the risk of unknown vendor defects and zero-day security vulnerabilities.

•Data Integrity: We use several proprietary systemic integrity checks and validations to ensure data correctness when updating and publishing the DNS records for the gTLDs and ccTLDs we operate.

We continuously enhance our infrastructure and capabilities to meet demands to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to address projected internet attack trends.

Call Centers and Service Desk:  We provide customer support services over the phone, by email and through web-based self-help systems. Our support teams are staffed with trained technical customer support agents. Support is available for customers 24 hours a day.

Operations Support and Monitoring:  Through our network operations center, we have an extensive monitoring capability that enables us to track the status and performance of our critical systems, network and services. Our network operations center monitors our systems continuously.

Disaster Recovery Plans:  We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. We maintain data centers with mirrored services that allow failover with no data loss and no loss of function or capacity. Our critical data services (including domain name registration and global resolution) use advanced storage systems that provide data protection through techniques such as synchronous mirroring and remote replication. We periodically operate services at alternate data centers during maintenance windows to ensure the availability of our data centers for disaster recovery.
Marketing, Sales and Distribution
We seek to expand our business through focused marketing campaigns and programs that target growth in the .com and .net domain name base, both domestically and internationally. We provide tools to be used by both registrars and end users to enable them to find relevant domain names. We have marketing and sales offices in several countries around the world.
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
Competition
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration. In addition to the gTLD and ccTLD registries we operate or for which we provide back-end registry services, there are numerous other operational gTLD registries, ASCII ccTLD registries, IDN ccTLD registries, and IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage. Among our competitors operating gTLD and ccTLD registries are China Internet Network Information Center (CNNIC), DENIC, Nominet, Identity Digital, Public Interest Registry (PIR), CentralNic, Google, .xyz, GoDaddy, and Radix.
To the extent end-users navigate using search engines or social media, as opposed to direct navigation via domain names, or transact on e-commerce platforms, we face competition from search engines such as Google, Bing, Yahoo!, and Baidu, social media networks such as Facebook and WeChat, e-commerce platforms such as Amazon, eBay and Taobao, and microblogging tools such as Twitter. In addition, we face competition from these social media and e-commerce platforms if they are used by businesses and individuals to establish an online presence rather than through the use of a domain name. Furthermore, we face competition from providers of web and mobile applications that allow end-users to locate and access content.
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

Industry Regulation
The DNS is governed under a multi-stakeholder model comprising civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments, including the U.S. government, academia, non-governmental organizations, and international organizations. ICANN plays a central coordination role in this bottom-up multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. ICANN’s multi-stakeholder policy development processes have created, and will continue to create, policies, programs, and standards that directly or indirectly impact our business. Certain policies can be adopted as Consensus or Temporary Policies, which we are obligated to follow under our agreements with ICANN. For example, in response to the General Data Protection Regulation, ICANN issued a Temporary Policy modifying public access to information from Whois services.
We are also subject to country-level laws and regulations in the United States and in international locations. In China, we are required to maintain licenses for .com, .net, and .cc under regulations issued by the Ministry of Industry and Information Technology. The applications to renew the licenses for .com and .net are currently under review by the Ministry of Industry and Information Technology. Additionally, in many jurisdictions in which we operate, including California, the European Union, the United Kingdom, China and elsewhere, strict new data security and data privacy regulations have been, or are being, adopted. Because we do not possess extensive personal registrant information, we have not yet experienced significant impacts from these regulations. However, compliance costs and other business impacts could become significant if we begin to receive personal registrant information in our .com and .net gTLDs, as regulatory enforcement increases, as courts interpret these regulations, and as new laws and regulations are adopted. Other regulations, or changes to regulations, may also significantly impact our business operations, including changes to the Digital Services Act or Network and Information Security Directive, in the European Union, or the Communications Decency Act, in the United States, or the Personal Information Protection Law, in China.
.com Generic Top-Level Domain
Our operation of the .com gTLD is subject to the terms of a registry agreement with ICANN (as amended, the “.com Registry Agreement”). The current term of the .com Registry Agreement is six years and must be renewed or extended by November 30, 2024. Although the .com Registry Agreement contains a “presumptive” right of renewal, ICANN could terminate or refuse to renew the Registry Agreement in certain prescribed circumstances. See “Risk Factors - Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.” in Part I, Item 1A of this Form 10-K for further information.
Other significant terms within the .com Registry Agreement include performance specifications and service level agreements, including by example, for the availability of our DNS resolution services, our Shared Registration System, and our Whois services. The .com Registry Agreement contains marketing limitations, including limitations on our ability to bundle products and the manner in which we provide marketing support to ICANN-accredited registrars. We are also required under the .com Registry Agreement to provide ICANN-accredited registrars with nondiscriminatory access to our systems to register or take other actions related to domain names. In order to introduce new Registry Services or make material changes to existing Registry Services, we must follow prescribed procedures which permit ICANN to review and approve such services.
Amendment 3 to the .com Registry Agreement permits an increase to the Maximum Price (as defined in the .com Registry Agreement) of .com domain name registrations by up to 7% over the previous year in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. Amendment 3 also clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com gTLD and also clarified that our ability to increase prices by 7% over the previous year due to new ICANN Consensus Policies or documented extraordinary expense may occur only in years where we do not otherwise take the price increases described above.
Our operation of the .com gTLD is also subject to the terms of a Cooperative Agreement with the DOC. The Cooperative Agreement has undergone various amendments with the most recent, Amendment 35, on October 26, 2018. Amendment 35 extended the term of the Cooperative Agreement until November 30, 2024, which will automatically renew on the same terms for successive six-year terms unless the DOC provides written notice of non-renewal 120 days prior to the end of the then-current term.
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
Finally, Amendment 35 clarified that the restrictions in the .com Registry Agreement relating to vertical integration apply solely to the .com gTLD. As to the .com gTLD, we are not permitted to acquire, directly or indirectly, control of, or a greater than 15% ownership interest in, any ICANN-accredited registrar that sells .com domain names. In addition, under Amendment 35, we have agreed to continue to operate the .com gTLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS.
.net Generic Top-Level Domain
Our operation of the .net gTLD is subject to the terms of a registry agreement with ICANN (as amended, the “.net Registry Agreement”). The current term of this agreement is six years and must be renewed or extended by July 1, 2023. The terms of the .net Registry Agreement are substantially similar to the terms of the .com Registry Agreement, except as to ICANN fees as described earlier and that the annual price for new and renewal .net domain name registrations may be increased by 10% each year. Our operation of the .net gTLD is not subject to the terms of the Cooperative Agreement.
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
Human Capital Management
Our employees are mission driven and values focused. Their dedication to these principles forms the backbone that enables Verisign to provide secure, stable, and resilient global connectivity. We recognize the importance of talent and culture in driving an environment that fosters high performance, inclusion, and integrity in all aspects of our work.
We are committed to attracting, developing, and retaining the best talent, and we routinely monitor and present our progress in these areas to executive management and the Compensation Committee of our Board of Directors. As of December 31, 2022, we had 917 employees, of which 914 were full-time. 853 employees (representing approximately 93% of our total workforce) were based in the U.S., and 64 employees (representing approximately 7% of our total workforce) were based outside the U.S. As of December 31, 2022, approximately 28% of our global workforce was female, and approximately 43% of our U.S. employees were ethnically and racially diverse. No U.S.-based employees are represented under collective bargaining agreements. Based on periodic monitoring, we believe that our employee turnover is relatively low compared to competitive benchmarks and historical trends. We attribute our strong retention rates to our passion and focus on the Company’s mission and values, continual development of talent, and the delivery of competitive and equitable reward programs. We regularly review our workforce policies, procedures, and training programs, as well as our overall workforce demographics, in an effort to create a work environment that is diverse, equitable, inclusive, and free from discrimination.
Employee Engagement: In order to deliver on our mission, it is essential to have an engaged workforce that exhibits our values, which include: being stewards of the internet, being passionate about technology, respecting others, exhibiting integrity, taking responsibility, and holding ourselves to a higher standard. These principles are integrated into our operating model and are foundational to our ability to attract, retain, and develop top talent. This commitment serves to create engagement and drives a collaborative and inclusive environment where our employees can thrive. To monitor engagement levels and well-being we routinely conduct employee surveys. In our most recent survey in October of 2022, approximately 85% of our employee population participated. The survey results indicated that our employees remain highly engaged and connected with our mission and values. Another engagement indicator is that the average tenure of our employees is approximately 9 years.
Diversity, Equity and Inclusion (DEI): We are a diverse organization, and we believe that drives stronger performance, better decision making, and an inclusive culture where differences are valued. We continue to focus on the hiring, retention, and advancement of women and underrepresented populations. In 2022, we continued to build on our strong foundation through roundtable discussions to support open dialogue, training sessions for all employees on the importance of a diverse and inclusive workplace, and growing our employee resource group representation. Verisign continues to partner with organizations that are dedicated to resisting and reversing historical injustice. Our progress is evident through our October 2022 employee survey results where participants indicated that they understand how to support an inclusive work environment and that Verisign demonstrates a visible commitment to diversity.
Compensation, Pay Equity, and Employee Benefits: To align with our philosophy of providing compelling total rewards, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We benchmark and regularly review our compensation and benefits against the market to confirm they remain competitive. We offer a broad and comprehensive set of benefits to meet the diverse needs of our workforce. In addition, we regularly perform analyses on base pay, annual incentives, and long-term incentives to help calibrate compensation and ensure pay equity.
Talent Development and Acquisition: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a regular basis. Our management training is designed to increase capability in the areas of communication, engagement, coaching, conflict management, and business skills, while fostering an ethical, supportive work environment free from bias and harassment. We sponsor skill development for all employees through our online learning and development platform. In addition, we host a series of instructor-led and on-demand learning sessions designed to build our team’s skills and knowledge required for the future. Our managers regularly hold conversations with employees about career management, coaching, and other development opportunities to help encourage and drive the growth of our talent. We are focused on the competitive labor market, and we are working diligently to attract the best talent from a diverse range of sources. We continue to broaden our sourcing strategies, refresh our employment branding, and develop targeted recruitment strategies for specialized skill sets and underrepresented populations. In 2022, these strategies enabled us to hire a significant number of female and racially or ethnically diverse employees.
Hybrid Work Posture: After shifting to remote work during the COVID 19 pandemic, we are now transitioning to a hybrid work posture. Over the latter half of 2022, we piloted our new hybrid work posture with a focus on how work gets done versus where it gets done. Leaders met with their teams to develop team agreements that summarized the operating norms and protocols their teams need to use in this new hybrid environment. The team agreements created the foundation for employees to create work schedules that align with corporate and individual needs as well as provide employees the flexibility to manage work-life balance. Our managers received training on managing in a hybrid environment. The training focused on leading with inclusive practices, effective communication, empathy, and accountability. Our offices remain a place for collaboration, networking, and strategic discussion. We continue to provide our employees with the equipment and resources that they require to accomplish their work regardless of location.
The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2022	2021	2020
Employee headcount by function:
Cost of revenues	242	235	235
Research and development	255	250	260
Selling, general and administrative	420	419	414
Total	917	904	909
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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 17, 2023:

Name	Age	Position
D. James Bidzos	67	Executive Chairman and Chief Executive Officer
Todd B. Strubbe	59	President and Chief Operating Officer
George E. Kilguss, III	62	Executive Vice President, Chief Financial Officer
Danny R. McPherson	48	Executive Vice President, Engineering, Operations and Chief Security Officer
Thomas C. Indelicarto	59	Executive Vice President, General Counsel and Secretary
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
Danny R. McPherson, has served as Executive Vice President, Engineering, Operations, and Chief Security Officer since April 2022. From May 2010 to April 2022, he served in various roles of increasing responsibility, including as Chief Security Officer. Prior to joining the Company, Mr. McPherson was Chief Security Officer with Arbor Networks, a cybersecurity solutions company, and prior to that held technical leadership positions in architecture, engineering and operations with Amber Networks, a network technology company, Qwest Communications, Inc., a telecommunications company, Genuity, Inc., a technology company, MCI Communications, Inc., a telecommunications company, and the U.S. Army Signal Corps.
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
As an operator of critical internet infrastructure, we experience a high rate of cyber-attacks and attempted security breaches targeting our systems and services, including the most sophisticated forms of attacks, such as advanced persistent threat attacks, exploitation of zero-day vulnerabilities, ransomware attacks, and social engineering attacks. The forms of these attacks are constantly evolving and may involve methods, tools, and strategies that may not have been previously identified and may not have been observed until the moment of launch, or until sometime after, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, our systems and services are subject to insider threat risks, including physical or electronic break-ins, sabotage, and risks from suppliers, such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other vendors, or from current or former contractors or employees. These threats and any resulting security breaches can arise from intentional or unintentional actions. Our continued exposure to these threats and the potential that they could lead to material liability claims against us requires us to expend significant financial and other resources. We have developed policies, standards, and procedures to identify, protect, detect, respond, and recover from threats posed by cybersecurity risks, and failure to comply with these policies, standards, and procedures by our employees or suppliers could limit our ability to effectively manage threats from these cybersecurity risks. In addition, we must ensure that our employees stay focused on cybersecurity threats especially in our hybrid work environment, or our ability to effectively manage cybersecurity risks could be impacted. Our failure to effectively manage these security risks, including insider threats, could result in material harm to our business, including loss of or delay in revenues, failure to meet service level agreements, material liability claims, failure to maintain market acceptance, injury to our reputation, and increased costs, and could call into question our ability to preserve the security and stability of the internet.
Security vulnerabilities in our systems and our vendors’ systems, including vulnerabilities in third party software and hardware, pose a material risk to our operations. We use externally-developed technology, systems, and services, including both hardware and software, for a variety of purposes, including compute, storage, encryption and authentication, back-office support, and other functions. We have developed policies, standards, and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where our data is stored or processed. However, such measures cannot provide absolute security. While we strive to remediate known vulnerabilities on a timely basis, such vulnerabilities could be exploited before our remediation is effective and if so, could cause systems and service interruptions, data loss and other damages. Our failure to identify, remediate and mitigate security vulnerabilities, including any potential failure to timely replace and upgrade hardware, software, or other technology assets, could result in material harm to our business, including loss of or delay in revenues, failure to meet service level agreements, material liability claims, failure to maintain market acceptance, injury to our reputation, increased costs, and call into question our ability to preserve the security and stability of the internet.
In addition, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent industry experience has demonstrated that DDoS attacks continue to grow in size and sophistication and have the ability to widely disrupt internet services. While we have adopted mitigation techniques, procedures, and strategies to defend against DDoS attacks, and have successfully mitigated DDoS attacks to date, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level agreements, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that can be substantially larger than our normal transaction volume. We are employing new technologies and new and different services and capabilities to help mitigate DDoS attacks. If these new technologies, services and capabilities are not effective, our infrastructure could be disrupted, our response times could increase, our ability to meet our service level agreements could be negatively impacted, and our ability to provide reliable service to our customers and the broader internet community could be impeded.
In addition, we are subject to social engineering attacks including phishing, spear phishing, whaling, vishing, smishing, and domain spoofing, which are designed to entice people to divulge sensitive information or take actions that, if successful, could pose a material risk to our operations. The number of such attacks is increasing. Social engineering attacks have occurred in concert with ransomware attacks. While we deploy advanced tools and conduct continuous security awareness training to address social engineering attacks, such measures cannot provide absolute security. Similarly, although we implement redundant architecture and multiple recovery solutions, and conduct periodic exercises to mitigate the threat of ransomware, we still may be subject to successful ransomware attacks. Our failure to prevent such attacks, including any successful social engineering attack, could result in our inability to meet our service legal agreements and could otherwise materially harm our business, including from legal claims, governmental investigations and scrutiny, injury to our reputation, and increased costs.
We do not maintain specific reserves for security breaches, cyber-attacks and DDoS attacks against our systems and the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to such attacks.
We may introduce undetected or unknown defects into our systems or services, which could materially harm our business and harm our vendors or our customers.
Despite testing, services as complex as those we offer or develop could contain undetected defects or errors, which could result in service outages or disruptions, compromised customer data, including DNS data, diversion of development resources, injury to our reputation, legal claims, increased insurance costs or increased service costs. Performance of our services, whether or not defective, could have unforeseen or unknown adverse effects on the networks over which they are delivered, on internet users and consumers, and on third-party applications and services that use our services, any of which could result in legal claims against us. While we strive to prevent, detect and remediate defects or errors, they can and do occur and they could result in our inability to meet customer expectations in a timely manner, failure to meet our service level agreements, injury to our reputation, and increased costs.
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
To address internet routing system vulnerabilities, many internet service providers have adopted and apply internet reachability policies based on a system known as the Resource Public Key Infrastructure (“RPKI”) operated by the regional internet registries (“RIRs”). The RIRs allocate internet number resources, such as internet protocol addresses, to enterprises and network operators. We have limited visibility into the maturity of and investment in the RIRs’ operational and security controls, which are outside of our control. When the availability, integrity, or confidentiality of any of the information in the RPKI system, or systems used to maintain and administer RPKI data and systems, are impacted or otherwise compromised in any of the RIRs, or any network operator that is a relying party of the RPKI system, or the operations or ingestion of data from the RPKI system are otherwise impacted by a known or unknown vulnerability, our services may be negatively impacted. Such impacts may include degraded or full loss of reachability of service addresses in the global internet routing system, resulting in degradation or complete loss of availability of our registration and resolution services. A compromise of the RPKI system and related services, or unintentional or unauthorized manipulation of data therein, may also result in other denial of service attack conditions for our infrastructure and services. The systemic dependencies introduced by RPKI and the relying parties of the RPKI system, including network service providers, are outside of our control, and systems that depend upon the RPKI may be only as secure as the weakest elements of the RPKI system. Contracting with RIRs for the provision of and access to RPKI services carries material operational risks, as described above, as well as material contractual risks, which may expose us to service disruptions and material liability.

We could encounter system interruptions or systems failures resulting from activities beyond our direct control that could materially harm our business.
We depend on the uninterrupted operation of our various systems, secure data centers, and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, damage or interruption caused by fire, earthquake, and other natural disasters, intentional acts of vandalism, terrorist attacks, unintentional mistakes, or errors. Our systems and operations also face risks inherent in, or arising from, the terms and conditions of our agreements with service providers to operate our networks and data centers. We are also subject to the risk of state suppression of internet operations. Any of these problems or outages could create potential liability and exposure, including from a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business, or resulting in adverse publicity and damage to our reputation or call into question our ability to preserve the security and stability of the internet.
Our data centers, our data center systems, including the Shared Registration Systems located at our data centers, and our resolution systems are vulnerable to damage or interruption, which could impede our ability to provide our services, expose us to material liability, and materially harm our reputation.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, data centers we own or lease and operate. In 2019, we expanded some of our data center services to a leased data center facility. These data centers are vulnerable to damage or interruption, including from natural disasters, such as fires, earthquakes, hurricanes, and floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also updating our network architecture in several of our new and existing data centers. If our data center facilities or the updated network architecture do not operate as expected, including the ability to quickly switch over between sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our resolution systems, which could result in breaches of our service level agreements pertaining to our resolution services and impact the resolution of domain names on the internet. Although we carry insurance, we do not carry insurance or designated financial reserves for such interruptions.
In addition, our services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have encountered periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages or may choose to discontinue their service. If the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent, incorrect, or invalid data regarding DNS responses through their networks, our business could be harmed.
A failure in the operation or update of the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers, the TLD zone files that we operate, or other network functions, could result in, among other problems, (1) a DNS resolution or other service outage or degradation, (2) the deletion of one or more gTLDs or ccTLDs from the internet, (3) the deletion of one or more second-level domain names from the internet, or (4) a misdirection of one or more domain names to different servers. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. Any of these problems or outages could create potential material liability and exposure from litigation and investigations, could result in a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business. These problems could also result in adverse publicity, decrease the public’s trust in the security of e-commerce, or call into question our ability to preserve the security and stability of the internet.
We retain certain customer and employee information in our data centers and various domain name registration systems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may jeopardize the security of information we retain or that is retained in the computer systems and networks of our customers. In such an event, we could face material liability and exposure from litigation and investigations, fail to meet service level agreements, or be at risk for loss of various security and standards-based compliance certifications needed for operation of our businesses, and customers could be reluctant to use our services, any of which could also adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance.

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
Standard renewals of the .com Registry Agreement do not require further DOC approval, although the prior written approval of the DOC is required for the removal of, or any changes to the pricing section (other than as approved in Amendment 35 to the Cooperative Agreement), and for changes to certain other specified terms whether such removal or changes are made at a renewal or otherwise. We can provide no assurances that DOC approval would be provided upon our request for any of these changes.
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
Under the terms of the .com Registry Agreement, we may increase the annual fee of each .com domain name registration or renewal by up to 7% over the previous year in each of the final four years of each six-year period. We can provide no assurance that we will exercise such right to increase the annual fee. In addition to this contractual right, we are entitled to increase the annual fee of each .com domain name registration or renewal by up to 7% due to the imposition of any new specifications or policies adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”) or documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS (an “Extraordinary Expense”). In addition, our ability to increase the price for .com domain name registrations and renewals due to a Consensus Policy or Extraordinary Expense may occur only in years in which we do not increase the price for .com domain name registrations and renewals as described above. It is uncertain whether circumstances would arise that would permit us to take a price increase due to a Consensus Policy or Extraordinary Expense, or if they do, whether we would seek to increase the price for .com domain name registrations for this reason. A failure to seek and obtain a price increase due to a Consensus Policy or Extraordinary Expense, when available, could negatively affect our operating results. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions on the .com gTLD if we demonstrate to the DOC that market conditions no longer warrant these restrictions. However, we can provide no assurances whether we will seek the removal of these restrictions, or whether the DOC would approve the removal of these restrictions.

Our .com Registry Agreement, including its pricing provisions, has faced, and could face in the future, challenges, including possible legal challenges, or challenges under ICANN’s accountability mechanisms, from ICANN, registrars, registrants, and others, and any adverse outcome from these challenges could have a material adverse effect on our business.
Government regulation and the application of new and existing laws in the U.S. and internationally may slow business growth, increase our costs of doing business, create potential material liability and could have a material adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or internationally to the internet or the domain name industry have imposed and may in the future impose new costs and new restrictions on our business. Laws and regulations, including those designed to restrict who can register and who can distribute domain names or to require registrants to provide additional documentation to register domain names, have, and may in the future, impose significant additional costs on our business and subject us to additional liabilities or could prevent us from operating in certain jurisdictions. For example, the government of China has indicated that it will issue, and has issued, new regulations, and has begun to enforce existing regulations, that impose additional costs on, and risks to, our provision of registry services in China and could impact the demand for domain name registrations in China. Registries, including us, and China-based registrars are also required by some of these regulations to obtain a government-issued license for each gTLD or ccTLD operating in China. Any failure to obtain or renew the required licenses, or to comply with any license requirements or any updates thereto, by us or our China-based registrars could impact our current and future business in China.
We are also subject to changing laws and regulations that impact whether, how, and under what circumstances we may transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, following the invalidation of the U.S.-EU Safe Harbor by the European Court of Justice (“EUCJ”) in 2015, the European Union and United States agreed to an alternative framework for data transferred from the European Union to the United States, called Privacy Shield. In 2018, Privacy Shield was also invalidated by the EUCJ. In 2022, the United States and European Union announced a new, but undefined data transfer framework, which once finalized, also could be subject to further legal challenges.
New laws, regulations, directives or ICANN polices that require us to obtain and maintain personal information of registrants of domain names in the .com and .net gTLDs could impose material compliance costs and could create new, material legal and others risks to our business.
If we are required to, or choose to, obtain and maintain personal information of registrants of domain names in the .com and .net gTLDs we could be required to incur significant compliance and legal costs as a result of GDPR and other similar regulations. For example, we could incur material costs to protect such information from unauthorized disclosure and, under GDPR, to ensure authorized disclosures are permitted. Failure to properly protect such information, or failure to comply with GDPR, could expose the Company to material costs and penalties. In addition, new obligations to obtain and maintain personal information of registrants in the .com and .net gTLDs could conflict with certain laws and regulations that may require such personal information be maintained solely within the jurisdiction of the data subject. In addition, any such new obligations could increase the cost and risks associated with complying with regulations that require verification of registrant personal information, including for purposes of complying with the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”).
Such laws, regulations, directives or ICANN policies, could give rise to significant claims, inquiries, investigations or other actions against us, which could result in significant costs, damages, fines or penalties and could delay the development of new products, change our current business practices, result in negative publicity, require significant management time and attention, all or any of which could materially harm our business.
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
•political and economic tensions between governments and changes in international trade policies and/or the economic and trade sanctions programs administered by OFAC of the U.S. Department of the Treasury;
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
The Organization for Economic Cooperation and Development (“OECD”) continues to issue guidance that will provide a long-term, multilateral proposal on the taxation of the digital economy. Similarly, some international tax jurisdictions, independent of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such legislative proposals being adopted in the U.S. or throughout the world, any or all of these changes in tax laws could increase our taxes and adversely impact our financial condition and cash flow.
Our business faces risks arising from ICANN’s consensus and temporary policies, technical standards and other processes.
Our Registry Agreements with ICANN require us to implement Consensus Policies and changes mandated by ICANN through temporary specifications or policies (“Temporary Policies”). ICANN could adopt Consensus Policies or Temporary Policies that (1) are unfavorable to us as the registry operator of .com, .net and other gTLDs we operate, (2) are inconsistent with our current or future plans, (3) impose substantial costs on our business, (4) subject the Company to additional legal risks, or (5) affect our competitive position. These Consensus Policies or Temporary Policies could have a material adverse effect on our business.
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
We are, and may in the future become, involved in claims, lawsuits, audits, and investigations, including intellectual property litigation and infringement claims. Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, proceedings that we initially view as immaterial could prove to be material. Adverse outcomes in lawsuits, audits and investigations, could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, and may have a material adverse effect on our financial condition, results of operations and cash flows. For example, we are engaged in activities to help mitigate security threats and other forms of DNS abuse in the gTLDs and ccTLDs we operate and we are involved in community efforts that could increase and expand such activities including potential new contractual obligations. Such activities include, for example, receiving reports of suspected threats and abuse from appropriate “trusted notifiers” (typically involving national and international law enforcement) and notifying registrars or others of domain names associated with suspected malicious or illegal activity. Our activities may also include disabling one or more domain names in the gTLDs or ccTLDs we operate including in response to governmental directives and orders in those jurisdictions in which we operate. Activities such as these have resulted in, and could in the future result in, significant litigation and could harm our reputation. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
Strategic, Business and Operating Risk Factors
Deterioration of economic conditions could materially harm our business.
Our business is, and could continue to be, adversely affected by the deterioration in national or global economic conditions, including high inflation rates, increasing interest rates, disruption in the supply chain, and currency fluctuations, resulting from the continuing economic effects of the COVID-19 pandemic, war and civil unrest, and other political and economic developments. The severity and duration of a these economic conditions, as well as the timing, strength, and sustainability of any recovery, are unknown and are not within the Company’s control.
The business environment is highly competitive and, if we do not compete effectively, we may suffer material adverse impact to our business, including lower demand for our products, reduced gross margins, and loss of market share.
We face competition from services that provide an online identity or presence, including other gTLDs and ccTLDs. In order to remain competitive, we must continually demonstrate the security, stability, and resiliency of our services and must adopt and support new technologies to adapt our services to changing technologies, market conditions, and our customers’ and internet users’ preferences and practices. Also to remain competitive, we have undertaken important initiatives such as our efforts to acquire the .web gTLD, and we may in the future undertake other important initiatives. Any of these initiatives require significant resources, can subject us to regulatory scrutiny and/or negative publicity, and divert management attention from our existing business. Such undertakings, including our efforts to acquire the .web gTLD, may be unsuccessful and costly. In addition, competing technologies developed by others or the emergence of new industry standards may adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. Finally, consolidation within our industry has occurred and is likely to continue to occur. Our ability to participate and benefit from such consolidations may be limited and consolidation within our industry among our competitors could harm our competitive position and adversely impact our business.
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
The evolution of technologies or internet practices and behaviors, the adoption of substitute technologies, or wholesale price increases of domain names in the gTLDs we operate may materially and negatively impact the demand for the domain names for which we are the registry operator.
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
Technology changes to web browser or internet search technologies could reduce demand for domain names. Similarly, if internet users’ preferences or practices shift away from recognizing and relying on web addresses or if internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content, demand for domain names in the gTLDs we operate could be negatively impacted. Demand for domain names in the gTLDs we operate could be negatively impacted by new technologies that significantly decrease the use of traditional domain names to present and protect an online identity. New technologies that encourage internet users to expand the use of third-level domains or alternate identifiers, such as identifiers from social networking, e-commerce platforms and microblogging sites, could also negatively impact the demand for domain names in the gTLDs we operate. In addition, the demand for domain names in the gTLDs we operate could be impacted by alternative namespaces with domain-name-like identifiers that are operated outside the single authoritative DNS root zone, including blockchain namespaces. To the extent that web browsers, applications, DNS registrars and DNS resolvers recognize and support such namespaces, and that internet users are able to perform online operations with identifiers from such namespaces, demand for domain names in gTLDs and ccTLDs in the single authoritative DNS root zone, including the gTLDs we operate, could be negatively impacted.
Some registrars and registrants purchase and resell domain names at an increased price in a secondary market. Adverse changes in the resale value of domain names, changes in the business models for such domain name registrars and registrants, or other factors, including regulations limiting the resale of domain names, could result in a decrease in the demand and/or renewal rates for domain names in the gTLDs we operate.
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
We seek to serve new, developing, and emerging economies in international locations to grow our business. These economies are rapidly evolving and may not grow or even if they do grow, our services may not be widely used or accepted there. Accordingly, the demand for our services in these locations is uncertain. Factors that may affect acceptance or adoption of our services in these locations include:
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
•public perception of the security of our products and services;
•the use of mobile applications as the primary engagement mechanism for navigating the internet; and
•government regulations affecting the internet, internet access and availability, domain name registrations or the provision of registry services, data security, privacy, or data localization, e-commerce or telecommunications.
If our services are not widely accepted or adopted in these locations, our business may not grow.
Our business depends on registrars and their resellers maintaining their focus on marketing our products and services.
All of the domain name registrations and renewals for the registries we operate occur through registrars. Registrars and their resellers engage in substantial marketing efforts to increase the demand and/or renewal rates for domain names as well as their own associated offerings. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers, including vertical integration by registrar or reseller industry participants, could result in significant changes to their businesses, operating models, and cost structures. These changes could include reduced marketing efforts for the gTLDs we operate or other operational changes that could adversely impact the demand and/or the renewal rates for the domain names for which we are the registry operator.
With the introduction of new gTLDs, many of our registrars and resellers have chosen to, and may continue to choose to, focus their short- or long-term marketing efforts on these new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. Our registrars and resellers sell domain name registrations of other competing registries, including new gTLDs, and some also sell and support their own services for websites such as email, website hosting, and other services. Our registrars and resellers may be more motivated to sell to registrants to whom they can also market their own services. To the extent that registrars and resellers focus more on selling and supporting their services and less on the registration and renewal of domain names in the gTLDs we operate, our revenues could be adversely impacted. Our ability to successfully market our services to, and build and maintain strong relationships with, new and existing registrars or resellers is a factor upon which successful operation of our business is dependent. If we are unable to keep a significant portion of their marketing efforts focused on selling registrations of domain names in the gTLDs we operate, as opposed to other competing gTLDs, including the new gTLDs, or their own services, our business could be harmed.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2022, we owned each of our significant properties, which include our corporate headquarters facility in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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
The IRP panel issued its final decision on May 20, 2021. Consistent with Verisign’s position, the IRP panel dismissed Afilias’ claims for relief seeking to invalidate the .web auction and to award the .web gTLD to Afilias, concluding that such issues were beyond the IRP panel’s jurisdiction. Furthermore, as expected, the IRP panel’s ruling recommended that ICANN’s Board of Directors consider the objections made regarding the .web auction and then make a decision on the delegation of .web. With respect to ICANN, the final decision said that certain actions and/or inaction by ICANN in response to Afilias’ objections did violate aspects of ICANN's bylaws related to transparency and fairness.
On June 19, 2021, Afilias filed an application to the IRP panel requesting that it interpret certain terms of, and make certain amendments to, the final decision. The IRP panel denied that application in its entirety on December 21, 2021 finding that it was “frivolous” and sanctioning Afilias by directing it to pay ICANN’s attorney fees. On January 16, 2022, ICANN’s Board directed its Board Accountability Mechanisms Committee (“BAMC”) to review the IRP panel’s final decision and to provide the Board with its findings to consider and recommendations to act upon regarding the award and delegation of .web. On May 19, 2022, the BAMC requested that the parties submit detailed summaries of their claims along with supporting materials. All parties submitted the requested materials by August 29, 2022. It is expected that after the BAMC makes its findings and recommendations, the ICANN Board will determine the final disposition of .web.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 10, 2023, there were 323 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2022	429	$178.98	429	$993.8	million
November 1 – 30, 2022	339	$191.75	339	$928.8	million
December 1 – 31, 2022	350	$200.08	350	$858.8	million
	1,118		1,118

(1)Effective February 10, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $705.4 million, in addition to the $294.6 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program.
(2)Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million, in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2017, and calculates the return annually through December 31, 2022. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2017 - 2022
$300
$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
VeriSign, Inc.
S&P 500 Index
S&P 500 Information Technology Index

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
VeriSign, Inc.	$100	$130	$168	$189	$222	$180
S&P 500 Index	$100	$96	$126	$149	$191	$157
S&P 500 Information Technology Index	$100	$100	$150	$216	$290	$208

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, statements regarding our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2023. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of December 31, 2022, we had approximately 173.8 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2022 Business Highlights and Trends
•We recorded revenues of $1,424.9 million in 2022, which represents an increase of 7% compared to 2021.
•We recorded operating income of $943.1 million during 2022, which represents an increase of 9% as compared to 2021.
•We finished 2022 with 173.8 million .com and .net registrations in the domain name base, which represents a 0.2% increase from December 31, 2021.
•During 2022, we processed 39.9 million new domain name registrations for .com and .net compared to 44.6 million in 2021.
•The final .com and .net renewal rate for the third quarter of 2022 was 73.7% compared to 75.0% for the same quarter of 2021. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We repurchased 5.5 million shares of our common stock for an aggregate cost of $1.03 billion in 2022. As of December 31, 2022, there was $858.8 million remaining for future share repurchases under the share repurchase program.
•We generated cash flows from operating activities of $831.1 million in 2022, which represents an increase of 3% as compared to 2021.

•On February 9, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.97 to $9.59, effective September 1, 2023.
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
 Income taxes
We operate in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining our worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. We have recognized $234.6 million of deferred tax assets, net as of December 31, 2022. Our income tax expense was $206.4 million for the year ended December 31, 2022.
The final taxes payable are also dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. We only recognize or continue to recognize tax positions and tax benefit amounts that are more likely than not to be sustained upon examination. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimate of unrecognized tax benefits. See Note 10, “Income Taxes” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the $165.5 million deferred tax asset and corresponding income tax benefit recognized in the fourth quarter of 2021.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	14.1	14.5	14.2
Research and development	6.0	6.1	5.9
Selling, general and administrative	13.7	14.1	14.7
Total costs and expenses	33.8	34.7	34.8
Operating income	66.2	65.3	65.2
Interest expense	(5.3)	(6.3)	(7.1)
Non-operating income (loss), net	0.9	(0.1)	1.2
Income before income taxes	61.8	58.9	59.3
Income tax (expense) benefit	(14.5)	0.2	5.1
Net income	47.3%	59.1%	64.4%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries and technical systems for several other gTLDs and ccTLDs, all of which are not significant in relation to our consolidated revenues. For domain names registered in the .com and .net registries we receive a fee from registrars per annual registration that is determined pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars, who are our direct customers, in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We also offer promotional incentive-based discount programs to registrars based upon market conditions and the business environment in which the registrars operate.
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $7.85 to $8.39 effective September 1, 2021, and from $8.39 to $8.97 effective September 1, 2022. On February 9, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.97 to $9.59, effective September 1, 2023. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. On July 28, 2022, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92, effective February 1, 2023. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
	(Dollars in millions)
Revenues	$1,424.9	7%	$1,327.6	5%	$1,265.1
The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2022	% Change	2021	% Change	2020
.com and .net domain name registrations in the domain name base	173.8 million	—%	173.4 million	5%	165.2 million
Revenues increased by $97.3 million in 2022 compared to 2021, primarily due to an increase in revenues from the operation of the registry for the .com gTLD driven by the price increases that became effective September 1, 2022 and 2021, and to a lesser extent, an increase in the domain name base for .com. As discussed in prior periods, we believe that the effects of the COVID-19 pandemic initially led to an increase in the demand for domain names, particularly as businesses and entrepreneurs sought to establish or expand their presence online in the beginning of the pandemic. This increased demand appears to have subsided in 2022. Additionally, revenues from the operation of the .tv registry increased by $6.6 million in 2022 primarily due to the recognition of the remaining deferred revenue as the operation of the .tv registry was transitioned to a new operator in November 2022 and upon completion of the transition, we had no remaining performance obligations to our customers.
Demand for domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic uncertainty, has limited the demand for domain names and may continue to do so in the future.

Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan and Singapore. The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
	(Dollars in millions)
U.S	$937.6	10%	$851.3	6%	$804.7
EMEA	226.0	(2)%	231.7	8%	214.2
China	106.0	4%	101.7	(11)%	113.7
Other	155.3	9%	142.9	8%	132.5
Total revenues	$1,424.9	7%	$1,327.6	5%	$1,265.1

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues in the U.S. benefited from several such changes during 2022, while revenues in EMEA were negatively impacted. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. During 2022, revenues increased in all regions except EMEA, which declined due to the factors described above.
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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
	(Dollars in millions)
Cost of revenues	$200.7	5%	$191.9	7%	$180.2

Cost of revenues increased by $8.8 million in 2022 compared to 2021 primarily due to a increases in compensation and benefits expenses, telecommunications expenses, allocated overhead expenses and several other individually insignificant factors. Compensation and benefits expenses increased by $2.3 million as a result of an increase in expenses related to employee salaries. Telecommunications expenses increased by $1.9 million due to an increase in network costs supporting our operations. Allocated overhead expenses increased by $1.9 million primarily due to an increase in total allocable expenses.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
	(Dollars in millions)
Research and development	$85.7	6%	$80.5	8%	$74.7

Research and development expenses increased by $5.2 million in 2022 compared to 2021 primarily due to a decrease in capitalized labor, an increase in allocated overhead expenses and a combination of several other individually insignificant factors. Capitalized labor decreased by $1.5 million due to a shift in work from capital projects to certain non-capital projects and maintenance of existing software products. Allocated overhead expenses increased by $1.3 million primarily due to an increase in total allocable expenses.
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
A comparison of selling, general and administrative expenses is presented below:

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
	(Dollars in millions)
Selling, general and administrative	$195.4	4%	$188.4	1%	$186.0

Selling, general and administrative expenses increased by $7.0 million in 2022 compared to 2021 primarily due to increases in stock-based compensation expenses, equipment and software expenses, compensation and benefits expenses, and several other individually insignificant factors, partially offset by an increase in overhead expenses allocated to other cost types. Stock-based compensation expenses increased by $3.3 million due to higher projected achievement levels on certain performance-based RSU grants and increases in the total value of RSUs granted in 2022. Equipment and software expenses increased by $3.1 million due to expenses related to network security and other software services. Compensation and benefits expenses increased by $1.4 million due to increased employee salaries expenses and insurances related benefits expenses. Overhead expenses allocated to other cost types increased by $3.1 million due to an increase in the total allocable expenses.
Interest expense
Interest expense decreased by $8.0 million in 2022 compared to 2021 primarily due to the lower interest rate on our 2031 Notes compared to the 2023 Notes which were redeemed in June 2021.
Non-operating income (loss), net
See Note 9, “Non-operating Income (Loss), Net” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Income tax expense (benefit)

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income tax expense (benefit)	206.4	$(2.6)	$(64.7)
Effective tax rate	23%	—%	(9)%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate.
During 2021, we completed a transfer of intellectual property between certain non-U.S. subsidiaries. This intellectual property did not have any book value, however the transfer created an amortizable tax basis that resulted in the recognition of a $165.5 million deferred tax asset and a corresponding income tax benefit.
As of December 31, 2022, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $236.2 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to certain state and foreign net operating loss and foreign tax credit carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	As of December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$373.6	$223.5
Marketable securities	606.8	982.3
Total	$980.4	$1,205.8
The marketable securities consist primarily of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of December 31, 2022, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
In 2022, we repurchased 5.5 million shares of our common stock at an average stock price of $187.07 for an aggregate cost of $1.03 billion under our share repurchase program. In 2021, we repurchased 3.3 million shares of our common stock at an average stock price of $215.16 for an aggregate cost of $700.0 million. Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million, in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. As of December 31, 2022, there was approximately $858.8 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of December 31, 2022, we had $750.0 million principal amount outstanding of the 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of the 4.75% senior unsecured notes due 2027, $500.0 million principal amount outstanding of the 5.25% senior unsecured notes due 2025. As of December 31, 2022, there were no borrowings outstanding under our $200.0 million unsecured revolving credit facility that will expire in 2024.
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
In summary, our cash flows for 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net cash provided by operating activities	$831.1	$807.2	$730.2
Net cash provided by (used in) investing activities	355.7	(269.2)	(72.3)
Net cash used in financing activities	(1,035.8)	(719.1)	(764.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.7)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$150.2	$(181.8)	$(107.0)
Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased in 2022 compared to 2021 primarily due to increases in cash received from customers and interest on investments and a decrease in cash paid for interest, partially offset by an increase in cash paid for income taxes. Cash received from customers increased primarily due to the impact of the .com price increases that were effective on each of September 1, 2021 and September 1, 2022. Cash received from interest on investments increased due to higher interest rates on our investments in debt securities. Cash paid for interest decreased due to the lower interest rate on our 2031 Notes compared to the 2023 Notes which were refinanced in the second quarter of 2021. Cash paid for income taxes increased primarily due to comparatively higher U.S. federal, state, and foreign income taxes.
Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
We had net cash inflows from investing activities in 2022, compared to net cash outflows in 2021, primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, and a decrease in purchases of property and equipment.
Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from borrowings, repayment of borrowings, and our employee stock purchase plan.

Net cash used in financing activities increased in 2022 compared to 2021, primarily due an increase in share repurchases, partially offset by the net impact of the redemption of our 2023 Senior Notes and the issuance of the 2031 Senior Notes during 2021.
Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2022, there were a total of 0.6 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange rates. We have not entered into any market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity
The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2022, we had $776.1 million of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2022, we held foreign currency forward contracts in notional amounts totaling $32.0 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

 Market Risk Management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2022, the aggregate fair value of the senior notes issued in 2015, 2017 and 2021 was $1.65 billion, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of accounting for income taxes
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognized $234.6 million of deferred tax assets, net as of December 31, 2022. The Company’s income tax expense was $206.4 million for the year ended December 31, 2022. The Company conducts business globally and consequently is subject to U.S. federal, state, as well as foreign income taxes in the jurisdictions it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.
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
February 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 17, 2023

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$373.6	$223.5
Marketable securities	606.8	982.3
Other current assets	58.3	62.9
Total current assets	1,038.7	1,268.7
Property and equipment, net	232.0	251.2
Goodwill	52.5	52.5
Deferred tax assets	234.6	230.7
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	30.6	35.7
Total long-term assets	694.7	715.1
Total assets	$1,733.4	$1,983.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$226.5	$226.6
Deferred revenues	890.4	847.4
Total current liabilities	1,116.9	1,074.0
Long-term deferred revenues	328.7	306.0
Senior notes	1,787.9	1,785.7
Long-term tax and other liabilities	62.1	78.6
Total long-term liabilities	2,178.7	2,170.3
Total liabilities	3,295.6	3,244.3
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 354.5 at December 31, 2022 and 354.2 at December 31, 2021; Outstanding shares: 105.3 at December 31, 2022 and 110.5 at December 31, 2021	12,644.5	13,620.1
Accumulated deficit	(14,204.0)	(14,877.8)
Accumulated other comprehensive loss	(2.7)	(2.8)
Total stockholders’ deficit	(1,562.2)	(1,260.5)
Total liabilities and stockholders’ deficit	$1,733.4	$1,983.8
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,424.9	$1,327.6	$1,265.1
Costs and expenses:
Cost of revenues	200.7	191.9	180.2
Research and development	85.7	80.5	74.7
Selling, general and administrative	195.4	188.4	186.0
Total costs and expenses	481.8	460.8	440.9
Operating income	943.1	866.8	824.2
Interest expense	(75.3)	(83.3)	(90.2)
Non-operating income (loss), net	12.4	(1.3)	16.2
Income before income taxes	880.2	782.2	750.2
Income tax (expense) benefit	(206.4)	2.6	64.7
Net income	673.8	784.8	814.9
Other comprehensive income (loss)	0.1	—	(0.1)
Comprehensive income	$673.9	$784.8	$814.8

Earnings per share:
Basic	$6.24	$7.01	$7.08
Diluted	$6.24	$7.00	$7.07
Shares used to compute earnings per share
Basic	107.9	112.0	115.1
Diluted	108.0	112.2	115.3
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)

	Year Ended December 31,
	2022	2021	2020
Total stockholders’ deficit, beginning of period	$(1,260.5)	$(1,390.2)	$(1,490.1)

Common stock and additional paid-in capital
Beginning balance	13,620.1	14,275.2	14,990.1
Repurchase of common stock	(1,048.1)	(722.6)	(777.5)
Stock-based compensation	60.2	55.1	50.0
Issuance of common stock under stock plans	12.3	12.4	12.6
Balance, end of period	12,644.5	13,620.1	14,275.2

Accumulated deficit
Beginning balance	(14,877.8)	(15,662.6)	(16,477.5)
Net income	673.8	784.8	814.9
Balance, end of period	(14,204.0)	(14,877.8)	(15,662.6)

Accumulated other comprehensive loss
Beginning balance	(2.8)	(2.8)	(2.7)
Other comprehensive income (loss)	0.1	—	(0.1)
Balance, end of period	(2.7)	(2.8)	(2.8)

Total stockholders’ deficit, end of period	$(1,562.2)	$(1,260.5)	$(1,390.2)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$673.8	$784.8	$814.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	46.9	47.9	46.4
Stock-based compensation expense	58.6	53.4	48.2
Other, net	(3.9)	6.0	(9.1)
Changes in operating assets and liabilities
Other assets	9.5	(14.0)	(9.2)
Accounts payable and accrued liabilities	(0.1)	15.6	2.2
Deferred revenues	65.7	90.5	29.0
Net deferred income taxes and other long-term tax liabilities	(19.4)	(177.0)	(192.2)
Net cash provided by operating activities	831.1	807.2	730.2
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,721.5	2,654.5	2,305.7
Purchases of marketable securities	(1,338.4)	(2,870.7)	(2,355.4)
Purchases of property and equipment	(27.4)	(53.0)	(43.4)
Proceeds from sale of business	—	—	20.8
Net cash provided by (used in) investing activities	355.7	(269.2)	(72.3)
Cash flows from financing activities:
Repurchases of common stock	(1,048.1)	(722.6)	(777.5)
Proceeds from employee stock purchase plan	12.3	12.4	12.6
Repayment of borrowings	—	(750.0)	—
Proceeds from borrowings, net of issuance costs	—	741.1	—
Net cash used in financing activities	(1,035.8)	(719.1)	(764.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.7)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	150.2	(181.8)	(107.0)
Cash, cash equivalents, and restricted cash at beginning of period	228.8	410.6	517.6
Cash, cash equivalents, and restricted cash at end of period	$379.0	$228.8	$410.6
Supplemental cash flow disclosures:
Cash paid for interest	$72.8	$85.6	$87.4
Cash paid for income taxes, net of refunds received	$211.7	$178.4	$132.7
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

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
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $10.6 million and $12.1 million of costs related to internally developed software during 2022 and 2021, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
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
As of December 31, 2022, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
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
 As of December 31, 2022, Verisign held foreign currency forward contracts in notional amounts totaling $32.0 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each domain name registration or renewal is considered a separate optional purchase and represents a single performance obligation, which is to allow its registration and maintain that registration (by allowing updates, Domain Name System (“DNS”) resolution and Whois services, which allow users to find information about registered domain names) through the registration term. These services are provided continuously throughout each registration term, and as such, revenues

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal or extension term.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
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

Legal Proceedings
Verisign is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion, will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company can provide no assurance that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.
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

Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2022	2021
	(In millions)
Cash	$27.0	$25.8
Time deposits	4.1	3.7
Money market funds (Level 1)	178.6	165.6
Debt securities issued by the U.S. Treasury (Level 1)	776.1	1,016.0
Total	$985.8	$1,211.1

Cash and cash equivalents	$373.6	$223.5
Restricted cash (included in Other long-term assets)	5.4	5.3
Total Cash, cash equivalents, and restricted cash	379.0	228.8
Marketable securities	606.8	982.3
Total	$985.8	$1,211.1

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of December 31, 2022 have contractual maturities of less than one year.
Fair Value Measurements
The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents. The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices and are classified as Level 1.
As of December 31, 2022, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The aggregate fair value of the Company’s senior notes is $1.65 billion and $1.88 billion as of December 31, 2022 and December 31, 2021, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Prepaid expenses	$24.5	$24.8
Prepaid registry fees	24.3	24.2
Accounts receivable, net	6.2	5.3
Taxes receivable	1.9	7.7
Other	1.4	0.9
Total other current assets	$58.3	$62.9
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2022	2021
	(In millions)
Computer equipment and software	$402.7	$400.6
Buildings and building improvements	257.5	254.5
Land	31.1	31.1
Office equipment and furniture	10.4	10.1
Capital work in progress	3.6	3.1
Leasehold improvements	1.5	1.5
Total cost	706.8	700.9
Less: accumulated depreciation	(474.8)	(449.7)
Total property and equipment, net	$232.0	$251.2
Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020

Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2022	2021
	(In millions)
Goodwill, gross	$1,537.8	$1,537.8
Accumulated goodwill impairment	(1,485.3)	(1,485.3)
Total goodwill	$52.5	$52.5
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

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Long-term prepaid registry fees	$9.1	$8.7
Operating lease right-of-use asset	7.2	8.4
Long-term prepaid expenses	6.6	11.0
Restricted cash	5.4	5.3
Other	2.3	2.3
Total other long-term assets	$30.6	$35.7
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of December 31, 2022 reflects amortization of $39.5 million during 2022 which was recorded in Cost of Revenues.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Accounts payable and accrued expenses	$9.8	$9.0
Customer deposits	72.0	77.3
Accrued employee compensation	59.0	58.5
Taxes payable	37.4	26.8
Interest payable	19.5	19.5
Accrued registry fees	12.7	12.9
Customer incentives payable	7.1	13.3
Other accrued liabilities	9.0	9.3
Total accounts payable and accrued liabilities	$226.5	$226.6

Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Long-term tax liabilities	$60.5	$76.1
Long-term operating lease liabilities	1.6	2.5
Long-term tax and other liabilities	$62.1	$78.6
Long-term tax liabilities include accruals for unrecognized tax benefits and the long-term portion of the U.S. income taxes payable on the Company’s accumulated foreign earnings (“Transition Tax”) resulting from the 2017 Tax Cuts and Jobs Act.
Note 4. Debt
Senior Notes
The following table summarizes information related to our Senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2022	2021
				(in millions except interest rates)
Senior notes due 2025	March 27, 2015	April 1, 2025	5.25%	$500.0	$500.0
Senior notes due 2027	July 5, 2017	July 15, 2027	4.75%	550.0	550.0
Senior notes due 2031	June 8, 2021	June 15, 2031	2.70%	750.0	750.0
Principal amount of senior notes				1,800.0	1,800.0
Less: unamortized issuance costs				(12.1)	(14.3)
Total Senior notes				$1,787.9	$1,785.7

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
The 2031 Notes were issued at 99.712% of par value. The 2025 and 2027 notes were issued at par and all outstanding senior notes are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.
2019 Credit Facility
On December 12, 2019, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2019 Credit Facility”). The 2019 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0. As of December 31, 2022, there were no borrowings outstanding under the 2019 Credit Facility and the Company was in compliance with the financial covenants. The 2019 Credit Facility was amended in December 2021 to address the LIBOR transition. The 2019 Credit Facility expires on December 12, 2024 at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of the tax withholding due upon vesting of RSUs.
Effective February 10, 2022, the Company’s Board of Directors (“Board”) authorized the repurchase of its common stock in the amount of approximately $705.4 million, in addition to the $294.6 million that remained available for repurchases under the share repurchase program. Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million, in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2022 there was approximately $858.8 million remaining available for repurchases under the program.

The summary of the Company’s common stock repurchases for 2022, 2021 and 2020 are as follows:

	2022		2021		2020
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	5.5	$187.07	3.3	$215.16	3.7	$200.06
Total repurchases for tax withholdings	0.1	$202.21	0.1	$209.40	0.2	$208.92
Total repurchases	5.6	$187.28	3.4	$214.97	3.9	$200.48
Total costs	$1,048.1		$722.6		$777.5
Since inception, the Company has repurchased 249.3 million shares of its common stock for an aggregate cost of $12.75 billion, which is recorded as a reduction of Additional paid-in capital.
Accumulated Other Comprehensive Loss
The Accumulated other comprehensive loss balances as of December 31, 2022 and 2021 primarily consists of foreign currency translation adjustment losses. There were no significant changes to accumulated other comprehensive loss balances for the periods presented.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Weighted-average shares of common stock outstanding	107.9	112.0	115.1
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	0.2	0.2
Shares used to compute diluted earnings per share	108.0	112.2	115.3
The calculation of diluted weighted average shares outstanding excludes performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 7. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including, but not limited to Canada, Japan and Singapore. The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
U.S	$937.6	$851.3	$804.7
EMEA	226.0	231.7	214.2
China	106.0	101.7	113.7
Other	155.3	142.9	132.5
Total revenues	$1,424.9	$1,327.6	$1,265.1
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
Major Customers
Our largest customer accounted for approximately 32%, 33%, and 34% of revenues in 2022, 2021, and 2020, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance in 2022 is primarily driven by amounts billed in 2022 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $818.4 million of revenues recognized that were included in the deferred revenues balance at December 31, 2021. The balance of deferred revenues as of December 31, 2022 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years. The Company transitioned the operation of the .tv registry to a new operator in November 2022. Upon completion of the transition, the Company had no remaining performance obligations related

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
to the .tv ccTLD. As a result, the Company recognized the remaining $8.4 million of deferred revenues in the fourth quarter of 2022.
Note 8. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $5.5 million in 2022, $5.2 million in 2021, and $5.0 million in 2020 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (the “2006 Plan”). As of December 31, 2022, a total of 7.8 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, generally vest over a three year term. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock. This option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2022, 2.9 million shares of the Company’s common stock remain reserved for future issuance under this plan.
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cost of revenues	$7.2	$6.5	$6.3
Research and development	9.5	8.3	7.1
Selling, general and administrative	41.9	38.6	34.8
Stock-based compensation expense	58.6	53.4	48.2
Capitalization (included in Property and equipment, net)	1.6	1.7	1.8
Total stock-based compensation	$60.2	$55.1	$50.0

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
RSUs	$43.8	$41.5	$38.2
PSUs	12.1	9.3	7.4
ESPP	4.3	4.3	4.4
Total stock-based compensation	$60.2	$55.1	$50.0
The income tax benefit that was included within Income tax (expense) benefit related to these stock-based compensation expenses for 2022, 2021, and 2020 was $13.8 million, $12.4 million, and $11.0 million, respectively.
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in millions)
Unvested at beginning of period	0.6	$192.88
Granted	0.3	$210.94
Vested and settled	(0.3)	$184.74
	0.6	$206.32
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2022 include 0.2 million PSUs. The number of shares received upon vesting of these PSUs may range from less than 0.1 million to 0.4 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $205.44 on December 31, 2022. As of December 31, 2022, the aggregate market value of unvested RSUs was $129.0 million. The fair values of RSUs that vested during 2022, 2021, and 2020 were $51.4 million, $70.3 million, and $115.0 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021 and 2020, was $200.64 and $205.61, respectively. As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was $91.4 million which is expected to be recognized over a weighted-average period of 2.4 years.
Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Interest income	$14.9	$0.6	$7.8
Loss on extinguishment of debt	—	(2.1)	—
Gain on sale of business	—	—	6.4
Transition services income	—	—	2.1
Other, net	(2.5)	0.2	(0.1)
Total non-operating income (loss), net	$12.4	$(1.3)	$16.2
Interest income is earned principally from the Company’s surplus cash balances and marketable securities. The increase in interest income in 2022 reflects higher interest rates on our investments in debt securities. The redemption of the 2023 senior notes in 2021 resulted in a loss on debt extinguishment of $2.1 million related to the unamortized debt issuance costs on the notes. Gain on sale of business and transition services income in 2020 relates to the sale of the Company’s security services customer contracts. Other, net in 2022 includes primarily foreign currency related losses.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
Note 10. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
United States	$558.5	$489.4	$457.8
Foreign	321.7	292.8	292.4
Total income before income taxes	$880.2	$782.2	$750.2
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current expense (benefit):
Federal	$145.1	$97.5	$(124.0)
State	41.7	32.2	10.5
Foreign, including withholding tax	26.3	29.8	29.2
	213.1	159.5	(84.3)
Deferred expense (benefit):
Federal	(18.0)	3.9	4.3
State	(4.8)	(0.2)	17.4
Foreign	16.1	(165.8)	(2.1)
	(6.7)	(162.1)	19.6
Total income tax expense (benefit)	$206.4	$(2.6)	$(64.7)
The difference between income tax expense (benefit) and the amount resulting from applying the federal statutory rate of 21% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Income tax expense at federal statutory rate	$184.8	$164.3	$157.6
State taxes, net of federal benefit	29.2	25.5	23.2
Effect of non-U.S. operations	(9.5)	(23.3)	(27.7)
Stock-based compensation	4.7	1.3	(8.6)
Remeasurement of unrecognized tax benefits	(1.5)	(5.1)	(204.7)
Intercompany non-U.S. intellectual property transfer	—	(165.5)	—
Other	(1.3)	0.2	(4.5)
Total income tax expense (benefit)	$206.4	$(2.6)	$(64.7)
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
other matters reviewed as part of the audit of the Company’s federal income tax returns for 2010 through 2014, and the lapse of statutes of limitations related to other unrecognized income tax benefits.
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Intellectual property	$147.0	$165.5
Deferred revenues, accruals and reserves	73.7	68.6
Research and development costs	12.0	—
Tax credit carryforwards	3.8	3.5
Net operating loss carryforwards	3.4	4.7
Other	1.8	1.7
Total deferred tax assets	241.7	244.0
Valuation allowance	(5.5)	(5.5)
Net deferred tax assets	236.2	238.5
Deferred tax liabilities:
Property and equipment	(0.5)	(6.6)
Other	(1.1)	(1.2)
Total deferred tax liabilities	(1.6)	(7.8)
Total net deferred tax assets	$234.6	$230.7
With the exception of deferred tax assets related to certain state and foreign net operating loss and foreign tax credit carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
As part of the Tax Cuts and Jobs Act of 2017, domestic and foreign research and development expenses, including costs related to internally developed software, are required to be amortized for income tax purposes, over five and fifteen years, respectively, beginning with our 2022 tax year. As a result, the Company recognized a deferred tax asset of $12.0 million in 2022.
As of December 31, 2022, the Company’s deferred tax assets included $55.9 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2022 consisted primarily of foreign tax credit carryforwards. The state net operating loss carryforwards expire in various years from 2023 through 2034. The foreign tax credits will expire in 2028.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2022	2021
	(In millions)
Beginning balance	$16.0	$23.7
Increases in tax positions for prior years	0.1	0.1
Decreases in tax positions for prior years	—	(1.3)
Increases in tax positions for current year	1.4	1.1
Decreases in tax positions due to settlement with taxing authorities	—	(1.2)
Lapse in statute of limitations	(2.4)	(6.4)
Ending balance	$15.1	$16.0

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2022, 2021 AND 2020
As of December 31, 2022, approximately $14.8 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The Company does not expect the balance of unrecognized tax benefits to change materially during the next twelve months.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the Commonwealth of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are currently under examination by the IRS for 2010 through 2013. The Company’s U.S. federal tax returns for 2019, and the years thereafter, also remain subject to examination. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has previously used net operating loss carryforwards and other tax attributes to offset its taxable income in income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute of limitations closes on the year in which such attributes were utilized. The open years for examination in Switzerland are the 2012 tax year and forward.

Note 11. Commitments and Contingencies
The following table represents the minimum payments required by Verisign under certain purchase obligations, certain U.S. income tax obligations, leases, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Transition Tax	Operating Leases	Senior Notes	Total
	(In millions)
2023	$43.0	$14.6	$5.6	$72.6	$135.8
2024	9.7	19.4	1.5	72.6	103.2
2025	5.0	24.3	0.1	559.5	588.9
2026	—	—	—	46.4	46.4
2027	—	—	—	596.4	596.4
Thereafter	—	—	—	820.9	820.9
Total	$57.7	$58.3	$7.2	$2,168.4	$2,291.6
The amounts in the table above exclude $14.8 million of unrecognized tax benefits, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.
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
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual term of a domain name registered or renewed during such quarter. The Company incurred registry fees for the .com registry of $39.9 million in 2022, $40.6 million in 2021, and $36.3 million in 2020.
In connection with the .com Registry Agreement with ICANN, the Company is required to make annual payments of $4.0 million to ICANN through 2025 to support efforts to maintain the security and stability of the DNS. The payments for 2023 through 2025 are included in Purchase obligations in the table above.
The Transition Tax amounts in the table above are the remaining installments of U.S. income taxes payable on our accumulated foreign earnings pursuant to the 2017 Tax Cuts and Jobs Act.
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

ITEM 9A.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2022. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees, Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee will be included under the captions “Proposal No. 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference (our “2023 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2023 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for 2022,” and “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2023 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2023 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
Information required by this item is incorporated herein by reference to our 2023 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.	10-K	2/19/21	3.02

4.01	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.02	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.03	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

4.04	Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.05	First Supplemental Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.2

4.06	Description of Securities of the Registrant	10-K	2/19/21	4.04

10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.04	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.06	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.07	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.08	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.09	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement +	10-Q	4/28/16	10.01

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.11	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.12	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.13	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.14	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.15	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on June 28, 2017.	8-K	6/28/17	10.1

10.16	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018	10-K	2/15/19	10.20

10.18	Second Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2019	10-K	2/14/20	10.21

10.19	Amendment to Asset Purchase Agreement and Transition Services Agreement between Neustar, Inc. and VeriSign, Inc., dated as of December 10, 2019†	10-K	2/14/20	10.22

10.20	Third Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2020.	8-K	03/27/20	10.1

10.21	First Amendment to the .net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on April 27, 2020.	10-Q	10/22/20	10.01

10.22	Credit Agreement, amended and restated as of December 23, 2021 among VERISIGN, INC., the Lenders as defined therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	2/18/22	10.22

10.23	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

21.01	Subsidiaries of the Registrant.	10-K	2/14/20	21.01

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 17th day of February 2023.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February 2023.

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