Form 10-Q
period 2023-03-31
VERISIGN INC/CA
filed 2023-04-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 21, 2023
Common stock, $0.001 par value per share	104,096,418

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$819.8	$373.6
Marketable securities	195.2	606.8
Other current assets	58.1	58.3
Total current assets	1,073.1	1,038.7
Property and equipment, net	224.9	232.0
Goodwill	52.5	52.5
Deferred tax assets	232.6	234.6
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	28.9	30.6
Total long-term assets	683.9	694.7
Total assets	$1,757.0	$1,733.4
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$239.2	$226.5
Deferred revenues	932.2	890.4
Total current liabilities	1,171.4	1,116.9
Long-term deferred revenues	328.7	328.7
Senior notes	1,788.5	1,787.9
Long-term tax and other liabilities	62.2	62.1
Total long-term liabilities	2,179.4	2,178.7
Total liabilities	3,350.8	3,295.6
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 354.7 at March 31, 2023 and 354.5 at December 31, 2022; Outstanding shares: 104.3 at March 31, 2023 and 105.3 at December 31, 2022	12,434.2	12,644.5
Accumulated deficit	(14,025.3)	(14,204.0)
Accumulated other comprehensive loss	(2.7)	(2.7)
Total stockholders’ deficit	(1,593.8)	(1,562.2)
Total liabilities and stockholders’ deficit	$1,757.0	$1,733.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$364.4	$346.9
Costs and expenses:
Cost of revenues	49.9	50.7
Research and development	24.2	22.9
Selling, general and administrative	49.0	48.5
Total costs and expenses	123.1	122.1
Operating income	241.3	224.8
Interest expense	(18.8)	(18.8)
Non-operating income, net	11.3	0.3
Income before income taxes	233.8	206.3
Income tax expense	(55.1)	(48.8)
Net income	178.7	157.5
Other comprehensive loss	—	(0.2)
Comprehensive income	$178.7	$157.3

Earnings per share:
Basic	$1.70	$1.43
Diluted	$1.70	$1.43
Shares used to compute earnings per share
Basic	104.9	110.2
Diluted	105.0	110.3
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Total stockholders’ deficit, beginning of period	$(1,562.2)	$(1,260.5)

Common stock and additional paid-in capital
Beginning balance	12,644.5	13,620.1
Repurchase of common stock	(230.5)	(204.6)
Stock-based compensation	14.1	14.5
Issuance of common stock under stock plans	8.0	8.2
Excise tax on repurchase of common stock	(1.9)	—
Balance, end of period	12,434.2	13,438.2

Accumulated deficit
Beginning balance	(14,204.0)	(14,877.8)
Net income	178.7	157.5
Balance, end of period	(14,025.3)	(14,720.3)

Accumulated other comprehensive loss
Beginning balance	(2.7)	(2.8)
Other comprehensive loss	—	(0.2)
Balance, end of period	(2.7)	(3.0)

Total stockholders’ deficit, end of period	$(1,593.8)	$(1,285.1)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$178.7	$157.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11.6	11.9
Stock-based compensation expense	13.8	14.2
Other, net	(2.9)	0.6
Changes in operating assets and liabilities:
Other assets	1.9	8.3
Accounts payable and accrued liabilities	11.6	(14.9)
Deferred revenues	41.8	28.3
Net deferred income taxes and other long-term tax liabilities	2.5	1.2
Net cash provided by operating activities	259.0	207.1
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	562.0	696.0
Purchases of marketable securities	(146.5)	(164.9)
Purchases of property and equipment	(5.7)	(6.6)
Net cash provided by investing activities	409.8	524.5
Cash flows from financing activities:
Repurchases of common stock	(230.5)	(204.6)
Proceeds from employee stock purchase plan	8.0	8.2
Net cash used in financing activities	(222.5)	(196.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(0.1)
Net increase in cash, cash equivalents, and restricted cash	446.1	535.1
Cash, cash equivalents, and restricted cash at beginning of period	379.0	228.8
Cash, cash equivalents, and restricted cash at end of period	$825.1	$763.9
Supplemental cash flow disclosures:
Cash paid for interest	$13.1	$13.1
Cash paid for income taxes, net of refunds received	$18.3	$2.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC on February 17, 2023.
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2023	2022
	(In millions)
Cash	$25.3	$27.0
Time deposits	4.4	4.1
Money market funds (Level 1)	169.2	178.6
Debt securities issued by the U.S. Treasury (Level 1)	821.4	776.1
Total	$1,020.3	$985.8

Cash and cash equivalents	$819.8	$373.6
Restricted cash (included in Other long-term assets)	5.3	5.4
Total Cash, cash equivalents, and restricted cash	825.1	379.0
Marketable securities	195.2	606.8
Total	$1,020.3	$985.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of March 31, 2023 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of March 31, 2023, the carrying value of these financial instruments approximated their fair value. The aggregate fair value of the Company’s senior notes is $1.69 billion and $1.65 billion as of March 31, 2023 and December 31, 2022, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(In millions)
Accounts payable and accrued expenses	$6.6	$9.8
Customer deposits	71.9	72.0
Taxes payable	71.8	37.4
Accrued employee compensation	36.7	59.0
Interest payable	24.6	19.5
Accrued registry fees	14.2	12.7
Customer incentives payable	5.3	7.1
Other accrued liabilities	8.1	9.0
Total accounts payable and accrued liabilities	$239.2	$226.5
Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2022 was paid during the three months ended March 31, 2023. Interest payable varies at each period-end based on the payment due dates for each Senior Note issuance.
Note 4. Share Repurchases
Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of March 31, 2023 there was approximately $638.8 million remaining available for repurchases under the program.
The Company’s share repurchases are as following. Amounts may not add up due to rounding:

	Three Months Ended March 31, 2023
	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	1.1	$220.0	$205.60
Total repurchases for tax withholdings	0.1	10.5	$210.01
Total repurchases	1.1	$230.5	$205.80
Since inception, the Company has repurchased 250.4 million shares of its common stock for an aggregate cost of $12.98 billion, which is recorded as a reduction of Additional paid-in capital. The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the first quarter of 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2023. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax.

Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Weighted-average shares of common stock outstanding	104.9	110.2
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	0.1
Shares used to compute diluted earnings per share	105.0	110.3
The calculation of diluted weighted average shares outstanding excludes performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved and any awards that are antidilutive. The number of potential shares excluded from the calculation was not significant in any period presented.
Note 6. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan, and Singapore.
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2023	2022
	(In millions)
U.S.	$242.8	$224.6
EMEA	55.0	58.6
China	25.1	25.1
Other	41.5	38.6
Total revenues	$364.4	$346.9
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
Deferred Revenues
As payments for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the three months ended March 31, 2023 was primarily driven by amounts billed in the three months ended March 31, 2023 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $324.5 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of March 31, 2023 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cost of revenues	$1.3	$1.7
Research and development	2.5	2.4
Selling, general and administrative	10.0	10.1
Stock-based compensation expense	13.8	14.2
Capitalization (included in Property and equipment, net)	0.3	0.3
Total stock-based compensation	$14.1	$14.5

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2023	2022
	(In millions)
RSUs	$10.9	$10.2
Performance-based RSUs	2.1	3.2
ESPP	1.1	1.1
Total stock-based compensation	$14.1	$14.5
Note 8. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $10.7 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. The increase in interest income in the first quarter of 2023 reflects higher interest rates on the Company’s investments in debt securities.
Note 9. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income tax expense	$55.1	$48.8
Effective tax rate	24%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2022 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2023. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
For purposes of this Quarterly Report on Form 10-Q, the terms “Verisign,” “the Company,” “we,” “us,” and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
Overview
We are a global provider of domain name registry services and internet infrastructure, enabling internet navigation for many of the world’s most recognized domain names. We enable the security, stability, and resiliency of key internet infrastructure and services, including providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net generic top-level domains (“gTLDs”), which support the majority of global e-commerce.
As of March 31, 2023, we had 174.8 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $364.4 million during the three months ended March 31, 2023, an increase of 5% compared to the same period in 2022.
•We recorded operating income of $241.3 million during the three months ended March 31, 2023, an increase of 7% compared to the same period in 2022.
•As of March 31, 2023, we had 174.8 million .com and .net registrations in the domain name base, which represents a 0.1% increase from March 31, 2022, and a net increase of 1.0 million domain name registrations from December 31, 2022.
•During the three months ended March 31, 2023, we processed 10.3 million new domain name registrations for .com and .net compared to 10.2 million for the same period in 2022.
•The final .com and .net renewal rate for the fourth quarter of 2022 was 73.3% compared to 74.8% for the fourth quarter of 2021. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•During the three months ended March 31, 2023, we repurchased 1.1 million shares of our common stock for an aggregate cost of $220.0 million. As of March 31, 2023, there was approximately $638.8 million remaining available for future share repurchases under our share repurchase program.
•We generated cash flows from operating activities of $259.0 million during the three months ended March 31, 2023, compared to $207.1 million for the same period in 2022.

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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2023	2022
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	13.7	14.6
Research and development	6.6	6.6
Selling, general and administrative	13.5	14.0
Total costs and expenses	33.8	35.2
Operating income	66.2	64.8
Interest expense	(5.2)	(5.4)
Non-operating income, net	3.2	0.1
Income before income taxes	64.2	59.5
Income tax expense	(15.2)	(14.1)
Net income	49.0%	45.4%
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
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97 effective September 1, 2022. On February 9, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.97 to $9.59, effective September 1, 2023. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2023. Effective February 1, 2023, we increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2023	% Change	2022
	(Dollars in millions)
Revenues	$364.4	5%	$346.9

The following table compares the .com and .net domain name registrations in the domain name base:

	March 31, 2023	% Change	March 31, 2022
.com and .net domain name registrations in the domain name base	174.8 million	—%	174.7 million
Revenues increased by $17.5 million during the three months ended March 31, 2023, as compared to the same period last year, primarily due to an increase in revenues from the operation of the registry for the .com gTLD supported by the price increases that became effective September 1, 2022 and 2021. This increase in revenue was partially offset by the elimination of revenue from the operation of the .tv ccTLD which was transitioned to another service provider in the fourth quarter of 2022.
Demand for domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic uncertainty, has limited the demand for domain names and may do so in the remainder of 2023 and beyond.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan, and Singapore.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2023	% Change	2022
	(Dollars in millions)
U.S.	$242.8	8%	$224.6
EMEA	55.0	(6)%	58.6
China	25.1	—%	25.1
Other	41.5	8%	38.6
Total revenues	$364.4		$346.9
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenues in the U.S. benefited from several such changes during the first quarter of 2023, while revenues in EMEA were negatively impacted. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Revenues increased in the U.S. and certain other countries during the three months ended March 31, 2023 compared to the same period last year. Revenues in China remained consistent and revenues in EMEA declined in the three months ended March 31, 2023, compared to the same period last year, due to the factors described above.
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2023	% Change	2022
	(Dollars in millions)
Cost of revenues	$49.9	(2)%	$50.7
Cost of revenues decreased by $0.8 million during the three months ended March 31, 2023, compared to the same period last year, due to a combination of individually insignificant factors, including the elimination of the registry fees for the .tv ccTLD which was transitioned to another service provider in the fourth quarter of 2022.

Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2023	% Change	2022
	(Dollars in millions)
Research and development	$24.2	6%	$22.9
Research and development expenses increased by $1.3 million during the three months ended March 31, 2023, compared to the same period last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended March 31,
	2023	% Change	2022
	(Dollars in millions)
Selling, general and administrative	$49.0	1%	$48.5
Selling, general and administrative expenses increased by $0.5 million during the three months ended March 31, 2023, compared to the same period last year, due to a combination of individually insignificant factors.
Interest expense
Interest expense remained consistent during the three months ended March 31, 2023 compared to the same period last year.
Non-operating income, net
Non-operating income, net increased by $11.0 million during the three months ended March 31, 2023, compared to the same period last year, primarily due to an increase in interest income driven by higher interest rates on our investments in debt securities.
Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income tax expense	$55.1	$48.8
Effective tax rate	24%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$819.8	$373.6
Marketable securities	195.2	606.8
Total	$1,015.0	$980.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of March 31, 2023, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2023, we repurchased 1.1 million shares of our common stock for an aggregate cost of $220.0 million. As of March 31, 2023, there was approximately $638.8 million remaining available for future share repurchases under the share repurchase program which has no expiration date.
As of March 31, 2023, we had $750.0 million of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of March 31, 2023, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our cash requirements have not changed materially since the 2022 Form 10-K.
In summary, our cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$259.0	$207.1
Net cash provided by investing activities	409.8	524.5
Net cash used in financing activities	(222.5)	(196.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(0.1)
Net increase in cash, cash equivalents, and restricted cash	$446.1	$535.1
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the three months ended March 31, 2023, compared to the same period last year, primarily due to increases in cash received from customers and cash received from interest on investments, partially offset by increases in cash paid for income taxes and cash paid to employees and vendors. Cash received from customers increased primarily due to the .com price increases that became effective on each of September 1, 2021 and September 1, 2022, changes in customer deposit balances, and higher new and renewal domain name registrations. Cash received from interest on investments increased due to higher interest rates on our investments in debt securities. Cash paid for income taxes increased primarily due to the timing of certain foreign income tax payments. Cash paid to employees and vendors increased primarily due to the timing of payments.

Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased during the three months ended March 31, 2023, compared the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and proceeds from our employee stock purchase plan.
Net cash used in financing activities increased during the three months ended March 31, 2023, compared to the same period last year, primarily due an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Our business, operating results, financial condition, reputation, cash flows or prospects can be materially adversely affected by a number of factors including but not limited to those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, cash flows and prospects. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors described in Part I, Item 1A of the 2022 Form 10-K and in other filings we make with the SEC. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
January 1 - 31, 2023	306	$210.56	306	$794.3	million
February 1 - 28, 2023	291	$210.91	291	$733.0	million
March 1 - 31, 2023	473	$199.13	473	$638.8	million
	1,070		1,070
(1)    Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million, in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(2) Amounts presented are exclusive of the excise tax on share repurchases.
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

VERISIGN, INC.

Date: April 27, 2023	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 27, 2023	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer