Form 10-Q
period 2023-06-30
VERISIGN INC/CA
filed 2023-07-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 21, 2023
Common stock, $0.001 par value per share	103,133,765

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$343.9	$373.6
Marketable securities	591.7	606.8
Other current assets	61.8	58.3
Total current assets	997.4	1,038.7
Property and equipment, net	222.8	232.0
Goodwill	52.5	52.5
Deferred tax assets	231.6	234.6
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	27.9	30.6
Total long-term assets	679.8	694.7
Total assets	$1,677.2	$1,733.4
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$202.2	$226.5
Deferred revenues	939.5	890.4
Total current liabilities	1,141.7	1,116.9
Long-term deferred revenues	321.1	328.7
Senior notes	1,789.0	1,787.9
Long-term tax and other liabilities	43.3	62.1
Total long-term liabilities	2,153.4	2,178.7
Total liabilities	3,295.1	3,295.6
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 354.8 at June 30, 2023 and 354.5 at December 31, 2022; Outstanding shares: 103.4 at June 30, 2023 and 105.3 at December 31, 2022	12,225.1	12,644.5
Accumulated deficit	(13,839.6)	(14,204.0)
Accumulated other comprehensive loss	(3.4)	(2.7)
Total stockholders’ deficit	(1,617.9)	(1,562.2)
Total liabilities and stockholders’ deficit	$1,677.2	$1,733.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$372.0	$351.9	$736.4	$698.8
Costs and expenses:
Cost of revenues	50.3	49.5	100.2	100.2
Research and development	22.2	20.3	46.4	43.2
Selling, general and administrative	50.8	46.1	99.8	94.6
Total costs and expenses	123.3	115.9	246.4	238.0
Operating income	248.7	236.0	490.0	460.8
Interest expense	(18.9)	(18.9)	(37.7)	(37.7)
Non-operating income, net	12.7	1.6	24.0	1.9
Income before income taxes	242.5	218.7	476.3	425.0
Income tax expense	(56.8)	(51.4)	(111.9)	(100.2)
Net income	185.7	167.3	364.4	324.8
Other comprehensive (loss) income	(0.7)	0.1	(0.7)	(0.1)
Comprehensive income	$185.0	$167.4	$363.7	$324.7

Earnings per share:
Basic	$1.79	$1.54	$3.49	$2.97
Diluted	$1.79	$1.54	$3.49	$2.96
Shares used to compute earnings per share
Basic	103.9	108.8	104.4	109.5
Diluted	104.0	108.8	104.5	109.6
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stockholders’ deficit, beginning of period	$(1,593.8)	$(1,285.1)	$(1,562.2)	$(1,260.5)

Common stock and additional paid-in capital
Beginning balance	12,434.2	13,438.2	12,644.5	13,620.1
Repurchase of common stock	(222.9)	(351.5)	(453.4)	(556.1)
Stock-based compensation	15.9	14.2	30.0	28.7
Issuance of common stock under stock plans	—	—	8.0	8.2
Excise tax on repurchase of common stock	(2.1)	—	(4.0)	—
Balance, end of period	12,225.1	13,100.9	12,225.1	13,100.9

Accumulated deficit
Beginning balance	(14,025.3)	(14,720.3)	(14,204.0)	(14,877.8)
Net income	185.7	167.3	364.4	324.8
Balance, end of period	(13,839.6)	(14,553.0)	(13,839.6)	(14,553.0)

Accumulated other comprehensive loss
Beginning balance	(2.7)	(3.0)	(2.7)	(2.8)
Other comprehensive (loss) income	(0.7)	0.1	(0.7)	(0.1)
Balance, end of period	(3.4)	(2.9)	(3.4)	(2.9)

Total stockholders’ deficit, end of period	$(1,617.9)	$(1,455.0)	$(1,617.9)	$(1,455.0)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$364.4	$324.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	22.9	23.8
Stock-based compensation expense	29.5	27.9
Other, net	(7.3)	1.5
Changes in operating assets and liabilities:
Other assets	(1.0)	1.1
Accounts payable and accrued liabilities	(48.7)	(55.4)
Deferred revenues	41.5	28.2
Net deferred income taxes	3.0	0.1
Net cash provided by operating activities	404.3	352.0
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	721.3	1,057.4
Purchases of marketable securities	(697.6)	(465.2)
Purchases of property and equipment	(12.2)	(12.8)
Net cash provided by investing activities	11.5	579.4
Cash flows from financing activities:
Repurchases of common stock	(453.4)	(556.1)
Proceeds from employee stock purchase plan	8.0	8.2
Net cash used in financing activities	(445.4)	(547.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(0.7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29.8)	382.8
Cash, cash equivalents, and restricted cash at beginning of period	379.0	228.8
Cash, cash equivalents, and restricted cash at end of period	$349.2	$611.6
Supplemental cash flow disclosures:
Cash paid for interest	$36.4	$36.4
Cash paid for income taxes, net of refunds received	$132.4	$113.3

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2023	2022
	(In millions)
Cash	$22.1	$27.0
Time deposits	4.4	4.1
Money market funds (Level 1)	322.7	178.6
Debt securities issued by the U.S. Treasury (Level 1)	591.7	776.1
Total	$940.9	$985.8

Cash and cash equivalents	$343.9	$373.6
Restricted cash (included in Other long-term assets)	5.3	5.4
Total Cash, cash equivalents, and restricted cash	349.2	379.0
Marketable securities	591.7	606.8
Total	$940.9	$985.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of June 30, 2023 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of June 30, 2023, the carrying value of these financial instruments approximated their fair value. The aggregate fair value of the Company’s senior notes is $1.66 billion and $1.65 billion as of June 30, 2023 and December 31, 2022, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2023	2022
	(In millions)
Prepaid expenses	$29.0	$24.5
Prepaid registry fees	24.9	24.3
Accounts receivable, net	5.3	6.2
Taxes receivable	1.6	1.9
Other	1.0	1.4
Total other current assets	$61.8	$58.3
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2023	2022
	(In millions)
Long-term prepaid registry fees	$8.7	$9.1
Operating lease right-of-use asset	5.6	7.2
Restricted cash	5.3	5.4
Long-term prepaid expenses	5.2	6.6
Other	3.1	2.3
Total other long-term assets	$27.9	$30.6
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(In millions)
Accounts payable and accrued expenses	$7.6	$9.8
Customer deposits	68.9	72.0
Accrued employee compensation	44.5	59.0
Taxes payable	32.0	37.4
Interest payable	19.5	19.5
Accrued registry fees	13.6	12.7
Customer incentives payable	6.8	7.1
Other accrued liabilities	9.3	9.0
Total accounts payable and accrued liabilities	$202.2	$226.5
The balance of customer deposits varies from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2022 was paid during the six months ended June 30, 2023. Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions.

Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(In millions)
Long-term tax liabilities	$42.1	$60.5
Long-term operating lease liabilities	1.2	1.6
Long-term tax and other liabilities	$43.3	$62.1
Long-term tax liabilities as of June 30, 2023 reflects a $19.3 million reclassification to current liabilities of the next installment of the transition tax liability on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act.
Note 4. Share Repurchases
Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of June 30, 2023 there was approximately $418.9 million remaining available for repurchases under the program. Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.
The Company’s share repurchases are as following. Amounts may not add up due to rounding:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Shares	Total Costs	Average Price	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	1.0	$220.0	$219.82	2.1	$439.9	$212.47
Total repurchases for tax withholdings	—	2.9	$225.59	0.1	13.4	$213.19
Total repurchases	1.0	$222.9	$219.90	2.1	$453.4	$212.50
Since inception, the Company has repurchased 251.4 million shares of its common stock for an aggregate cost of $13.20 billion, which is recorded as a reduction of Additional paid-in capital. The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the first half of 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2023. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Weighted-average shares of common stock outstanding	103.9	108.8	104.4	109.5
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	—	0.1	0.1
Shares used to compute diluted earnings per share	104.0	108.8	104.5	109.6
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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
U.S.	$247.6	$230.9	$490.4	$455.5
EMEA	56.7	56.4	111.7	115.0
China	23.9	26.5	49.0	52.5
Other	43.8	38.1	85.3	75.8
Total revenues	$372.0	$351.9	$736.4	$698.8
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
Deferred Revenues
As payments for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2023 was primarily driven by amounts billed in the six months ended June 30, 2023 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $576.6 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of June 30, 2023 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Cost of revenues	$2.0	$1.8	$3.3	$3.5
Research and development	2.5	2.3	5.0	4.7
Selling, general and administrative	11.2	9.6	21.2	19.7
Stock-based compensation expense	15.7	13.7	29.5	27.9
Capitalization (included in Property and equipment, net)	0.2	0.5	0.5	0.8
Total stock-based compensation	$15.9	$14.2	$30.0	$28.7

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
RSUs	$11.6	$10.7	$22.5	$20.9
Performance-based RSUs	3.2	2.5	5.3	5.7
ESPP	1.1	1.0	2.2	2.1
Total stock-based compensation	$15.9	$14.2	$30.0	$28.7
Note 8. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $11.5 million and $22.2 million during the three and six months ended June 30, 2023, respectively, compared to $1.5 million and $1.8 million during the same periods in 2022. The increase in interest income in the first half of 2023 reflects higher interest rates on the Company’s investments in debt securities.
Note 9. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income tax expense	$56.8	$51.4	$111.9	$100.2
Effective tax rate	23%	24%	23%	24%
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
As of June 30, 2023, we had 174.4 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $372.0 million and $736.4 million during the three and six months ended June 30, 2023, an increase of 6% and 5%, respectively, compared to the same periods in 2022.
•We recorded operating income of $248.7 million and $490.0 million during the three and six months ended June 30, 2023, an increase of 5% and 6%, respectively, compared to the same periods in 2022.
•As of June 30, 2023, we had 174.4 million .com and .net registrations in the domain name base, which represents a 0.1% increase from June 30, 2022, and a net decrease of 0.3 million domain name registrations from March 31, 2023.
•During the three months ended June 30, 2023, we processed 10.2 million new domain name registrations for .com and .net compared to 10.1 million for the same period in 2022.
•The final .com and .net renewal rate for the first quarter of 2023 was 75.5% compared to 75.9% for the first quarter of 2022. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•During the three months ended June 30, 2023, we repurchased 1.0 million shares of our common stock for an aggregate cost of $220.0 million. Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.

•We generated cash flows from operating activities of $404.3 million during the six months ended June 30, 2023, compared to $352.0 million for the same period in 2022.
•On June 30, 2023, we announced the renewal of the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .net registry through June 30, 2029.
•On July 27, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91, effective February 1, 2024.
Pursuant to our agreements with ICANN, we make available files containing all active domain names registered in the .com and .net registries. Further, we also make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The zone counts and information on how to obtain access to the zone files can be found at https://www.Verisign.com/zone. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to add or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated daily. The update times may vary each day. The number of domain names provided in this Form 10-Q are as of midnight of the date reported.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	13.5	14.0	13.6	14.3
Research and development	6.0	5.8	6.3	6.2
Selling, general and administrative	13.7	13.1	13.6	13.6
Total costs and expenses	33.2	32.9	33.5	34.1
Operating income	66.8	67.1	66.5	65.9
Interest expense	(5.1)	(5.4)	(5.1)	(5.4)
Non-operating income, net	3.5	0.4	3.3	0.3
Income before income taxes	65.2	62.1	64.7	60.8
Income tax expense	(15.3)	(14.6)	(15.2)	(14.3)
Net income	49.9%	47.5%	49.5%	46.5%
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
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97 effective September 1, 2022. On February 9, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.97 to $9.59, effective September 1, 2023. Effective February 1, 2023, we increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92. In June 2023, we entered into a renewal of the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .net registry through June 30, 2029. We have the contractual right to increase the fees for .net domain name registrations by up to

10% each year during the term of our agreement with ICANN, through June 30, 2029. On July 27, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91, effective February 1, 2024. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Revenues	$372.0	6%	$351.9	$736.4	5%	$698.8
The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2023	% Change	June 30, 2022
.com and .net domain name registrations in the domain name base	174.4 million	—%	174.3 million
Revenues increased during the three and six months ended June 30, 2023, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com gTLD supported by the price increases that became effective September 1, 2022 and 2021. This increase in revenue was partially offset by the elimination of revenue from the operation of the .tv ccTLD which was transitioned to another service provider in the fourth quarter of 2022.
Demand for domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic uncertainty, has limited the demand for domain names and may do so in the remainder of 2023 and beyond. The core value proposition for domain names remains strong, however, softness in demand primarily in China has recently limited the overall growth in our domain name base.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan, and Singapore.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
U.S.	$247.6	7%	$230.9	$490.4	8%	$455.5
EMEA	56.7	1%	56.4	111.7	(3)%	115.0
China	23.9	(10)%	26.5	49.0	(7)%	52.5
Other	43.8	15%	38.1	85.3	13%	75.8
Total revenues	$372.0		$351.9	$736.4		$698.8
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Several such changes benefited revenues in the U.S. and negatively impacted revenues in EMEA during the three and six months ended June 30, 2023. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S. and certain other countries, while revenues from registrars based in China declined in both the three and six months ended June 30, 2023 compared to the same periods of the prior year due to the lower demand noted above.
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

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Cost of revenues	$50.3	2%	$49.5	$100.2	—%	$100.2
Cost of revenues increased slightly during the three months ended June 30, 2023, compared to the same period last year, due to a combination of individually insignificant factors.
Cost of revenues remained consistent during the six months ended June 30, 2023, compared to the same period last year, due to an increase in compensation and benefit expenses that was offset by a decrease in registry fees. Compensation and benefit expenses increased by $2.6 million due to salary increases and an increase in average headcount. Registry fees decreased by $2.5 million due to the transition of the operation of the registry for the .tv ccTLD to another service provider in the fourth quarter of 2022.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Research and development	$22.2	9%	$20.3	$46.4	7%	$43.2
Research and development expenses increased during the three and six months ended June 30, 2023, compared to the same periods last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Selling, general and administrative	$50.8	10%	$46.1	$99.8	5%	$94.6
Selling, general and administrative expenses increased during the three months ended June 30, 2023, compared to the same period last year, primarily due to a $2.7 million increase in compensation and benefit expenses as a result of salary increases, an increase in average headcount, and higher expenses for certain employee benefits.
Selling, general and administrative expenses increased during the six months ended June 30, 2023, compared to the same period last year, primarily due to a $3.4 million increase in compensation and benefit expenses as a result of salary increases, an increase in average headcount, and higher expenses for certain employee benefits.
Interest expense
Interest expense remained consistent during the three and six months ended June 30, 2023 compared to the same periods last year.
Non-operating income, net
Non-operating income, net increased during the three and six months ended June 30, 2023, respectively, compared to the same periods last year, primarily due to increases in interest income of $9.9 million and $20.3 million, respectively, that were driven by higher interest rates on our investments in debt securities.

Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income tax expense	$56.8	$51.4	$111.9	$100.2
Effective tax rate	23%	24%	23%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$343.9	$373.6
Marketable securities	591.7	606.8
Total	$935.6	$980.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of June 30, 2023, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2023, we repurchased 1.0 million shares of our common stock for an aggregate cost of $220.0 million. Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.
As of June 30, 2023, we had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of June 30, 2023, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
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
In summary, our cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by operating activities	$404.3	$352.0
Net cash provided by investing activities	11.5	579.4
Net cash used in financing activities	(445.4)	(547.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(0.7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(29.8)	$382.8
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased during the six months ended June 30, 2023, compared to the same period last year, primarily due to increases in cash received from customers and cash received from interest on investments, partially offset by increases in cash paid for income taxes and cash paid to employees and vendors. Cash received from customers increased primarily due to the .com price increase that became effective on September 1, 2022, changes in customer deposit balances, the .net price increase that became effective on February 1, 2023, and slightly higher new and renewal domain name registrations. Cash received from interest on investments increased due to higher interest rates on our investments in debt securities. Cash paid for income taxes increased primarily due to comparatively higher U.S. federal income taxes. Cash paid to employees and vendors increased primarily due to an increase in operating expenses.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased during the six months ended June 30, 2023, compared the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and proceeds from our employee stock purchase plan.
Net cash used in financing activities decreased during the six months ended June 30, 2023, compared to the same period last year, primarily due to a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of June 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As previously disclosed, the .web Independent Review Process (“IRP”) panel’s May 2021 ruling recommended that ICANN’s Board of Directors consider the objections made regarding the .web auction and then make a decision on the delegation of .web. On May 2, 2023, ICANN’s Board of Directors announced that it had considered Afilias’ objections and concluded that the Company and Nu Dot Co LLC (“NDC”) did not violate ICANN’s policies in connection with the .web auction. In dismissing Afilias’ objections, the ICANN Board directed NDC’s .web application to be processed. Subsequently, according to ICANN’s website, Afilias filed another IRP complaint. ICANN has placed NDC’s .web application on hold.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2023:

	Total Number of Shares Purchased (4)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2) (4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
	(Shares in thousands)
April 1 - 30, 2023	315	$213.68	315	$571.4	million
May 1 - 31, 2023	351	$222.45	351	$493.4	million
June 1 - 30, 2023	334	$222.86	334	$418.9	million
	1,001		1,001
(1)    Effective October 27, 2022, our Board of Directors authorized the repurchase of our common stock in the amount of $803.0 million, in addition to the $197.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.00 billion under the program.
(2)    Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(3) Amounts presented are exclusive of the excise tax on share repurchases.
(4)    Amounts in the table above may not sum due to rounding.
ITEM 5.    OTHER INFORMATION
Advisory Vote on the Frequency of the Executive Compensation Vote
At the Annual Meeting of Stockholders held on May 25, 2023, a majority of shares voted in favor of holding an advisory vote to approve executive compensation every year. Verisign’s Board of Directors has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Board of Directors in the proxy statement for the Annual Meeting, that Verisign will hold an annual advisory vote to approve executive compensation.

Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 -1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2023, no such plans or other arrangements were adopted, terminated or modified.
ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

10.01	Amendment dated as of June 14, 2023, to the Credit Agreement among Verisign Inc., the Lenders as defined therein and JPMorgan Chase Bank, N.A., as Administrative Agent.				X

10.02	Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers	8-K	6/30/23	10.1

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: July 27, 2023	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 27, 2023	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer