Form 10-Q
period 2023-09-30
VERISIGN INC/CA
filed 2023-10-26
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 20, 2023
Common stock, $0.001 par value per share	102.1 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$157.7	$373.6
Marketable securities	785.8	606.8
Other current assets	63.5	58.3
Total current assets	1,007.0	1,038.7
Property and equipment, net	238.2	232.0
Goodwill	52.5	52.5
Deferred tax assets	224.1	234.6
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	29.1	30.6
Total long-term assets	688.9	694.7
Total assets	$1,695.9	$1,733.4
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$232.2	$226.5
Deferred revenues	941.4	890.4
Total current liabilities	1,173.6	1,116.9
Long-term deferred revenues	320.7	328.7
Senior notes	1,789.6	1,787.9
Long-term tax and other liabilities	45.4	62.1
Total long-term liabilities	2,155.7	2,178.7
Total liabilities	3,329.3	3,295.6
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 354.8 at September 30, 2023 and 354.5 at December 31, 2022; Outstanding shares: 102.4 at September 30, 2023 and 105.3 at December 31, 2022	12,020.7	12,644.5
Accumulated deficit	(13,651.1)	(14,204.0)
Accumulated other comprehensive loss	(3.0)	(2.7)
Total stockholders’ deficit	(1,633.4)	(1,562.2)
Total liabilities and stockholders’ deficit	$1,695.9	$1,733.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$376.3	$356.9	$1,112.7	$1,055.7
Costs and expenses:
Cost of revenues	48.6	50.0	148.8	150.2
Research and development	21.7	21.0	68.1	64.2
Selling, general and administrative	51.7	49.1	151.5	143.7
Total costs and expenses	122.0	120.1	368.4	358.1
Operating income	254.3	236.8	744.3	697.6
Interest expense	(18.8)	(18.8)	(56.5)	(56.5)
Non-operating income, net	13.1	4.9	37.1	6.8
Income before income taxes	248.6	222.9	724.9	647.9
Income tax expense	(60.1)	(53.4)	(172.0)	(153.6)
Net income	188.5	169.5	552.9	494.3
Other comprehensive income (loss)	0.4	0.2	(0.3)	0.1
Comprehensive income	$188.9	$169.7	$552.6	$494.4

Earnings per share:
Basic	$1.83	$1.58	$5.32	$4.55
Diluted	$1.83	$1.58	$5.32	$4.55
Shares used to compute earnings per share
Basic	102.9	107.1	103.9	108.7
Diluted	103.0	107.1	104.0	108.7
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stockholders’ deficit, beginning of period	$(1,617.9)	$(1,455.0)	$(1,562.2)	$(1,260.5)

Common stock and additional paid-in capital
Beginning balance	12,225.1	13,100.9	12,644.5	13,620.1
Repurchase of common stock	(222.4)	(277.9)	(675.8)	(834.0)
Stock-based compensation	15.8	16.7	45.8	45.4
Issuance of common stock under stock plans	4.3	4.1	12.3	12.3
Excise tax on repurchase of common stock	(2.1)	—	(6.1)	—
Balance, end of period	12,020.7	12,843.8	12,020.7	12,843.8

Accumulated deficit
Beginning balance	(13,839.6)	(14,553.0)	(14,204.0)	(14,877.8)
Net income	188.5	169.5	552.9	494.3
Balance, end of period	(13,651.1)	(14,383.5)	(13,651.1)	(14,383.5)

Accumulated other comprehensive loss
Beginning balance	(3.4)	(2.9)	(2.7)	(2.8)
Other comprehensive income (loss)	0.4	0.2	(0.3)	0.1
Balance, end of period	(3.0)	(2.7)	(3.0)	(2.7)

Total stockholders’ deficit, end of period	$(1,633.4)	$(1,542.4)	$(1,633.4)	$(1,542.4)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$552.9	$494.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	33.7	35.2
Stock-based compensation expense	45.0	44.2
Other, net	(15.6)	0.7
Changes in operating assets and liabilities:
Other assets	(3.7)	(2.5)
Accounts payable and accrued liabilities	(16.2)	(40.1)
Deferred revenues	43.0	82.1
Net deferred income taxes	10.5	0.3
Net cash provided by operating activities	649.6	614.2
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	750.8	1,475.0
Purchases of marketable securities	(911.5)	(909.3)
Purchases of property and equipment	(40.8)	(19.7)
Net cash (used in) provided by investing activities	(201.5)	546.0
Cash flows from financing activities:
Repurchases of common stock	(675.8)	(834.0)
Proceeds from employee stock purchase plan	12.3	12.3
Net cash used in financing activities	(663.5)	(821.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	(1.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(216.0)	337.1
Cash, cash equivalents, and restricted cash at beginning of period	379.0	228.8
Cash, cash equivalents, and restricted cash at end of period	$163.0	$565.9
Supplemental cash flow disclosures:
Cash paid for interest	$49.5	$49.6
Cash paid for income taxes, net of refunds received	$178.8	$159.6

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	September 30,	December 31,
	2023	2022
	(In millions)
Cash	$22.4	$27.0
Time deposits	4.3	4.1
Money market funds (Level 1)	136.3	178.6
Debt securities issued by the U.S. Treasury (Level 1)	785.8	776.1
Total	$948.8	$985.8

Cash and cash equivalents	$157.7	$373.6
Restricted cash (included in Other long-term assets)	5.3	5.4
Total Cash, cash equivalents, and restricted cash	163.0	379.0
Marketable securities	785.8	606.8
Total	$948.8	$985.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of September 30, 2023 are scheduled to mature in less than one year.
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
The Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable. As of September 30, 2023, the carrying value of these financial instruments approximated their fair value. The aggregate fair value of the Company’s senior notes is $1.62 billion and $1.65 billion as of September 30, 2023 and December 31, 2022, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.

Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2023	2022
	(In millions)
Prepaid expenses	$27.4	$24.3
Prepaid registry fees	24.6	24.3
Accounts receivable, net	4.6	6.2
Unrealized gain on foreign currency forward contracts	4.5	0.2
Other	2.4	3.3
Total other current assets	$63.5	$58.3
Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2023	2022
	(In millions)
Operating lease right-of-use asset	$8.8	$7.2
Long-term prepaid registry fees	8.6	9.1
Restricted cash	5.3	5.4
Long-term prepaid expenses	4.1	6.6
Other	2.3	2.3
Total other long-term assets	$29.1	$30.6
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(In millions)
Accounts payable and accrued expenses	$9.4	$9.8
Customer deposits	75.3	72.0
Accrued employee compensation	50.8	59.0
Taxes payable	43.2	37.4
Interest payable	24.6	19.5
Accrued registry fees	13.3	12.7
Customer incentives payable	7.4	7.1
Current operating lease liabilities	5.6	5.5
Other accrued liabilities	2.6	3.5
Total accounts payable and accrued liabilities	$232.2	$226.5
The balance of customer deposits varies from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2022 was paid during the nine months ended September 30, 2023. Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. Interest payable varies at each period-end based on the payment due dates for each senior note issuance.

Property Plant and Equipment, net
The following table presents the detail of property and equipment, net:

	September 30,	December 31,
	2023	2022
	(In millions)
Computer equipment and software	$411.7	$402.7
Buildings and building improvements	260.2	257.5
Land	37.9	31.1
Office equipment and furniture	11.0	10.4
Capital work in progress	15.3	3.6
Leasehold improvements	1.6	1.5
Total cost	737.7	706.8
Less: accumulated depreciation	(499.5)	(474.8)
Total property and equipment, net	$238.2	$232.0
In July 2023, the Company purchased a building in Reston, Virginia to be used as its future corporate headquarters for $19.8 million. Based on a valuation of the property, $13.0 million of the total purchase price was allocated to the building which is included in capital work in progress in the table above due to ongoing construction. The remaining $6.8 million was allocated to land.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(In millions)
Long-term tax liabilities	$42.5	$60.5
Long-term operating lease liabilities	2.9	1.6
Long-term tax and other liabilities	$45.4	$62.1
Long-term tax liabilities as of September 30, 2023 reflects a $19.3 million reclassification to current liabilities of the next installment of the transition tax liability on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act.
Note 4. Share Repurchases
Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of September 30, 2023 there was approximately $1.34 billion remaining available for repurchases under the program.
The Company’s share repurchases are as following. Amounts may not add up due to rounding:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Shares	Total Costs	Average Price	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	1.1	$219.9	$208.41	3.1	$659.8	$211.10
Total repurchases for tax withholdings	—	2.6	$206.42	0.1	16.0	$212.08
Total repurchases	1.1	$222.4	$208.39	3.2	$675.8	$211.13
Since inception, the Company has repurchased 252.5 million shares of its common stock for an aggregate cost of $13.43 billion, which is recorded as a reduction of Additional paid-in capital. The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the nine months ended September 30, 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in

Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2023. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Weighted-average shares of common stock outstanding	102.9	107.1	103.9	108.7
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	—	0.1	—
Shares used to compute diluted earnings per share	103.0	107.1	104.0	108.7
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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
U.S.	$250.8	$236.3	$741.2	$691.8
EMEA	57.7	55.0	169.4	170.0
China	22.0	26.8	71.0	79.3
Other	45.8	38.8	131.1	114.6
Total revenues	$376.3	$356.9	$1,112.7	$1,055.7
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
Deferred Revenues
As payments for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the nine months ended September 30, 2023 was primarily driven by amounts billed in the nine months ended September 30, 2023 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $755.4 million of revenues recognized that were included in the deferred revenues balance at the beginning of the period. The balance of deferred revenues as of September 30, 2023 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to 10 years.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Cost of revenues	$1.9	$1.8	$5.2	$5.3
Research and development	2.5	2.5	7.5	7.2
Selling, general and administrative	11.1	12.0	32.3	31.7
Stock-based compensation expense	15.5	16.3	45.0	44.2
Capitalization (included in Property and equipment, net)	0.3	0.4	0.8	1.2
Total stock-based compensation	$15.8	$16.7	$45.8	$45.4

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
RSUs	$13.4	$12.3	$35.9	$33.2
Performance-based RSUs	1.3	3.3	6.6	9.0
ESPP	1.1	1.1	3.3	3.2
Total stock-based compensation	$15.8	$16.7	$45.8	$45.4
Note 8. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Interest income	$11.6	$4.6	$33.8	$6.4
Other, net	1.5	0.3	3.3	0.4
Total non-operating income, net	$13.1	$4.9	$37.1	$6.8
Interest income is earned principally from the Company’s surplus cash balances and marketable securities. The increase in interest income during the three and nine months ended September 30, 2023 reflects higher interest rates on the Company’s investments in debt securities. The increase in other non-operating income, net, during the three and nine months ended September 30, 2023 primarily reflects net gains and losses from the Company’s foreign currency exposure and related hedges.
Note 9. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income tax expense	$60.1	$53.4	$172.0	$153.6
Effective tax rate	24%	24%	24%	24%
The effective tax rate for each of the periods in the table above was higher than the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.

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
Overview
We are a global provider of critical internet infrastructure and domain name registry services, enabling internet navigation for many of the world’s most recognized domain names. We help enable the security, stability, and resiliency of the Domain Name System and the internet by providing root zone maintainer services, operating two of the 13 global internet root servers, and providing registration services and authoritative resolution for the .com and .net generic top-level domains (“gTLDs”), which support the majority of global e-commerce.
As of September 30, 2023, we had 173.9 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $376.3 million and $1,112.7 million during the three and nine months ended September 30, 2023, an increase of 5% compared to the same periods in 2022.
•We recorded operating income of $254.3 million and $744.3 million during the three and nine months ended September 30, 2023, an increase of 7% compared to the same periods in 2022.
•As of September 30, 2023, we had 173.9 million .com and .net registrations in the domain name base, which represents a 0.1% decrease from September 30, 2022, and a net decrease of 0.5 million domain name registrations from June 30, 2023.
•During the three months ended September 30, 2022 and 2023, we processed 9.9 million new domain name registrations for .com and .net.
•The final .com and .net renewal rate for the second quarter of 2023 was 73.4% compared to 73.8% for the second quarter of 2022. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.

•During the three months ended September 30, 2023, we repurchased 1.1 million shares of our common stock for an aggregate cost of $219.9 million. As of September 30, 2023, there was approximately $1.34 billion remaining available for future share repurchases under our share repurchase program.
•We generated cash flows from operating activities of $649.6 million during the nine months ended September 30, 2023, compared to $614.2 million for the same period in 2022.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	12.9	14.0	13.4	14.2
Research and development	5.8	5.9	6.1	6.1
Selling, general and administrative	13.7	13.8	13.6	13.6
Total costs and expenses	32.4	33.7	33.1	33.9
Operating income	67.6	66.3	66.9	66.1
Interest expense	(5.0)	(5.3)	(5.1)	(5.4)
Non-operating income, net	3.4	1.5	3.3	0.7
Income before income taxes	66.0	62.5	65.1	61.4
Income tax expense	(15.9)	(15.0)	(15.4)	(14.6)
Net income	50.1%	47.5%	49.7%	46.8%
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
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97 effective September 1, 2022, and from $8.97 to $9.59, effective September 1, 2023. Effective February 1, 2023, we increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92. In June 2023, we entered into a renewal of the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .net registry through June 30, 2029. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. On July 27, 2023, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91, effective February 1, 2024. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Revenues	$376.3	5%	$356.9	$1,112.7	5%	$1,055.7
The following table compares the .com and .net domain name registrations in the domain name base:

	September 30, 2023	% Change	September 30, 2022
.com and .net domain name registrations in the domain name base	173.9 million	—%	174.2 million
Revenues increased during the three and nine months ended September 30, 2023, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com gTLD supported by the price increases that became effective September 1, 2022 and 2021. This increase in revenue was partially offset by the elimination of revenue from the operation of the .tv ccTLD which was transitioned to another service provider in the fourth quarter of 2022.
Demand for domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic uncertainty, has limited the demand for domain names and may do so in the remainder of 2023 and beyond. While the core value proposition for domain names remains strong, softness in demand primarily in China has recently limited the overall growth in our domain name base.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan, and Singapore.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
U.S.	$250.8	6%	$236.3	$741.2	7%	$691.8
EMEA	57.7	5%	55.0	169.4	—%	170.0
China	22.0	(18)%	26.8	71.0	(10)%	79.3
Other	45.8	18%	38.8	131.1	14%	114.6
Total revenues	$376.3		$356.9	$1,112.7		$1,055.7
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Several such changes benefited revenues in the U.S. and negatively impacted revenues in EMEA during the three and nine months ended September 30, 2023. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S. and certain other countries, while revenues from registrars based in China declined in both the three and nine months ended September 30, 2023 compared to the same periods of the prior year due to the lower demand noted above.
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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Cost of revenues	$48.6	(3)%	$50.0	$148.8	(1)%	$150.2
Cost of revenues decreased slightly during the three months ended September 30, 2023, compared to the same period last year, due to a combination of individually insignificant factors.
Cost of revenues decreased slightly during the nine months ended September 30, 2023, compared to the same period last year, due to a decrease in registry fees that was partially offset by an increase in compensation and benefit expenses. Registry fees decreased by $3.7 million due to the transition of the operation of the registry for the .tv ccTLD to another service provider in the fourth quarter of 2022. Compensation and benefit expenses increased by $3.1 million due to salary increases and an increase in average headcount.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Research and development	$21.7	4%	$21.0	$68.1	6%	$64.2
Research and development expenses increased slightly during the three months ended September 30, 2023, compared to the same period last year, due to a combination of individually insignificant factors.
Research and development expenses increased during the nine months ended September 30, 2023, compared to the same period last year, primarily due to a $2.3 million decrease in capitalized labor as a result of a shift in work from capital projects to certain non-capital projects and maintenance of existing software products.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
	(Dollars in millions)
Selling, general and administrative	$51.7	5%	$49.1	$151.5	5%	$143.7
Selling, general and administrative expenses increased during the three months ended September 30, 2023, compared to the same period last year, due to a combination of individually insignificant factors.
Selling, general and administrative expenses increased during the nine months ended September 30, 2023, compared to the same period last year, due to increases in compensation and benefit expenses and other individually insignificant factors. Compensation and benefit expenses increased by $3.9 million due to salary increases and an increase in average headcount.
Interest expense
Interest expense remained consistent during the three and nine months ended September 30, 2023 compared to the same periods last year.
Non-operating income, net
See Note 8, “Non-operating Income, Net” of our Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income tax expense	$60.1	$53.4	$172.0	$153.6
Effective tax rate	24%	24%	24%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$157.7	$373.6
Marketable securities	785.8	606.8
Total	$943.5	$980.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of September 30, 2023, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. During the three months ended September 30, 2023, we repurchased 1.1 million shares of our common stock for an aggregate cost of $219.9 million. As of September 30, 2023, there was approximately $1.34 billion remaining available for future share repurchases under our share repurchase program.
As of September 30, 2023, we had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of September 30, 2023, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2024.
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
In summary, our cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by operating activities	$649.6	$614.2
Net cash (used in) provided by investing activities	(201.5)	546.0
Net cash used in financing activities	(663.5)	(821.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	(1.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(216.0)	$337.1

Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the nine months ended September 30, 2023, compared to the same period last year, primarily due to increases in cash received from customers and cash received from interest on investments, partially offset by increases in cash paid for income taxes and cash paid to employees and vendors. Cash received from customers increased primarily due to the .com price increase that became effective on September 1, 2022 and September 1, 2023, changes in customer deposit balances, and the .net price increase that became effective on February 1, 2023. Cash received from interest on investments increased due to higher interest rates on our investments in debt securities. Cash paid for income taxes increased primarily due to comparatively higher taxable income and higher transition tax payments on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act. Cash paid to employees and vendors increased primarily due to an increase in operating expenses.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
We had net cash outflows from investing activities in the nine months ended September 30, 2023, compared to net cash inflows from investing activities during the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities and an increase in purchases of property and equipment, primarily related to the purchase of a building to be used as our future corporate headquarters.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and proceeds from our employee stock purchase plan.
Net cash used in financing activities decreased during the nine months ended September 30, 2023, compared to the same period last year, primarily due to a decrease in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky. In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business. When the factors, events and contingencies described below or elsewhere in this Form 10-Q materialize, our business, operating results, financial condition, reputation, cash flows or prospects can be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, cash flows and prospects. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q and in other filings we make with the SEC.
Cybersecurity and Technology Risk Factors
Attempted security breaches, including from the exploitation of vulnerabilities, cyber-attacks and Distributed Denial of Service (“DDoS”) attacks against our systems and services increase our costs, expose us to potentially material liability, and could materially harm our business and reputation.
As an operator of critical internet infrastructure, we experience a high rate of cyber-attacks and attempted security breaches targeting our systems and services, including the most sophisticated forms of attacks, such as advanced persistent threat attacks, exploitation of zero-day vulnerabilities, ransomware attacks, and social engineering attacks. The forms of these attacks are constantly evolving and may involve methods, tools, and strategies that may not have been previously identified and may not have been observed until the moment of launch, or until sometime after, making these attacks virtually impossible to anticipate and difficult to defend against. In addition to external threats, our systems and services are subject to insider threat risks, including physical or electronic break-ins, sabotage, and risks from suppliers, such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other vendors, or from current or former contractors or employees. These threats and any resulting security breaches can arise from intentional or unintentional actions. Our continued exposure to these threats and the potential that they could lead to material liability claims against us requires us to expend significant financial and other resources. We have developed policies, standards, and procedures to identify, protect, detect, respond, and recover from threats posed by cybersecurity risks, and failure to comply with these policies, standards, and procedures by our employees or suppliers could limit our ability to effectively manage threats from these cybersecurity risks. In addition, we must ensure that our employees stay focused on protecting the Company against cybersecurity threats especially in our hybrid work environment, or our ability to effectively manage cybersecurity risks could be impacted. Our failure to effectively manage these security risks, including insider threats, could result in material harm to our business, including loss of or delay in revenues, failure to meet service level agreements, material liability claims, failure to maintain market acceptance, injury to our reputation, and increased costs, and could call into question our ability to preserve the security and stability of the internet.
Security vulnerabilities in our systems and our vendors’ systems, including vulnerabilities in third party software and hardware, pose a material risk to our operations. We use externally-developed technology, systems, and services, including both hardware and software, for a variety of purposes, including compute, storage, encryption and authentication, back-office support, and other functions. We have developed policies, standards, and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where our data is stored or processed. However, such measures cannot provide absolute security. While we strive to remediate known vulnerabilities on a timely basis, such vulnerabilities could be exploited before a vulnerability has been disclosed or before our remediation is effective and if so, could cause systems and service interruptions, data loss and other damages. Our failure to identify, remediate and mitigate security vulnerabilities, including any potential failure to timely replace and upgrade hardware, software, or other technology assets, could result in material harm to our business, including loss of or delay in revenues, failure to meet service level agreements, material liability claims, failure to maintain market acceptance, injury to our reputation, increased costs, and call into question our ability to preserve the security and stability of the internet.
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
In addition, we are subject to social engineering attacks including phishing, spear phishing, whaling, vishing, smishing, and domain spoofing, which are designed to entice people to divulge sensitive information or take actions that, if successful, could pose a material risk to our operations. The number of such attacks is increasing. Recent advances in artificial intelligence have increased the sophistication of these types of attacks as attackers are able to create more personalized and targeted communications using information derived from people’s relationships, online behavior and preferences. Social engineering attacks have occurred in concert with ransomware attacks. While we deploy advanced tools and conduct continuous security awareness training to address social engineering attacks, such measures cannot provide absolute security. Similarly, although we implement redundant architecture and multiple recovery solutions, and conduct periodic exercises to mitigate the threat of ransomware, we still may be subject to successful ransomware attacks. Our failure to prevent such attacks, including any successful social engineering attack, could result in our inability to meet our service legal agreements and could otherwise materially harm our business, including from legal claims, governmental investigations and scrutiny, injury to our reputation, and increased costs.
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
We depend on the uninterrupted operation of our various systems, secure data centers, points of presence around the world and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, damage or interruption caused by fire, earthquake, and other natural disasters, intentional acts of vandalism, terrorist attacks, unintentional mistakes, or errors. Our systems and operations also face risks inherent in, or arising from, the terms and conditions of our agreements with service providers to operate our networks and data centers. We are also subject to the risk of state suppression of internet operations. Any of these scenarios could create potential liability and exposure, including from a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business, or resulting in adverse publicity and damage to our reputation or call into question our ability to preserve the security and stability of the internet.
Our data centers, our data center systems, including the Shared Registration Systems located at our data centers, and our resolution systems are vulnerable to damage or interruption, which could impede our ability to provide our services, expose us to material liability, and materially harm our reputation.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, data centers we own or lease and operate. In 2019, we expanded some of our data center services to a leased data center facility. These data centers are vulnerable to damage or interruption, including from natural disasters, such as fires, earthquakes, hurricanes, and floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also regularly updating and enhancing our network architecture in several of our new and existing data centers and globally distributed resolution systems. If our data center facilities or the updated network architectures, hardware or software upgrades, or security controls do not operate as expected, including the ability to quickly switch over between sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our globally distributed resolution systems, which could result in breaches of our service level agreements pertaining to our resolution services and impact the resolution of domain names on the internet. Although we carry insurance, we do not carry insurance or designated financial reserves for such interruptions.
In addition, our services depend on the secure and efficient operation of the internet connections to and from customers to our Shared Registration System residing in our secure data centers as well as our globally distributed resolution systems. These connections depend upon the secure and efficient operation of internet service providers, internet exchange point operators, and internet backbone service providers. Such providers have encountered periodic operational problems or experienced outages in the past beyond our scope of control and may continue to encounter problems and outages or may choose to discontinue their service. If the providers that our connections depend upon do not protect, maintain, improve, and reinvest in their networks or present inconsistent, incorrect, or invalid data regarding routing information or DNS responses through their networks, our business could be harmed.
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
We retain certain customer and employee information in our data centers and various domain name registration systems. Any physical or electronic break-in or other security breach or compromise of the information stored at our data centers or domain name registration systems may jeopardize the security of information we retain or that is retained in the computer systems and networks of our customers. In such an event, we could face material liability and exposure from litigation and investigations, fail to meet service level agreements, or be at risk of losing various security and standards-based compliance certifications needed for operation of our businesses, and customers could be reluctant to use our services. Any such outcomes could also adversely affect our reputation and harm our business or cause financial losses that are either not insured against or not fully covered through any insurance.
We face risks from the operation of the root server system and our performance of the Root Zone Maintainer functions under the RZMA.
Although the overall root server system is redundant and dispersed, a failure or interruption in the operation of the root server system could impact the effectiveness of our .com and .net authoritative servers and therefore negatively impact directory services necessary for the operation of the internet. We also have an important operational role in support of a key Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative root zone data and make it available to all root server operators under the RZMA with ICANN. If we make errors in the publication of the root zone or experience operational issues that impact the timeliness of updates to the root zone data, we may be subject to material claims challenging the RZMA or our performance under it, including tort claims, and we may not have immunity from, or sufficient indemnification or insurance for, such claims.
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
Application of new and existing laws and regulations in the U.S. or internationally to the internet or the domain name industry have imposed and may in the future impose new costs and new restrictions on our business. Laws and regulations, including those designed to restrict who can register and who can distribute domain names or to require registrants to provide additional documentation to register domain names, have, and may in the future, impose significant additional costs on our business and subject us to additional liabilities or could prevent us from operating in certain jurisdictions. For example, the government of China has indicated that it will issue, and has issued, new regulations, and it has begun to enforce existing regulations differently, including by directing certain implementation models for registry services, that impose additional costs on, and risks to, our provision of registry services in China. These regulations are impacting the demand for domain name registrations in China. These regulations require registries, including us, and China-based registrars, to obtain a government-issued license for each gTLD or ccTLD operating in China. Any failure to obtain or renew the required licenses, or to comply with any license requirements or any updates thereto, or any failure to comply with these regulations or directives, by us or our China-based registrars, could result in significant harm to our business in China including the suspension of some or all of our registry services in China.
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
Political tensions between the United States and China in particular may pose additional risks to our business in China. The U.S. government has imposed restrictions on certain Chinese companies and on trading in certain technologies. The Chinese government has announced actions that, if implemented, could impose additional restrictions on the operations of non-Chinese companies in China. These and future government actions could impact our ability to operate in China and may cause our management’s attention to be diverted, our reputation to be damaged, or our business in China to be adversely affected.
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
Our business is, and could continue to be, adversely affected by the deterioration in national or global economic conditions, including high inflation rates, increasing interest rates, disruption in the supply chain, and currency fluctuations, resulting from the continuing economic effects of the COVID-19 pandemic, war and civil unrest, and other political and economic developments. The severity and duration of a these economic conditions, as well as the timing, strength, and sustainability of any recovery, are unknown and are not within the Company’s control and may have an adverse effect on our results of operations, financial condition and cash flows.
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
See the “Competition” section in Part I, Item 1 of the 2022 Form 10-K for further information.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
July 1 - 31, 2023	321	$217.25	321	$1,493.0	million
August 1 - 31, 2023	390	$205.83	390	$1,412.8	million
September 1 - 30, 2023	344	$203.08	344	$1,342.9	million
	1,055		1,055
(1)    Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(2) Amounts presented are exclusive of the excise tax on share repurchases.

ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.
On August 11, 2023, D. James Bidzos, the Company's Executive Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 144,000 shares of Company common stock between November 14, 2023 and October 17, 2024, subject to certain conditions.
On September 1, 2023, Thomas Indelicarto, the Company's Executive Vice President, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 13,500 shares of Company common stock between January 2, 2024 and November 29, 2024, subject to certain conditions.
No other directors or executive officers adopted, terminated or modified plans or other arrangements during the quarter ended September 30, 2023.

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

VERISIGN, INC.

Date: October 26, 2023	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 26, 2023	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer