Form 10-K
period 2023-12-31
VERISIGN INC/CA
filed 2024-02-15
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2023, was $15.9 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent Schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 9, 2024: 100.9 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

For purposes of this Annual Report on Form 10-K (this “Form 10-K”), the terms “Verisign”, “the Company”, “we”, “us”, and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.    BUSINESS
Overview

We are a global provider of critical internet infrastructure and domain name registry services, enabling internet navigation for many of the world’s most recognized domain names. We help enable the security, stability, and resiliency of the Domain Name System (“DNS”) and the internet by providing Root Zone Maintainer services, operating two of the thirteen global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains (“TLDs”), which support the majority of global e-commerce.
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
Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), we make available files containing all active domain names registered in the .com and .net registries. Further, we also make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The zone counts and information on how to obtain access to the zone files can be found at https://www.verisign.com/zone. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to keep in or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-K are as of midnight of the date reported.
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
https://verisign.com
https://blog.verisign.com
https://facebook.com/verisign
https://x.com/verisign
https://linkedin.com/company/verisign
https://youTube.com/user/verisign
https://dnib.com
The contents of these websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.
Services

We operate the authoritative directory, for all .com, .net, and .name domain names (generic top-level domains, “gTLDs”), as well as for certain transliterations of .com and .net in number of different native languages and scripts (internationalized generic top-level domains, “IDN gTLDs”). We also operate the authoritative directory for all .cc domain names (country code top-level domain, or “ccTLD”). We operate the technical or back-end systems for .edu and certain other gTLDs. As the registry or service provider for these top-level domains, our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with online audiences.

We operate the .com, .net, and .name gTLDs and the IDN gTLDs under registry agreements with ICANN and also, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce (“DOC”). We operate the .cc ccTLD under an agreement with Cocos (Keeling) Islands. Under separate agreements, we provide technical or back-end services for .edu and for certain other gTLDs.
We also perform the Root Zone Maintainer function under an agreement with ICANN for the core of the internet’s DNS and operate two of the thirteen root zone servers that contain authoritative data for the top of the DNS hierarchy.
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
Domain names in the registries we operate can be registered for between one and 10 years. Unlike other gTLDs, the prices we charge for .com, .net and .name domain name registrations are subject to restrictions in our agreements with ICANN and our prices may be increased only according to those restrictions. Retail pricing for these domain name registrations is established by registrars. For .com and .name domain name registrations, we pay ICANN on a quarterly basis $0.25 for each annual domain name registration. For .net domain name registrations, we remit to ICANN a $0.75 fee per annual .net domain name registration that is collected from registrars.
Revenues for .cc domain names and our IDN gTLDs are based on prices that are not subject to the same pricing restrictions as those for the .com, .net and .name gTLDs. The fees for our performance of technical or back-end services for .edu and certain other gTLDs are based on the terms of our agreements with those respective businesses.

Operations Infrastructure

Our main operations infrastructure consists of secure data centers in Dulles, Virginia; Ashburn, Virginia; and New Castle, Delaware; as well as more than 200 other points of presence around the world. Our domain name servers refer requestors to the associated authoritative name servers for second level domains in the registries we operate or support, thus enabling DNS resolution for .com and .net domain names and for domain names in the other registries that we operate, or for which we provide technical or back-end services. Our servers process hundreds of billions of transactions daily. Our operations infrastructure operates continuously, supporting the security, integrity and availability of our services, which are critical for our business and internet users. The performance and availability of our infrastructure are critical for our business. Key features of our operations infrastructure include:

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

•Data Integrity: We use several proprietary systemic integrity checks and validations to ensure data correctness when updating and publishing the DNS records for the registries we operate.

We continuously seek to enhance our infrastructure and capabilities to support both normal and peak system load plus attack volumes based on historical experience, as well as to address projected internet attack trends.

Call Centers and Service Desk:  We provide customer support services over the phone, by email and through web-based self-help systems. Our support teams are staffed with trained technical customer support personnel. Support is available for customers 24 hours a day.

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
Marketing, Sales and Distribution
We seek to expand our business through focused marketing campaigns and programs that target growth in .com, .net and .cc domain names, both domestically and internationally. We provide tools to be used by both registrars and end users to enable them to find relevant domain names. We have marketing and sales offices and account management teams in several countries around the world.
Research and Development
We believe that timely development of new and enhanced capabilities for our DNS registration and resolution infrastructure and of new and enhanced ways to ensure the security, stability, and resiliency of our services, are vital to protect our business in an ever-increasing cyberthreat environment, to adapt to evolving internet protocols and standards, and to remain competitive in the marketplace. We also invest in R&D that benefits the DNS and internet community in which we operate more broadly.
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
Competition
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration. In addition to the registries we operate or for which we provide technical or back-end services, there are numerous other operational gTLD registries, ASCII ccTLD registries, IDN ccTLD registries, and IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage. Among our competitors operating gTLD and ccTLD registries are China Internet Network Information Center (CNNIC), DENIC eG, Nominet, Identity Digital, Public Interest Registry (PIR), CentralNic, Google, .xyz, GoDaddy, and Radix.
To the extent end-users establish their online identity using social media, as opposed to domain names, or transact on e-commerce platforms, we face competition from social media networks such as Facebook, Instagram, TikTok, and WeChat, e-commerce platforms such as Amazon, Etsy, eBay, and Taobao, and microblogging tools such as X (formerly Twitter). Furthermore, we face competition from providers of web and mobile applications that allow end-users to locate and access content.
Alternative namespaces, new technologies and the expansion of existing technologies may increase competitive pressure. Our industry is characterized by collaborative relationships involving our competitors. In the past, certain of our competitors have consolidated. Our ability to participate and benefit from such collaborative arrangements or consolidations may be limited and such collaborative arrangements and consolidations could harm our competitive position and adversely impact our business.

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
We are also subject to country-level laws and regulations in the United States and in international locations. In China, we are required to maintain licenses for .com, .net, and .cc under regulations issued by the Ministry of Industry and Information Technology. Additionally, in many jurisdictions in which we operate, including California, the European Union, the United Kingdom, China and elsewhere, strict data security and data privacy regulations have been, or are being, adopted. Because we do not possess extensive personal registrant information, we have not yet experienced significant impacts from these regulations. However, compliance costs and other business impacts could become significant if we begin to receive personal registrant information in our .com and .net gTLDs, as regulatory enforcement increases, as courts interpret these regulations, and as new laws and regulations are adopted. Other regulations, or changes to regulations, may also significantly impact our business operations, including, for example, changes to the Network and Information Security Directive, in the European Union, or the Communications Decency Act, in the United States, or the Personal Information Protection Law, in China.
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
.net Generic Top-Level Domain
Our operation of the .net gTLD is subject to the terms of a registry agreement with ICANN (as amended, the “.net Registry Agreement”). The .net Registry Agreement was renewed on June 29, 2023. The current term of this agreement is six years and must be renewed or extended by July 1, 2029. The terms of the .net Registry Agreement are substantially similar to the terms of the .com Registry Agreement, except as to ICANN fees as described earlier and that the annual price for new and renewal .net domain name registrations may be increased by 10% each year. Our operation of the .net gTLD is not subject to the terms of the Cooperative Agreement.
Root Operations
We operate two of the world’s thirteen root servers. Along with the ICANN community, we are involved in discussions to establish criteria for operations of the root server system including the root servers that we operate. We also publish the root zone file, as the Root Zone Maintainer, under the Root Zone Maintainer Service Agreement (“RZMA”) with ICANN. The current term of the RZMA ends on October 19, 2024 and is subject to an automatic renewal for another eight-year term, unless earlier modified or terminated.
The descriptions of the .com Registry Agreement, the Cooperative Agreement, and the .net Registry Agreement are qualified in their entirety by reference to the text of the complete agreements that are incorporated by reference as exhibits in this Form 10-K.
Human Capital Management
Our employees are mission driven and values focused. Their dedication to these principles forms the backbone that enables Verisign to provide for the security, stability, and resiliency of the DNS and the internet. We recognize the importance of talent and culture in driving an environment that fosters high performance, inclusion, and integrity in all aspects of our work.
We are committed to attracting, developing, and retaining the best talent, and we routinely monitor and present our progress in these areas to executive management and the Compensation Committee of our Board of Directors. As of December 31, 2023, we had 908 employees, of which 907 were full-time. 846 employees (representing approximately 93% of our total workforce) were based in the U.S., and 62 employees (representing approximately 7% of our total workforce) were based outside the U.S. As of December 31, 2023, approximately 30% of our global workforce was female, and approximately 44% of our U.S. employees were ethnically and racially diverse. No U.S.-based employees are represented under collective bargaining agreements. Based on periodic monitoring, we believe that our employee turnover is relatively low compared to competitive benchmarks and historical trends. We attribute our strong retention rates to our passion for and focus on the Company’s mission and values, our continual development of talent, and our delivery of competitive and equitable reward programs. We regularly review our workforce policies, procedures, and training programs, as well as our overall workforce demographics, in an effort to create a work environment that is diverse, equitable, inclusive, and free from discrimination.
Employee Engagement: In order to deliver on our mission, it is essential to have an engaged workforce that exhibits our values, which include: being stewards of the internet, being passionate about technology, respecting others, exhibiting integrity, taking responsibility, and holding ourselves to a higher standard. These principles are integrated into our operating model and are foundational to our ability to attract, retain, and develop top talent. This commitment serves to create engagement and drives a collaborative and inclusive environment where our employees can thrive. To monitor engagement levels and well-being we routinely conduct employee surveys. In our most recent survey in October 2023, approximately 93% of our employee population participated. The survey results indicated that our employees remain highly engaged and connected with our mission and values. Another engagement indicator is that the average tenure of our employees is approximately 10 years.
Diversity, Equity and Inclusion (DEI): We are a diverse organization, and we believe that drives stronger performance, better decision making, and an inclusive culture where differences are valued. We strive to create an environment where employees feel a sense of belonging and feel empowered to bring their diverse skills, perspectives and talents to bear. In 2023, we reinforced our strong foundation of equity and inclusion through roundtable discussions to support open dialogue, training sessions on the importance of a diverse and inclusive workplace and growing our employee resource group representation. As part of our commitment to diversity, Verisign continues to partner with organizations that are dedicated to resisting and reversing historical injustice. Our progress is evident through our October 2023 employee survey results where participants indicated that they understand how to support an inclusive work environment and that Verisign demonstrates a visible commitment to diversity.
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
Talent Development and Acquisition: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a regular basis. We designed our management training to increase capability in the areas of communication, engagement, coaching, conflict management, and business skills, while fostering an ethical, supportive work environment free from bias and harassment. We believe that employee development is anchored in acquiring skills and work experiences that meet the needs of the business and the individual. We focus on leadership capability development and provide learning opportunities that enhance technical and soft skills to equip our workforce for current and future growth opportunities. Our learning opportunities are a blend of on-the-job experiences, instructor-led and on-demand learning sessions that meet the unique development needs of our workforce. Our managers regularly hold conversations with employees about career management, coaching, and other development opportunities to help encourage and drive the growth of our talent. We are focused on the competitive labor market, and we are working diligently to attract the best talent from a diverse range of sources. We continue to broaden our sourcing strategies, refresh our employment branding, and develop targeted recruitment strategies for specialized skill sets and underrepresented populations.
Employee Health, Safety and Well-being: We are committed to maintaining a safe and healthy environment for our employees. We have a robust physical safety and security program, including a life safety program which trains employees on appropriate emergency responses. We also offer a holistic wellness experience for our employees through our internal employee wellness program, called Mindful Connections, that supports employees across three pillars: physical, emotional, and financial. We support a hybrid work posture where our employees operate under team agreements that set the foundation for operating norms and allows employees to create work schedules that align with corporate and individual needs. This provides employees more flexibility to manage a healthy work-life balance. Our offices continue to be utilized to enhance collaboration, networking, and strategic discussion.
The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2023	2022	2021
Employee headcount by function:
Cost of revenues	247	242	235
Research and development	244	255	250
Selling, general and administrative	417	420	419
Total	908	917	904
Intellectual Property
We rely on a combination of copyrighted software, trademarks, service marks, patents, trade secrets, know-how, restrictions on disclosure, and other methods to protect our proprietary assets. We also enter into confidentiality and/or intellectual property assignment agreements with our employees, consultants, customers and business partners. We also control access to and distribution of proprietary documentation and other confidential information.
We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technologies. Additionally, we continue to file patent applications with respect to certain of our technologies in the U.S. Patent and Trademark Office and internationally. Patents may not be awarded with respect to these applications and even if such patents are awarded, they may not provide sufficient protection of our technologies. We continue to consider opportunities for strategic growth and use of our patent portfolio.
We have obtained trademark registrations for the VERISIGN mark and VERISIGN logo in the U.S. and certain countries, and have pending trademark applications for the VERISIGN logo in a number of other countries. We have common law rights in other proprietary names. We take steps to enforce and monitor potential infringement of Verisign’s trademarks. We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products and services.

Our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our business and certain methodologies (many of which are patented or for which patent applications are pending) and technical expertise and proprietary know-how we use in both the design and implementation of our current and future registry services. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes hundreds of billions of queries per day. Some of the software and protocols used in our business are in the public domain or are otherwise available to our competitors, and some are based on open standards set by organizations such as the Internet Engineering Task Force. To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on fair, reasonable and non-discriminatory terms or otherwise be limited in our ability to assert such patents.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 15, 2024:

Name	Age	Position
D. James Bidzos	68	Executive Chairman and Chief Executive Officer
Todd B. Strubbe	60	President and Chief Operating Officer
George E. Kilguss, III	63	Executive Vice President, Chief Financial Officer
Danny R. McPherson	49	Executive Vice President, Engineering, Operations and Chief Security Officer
Thomas C. Indelicarto	60	Executive Vice President, General Counsel and Secretary
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
Danny R. McPherson has served as Executive Vice President, Engineering, Operations, and Chief Security Officer since April 2022. From May 2010 to April 2022, he served in various roles of increasing responsibility, including as Chief Security Officer. Prior to joining the Company, Mr. McPherson was Chief Security Officer with Arbor Networks, a cybersecurity solutions company, and prior to that held technical leadership positions in architecture, engineering and operations with Amber Networks, a network technology company, Qwest Communications, Inc., a telecommunications company, Genuity, Inc., a technology company, MCI Communications, Inc., a telecommunications company, and the U.S. Army Signal Corps.
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
To address internet routing system vulnerabilities, many internet service providers have adopted and apply internet reachability policies based on a system known as the Resource Public Key Infrastructure (“RPKI”) operated by the regional internet registries (“RIRs”). The RIRs allocate internet number resources, such as internet protocol addresses, to enterprises and network operators. We have limited visibility into the maturity of and investment in the RIRs’ operational and security controls, which are outside of our control. When the availability, integrity, or confidentiality of any of the information in the RPKI system, or systems used to maintain and administer RPKI data and systems, are impacted or otherwise compromised in any of the RIRs, or any network operator that is a relying party of the RPKI system, or the operations or ingestion of data from the RPKI system are otherwise impacted by a known or unknown vulnerability, our services may be negatively impacted. Such impacts may include degraded or full loss of reachability of service addresses in the global internet routing system, resulting in degradation or complete loss of availability of our registration and resolution services. A compromise of the RPKI system and related services, or unintentional or unauthorized manipulation of data therein, may also result in other denial of service attack conditions for our infrastructure and services. The systemic dependencies introduced by the RPKI system and by the relying parties of the RPKI system, including internet service providers, are outside of our control, and systems that depend upon the RPKI may be only as secure as the weakest elements of the RPKI system. Contracting with RIRs for the provision of and access to RPKI services carries material operational risks, as described above, as well as material contractual risks, which may expose us to service disruptions and material liability.

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
A failure in the operation or update of the root zone servers, the root zone file, the Root Zone Management System, the TLD name servers, the TLD zone files that we operate, or other network functions, could result in, among other problems, (1) a DNS resolution or other service outage or degradation, (2) the deletion of one or more gTLDs or ccTLDs from the internet, (3) the deletion of one or more second-level domain names from the internet, or (4) a misdirection of one or more domain names to different servers. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. Any of these problems or outages could create potential material liability and exposure from litigation and investigations, could result in a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business. These problems could also result in adverse publicity, decrease the public’s trust in the security of e-commerce and other forms of online presence, or call into question our ability to preserve the security and stability of the internet.
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
Economic and Competition Risk Factors
Deterioration of economic conditions, particularly in China, continues to negatively impact our business.
Our business is, and will likely continue to be, adversely affected by the deterioration in global economic conditions, including high inflation, interest rates, and currency fluctuations, as well as impacts from war, civil unrest, and other political and economic developments. In particular, these conditions are negatively impacting our business in China, where demand for our services has substantially declined due to worsening economic conditions within China and from Chinese regulatory mandates that make it more difficult to register a domain name or establish an online presence using a domain name. The overall economic impact, severity and duration of these conditions, as well as the timing, strength, and sustainability of any recovery, are not known at this time, and are not within the Company’s control.
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
We have been designated as the registry operator for certain new gTLDs, including certain IDN gTLDs. Our new gTLDs may not be as or more successful than the new gTLDs obtained by our competitors. In addition, our new gTLDs may face additional universal acceptance and usability challenges and it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these domain names and their general acceptance and usability.
See the “Competition” section in Part I, Item 1 of this Form 10-K for further information.
Contractual, Regulatory, Legal and Compliance Risk Factors
Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.
Substantially all of our revenues are derived from our operation of the .com gTLD under our Cooperative Agreement with the DOC and our .com Registry Agreement as well as our operation of the .net gTLD under our .net Registry Agreement. Any loss or modification of our right to operate the .com and .net gTLDs could materially and adversely impact our ability to conduct our business and result in loss of revenues. Our .com and .net Registry Agreements contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2024 and June 30, 2029, respectively. ICANN could refuse to renew upon expiration or terminate our .com Registry Agreement or our .net Registry Agreement if, upon proper notice, (1) we fail to cure a fundamental and material breach of certain specified obligations, and (2) we fail to timely comply with a final decision of an arbitrator or court. Additionally, each of the .com and .net Registry Agreements provide that if certain terms of these agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements would be upon terms reasonably necessary to render such terms to be similar to the registry agreements for those other gTLDs. Any such terms, if they apply, could be unfavorable to us and have a material adverse impact on our business.
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
Under the terms of the .com Registry Agreement, we may increase the annual fee of each .com domain name registration or renewal by up to 7% over the previous year in each of the final four years of each six-year period. We can provide no assurances that we will exercise such right to increase the annual fee. In addition to this contractual right, we are entitled to increase the annual fee of each .com domain name registration or renewal by up to 7% due to the imposition of any new specifications or policies adopted by ICANN pursuant to the procedures set forth in its bylaws and due process (“Consensus Policies”) or to a documented extraordinary expense resulting from an attack or threat of attack on the security and stability of the DNS (an “Extraordinary Expense”). In addition, our ability to increase the price for .com domain name registrations and renewals due to a Consensus Policy or Extraordinary Expense may occur only in years in which we do not increase the price for .com domain name registrations and renewals as described above. It is uncertain whether circumstances would arise that would permit us to take a price increase due to a Consensus Policy or Extraordinary Expense, or if they do, whether we would seek to increase the price for .com domain name registrations for this reason. A failure to seek and obtain a price increase due to a Consensus Policy or Extraordinary Expense, when applicable, could negatively affect our operating results. We also have the right under the Cooperative Agreement to seek the removal of these pricing restrictions on the .com gTLD if we demonstrate to the DOC that market conditions no longer warrant these restrictions. However, we can provide no assurances whether we will seek the removal of these restrictions, or whether the DOC would approve the removal of these restrictions.
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
The Organization for Economic Cooperation and Development (“OECD”) continues to issue guidance that will provide a long-term, multilateral proposal on the taxation of the digital economy. Certain countries have enacted and other countries may enact legislation based on the OECD’s guidance that could impact the taxation of the digital economy. Similarly, some international tax jurisdictions, independent of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such legislative proposals being adopted in the U.S. or throughout the world, any or all of these changes in tax laws could increase our taxes and adversely impact our financial condition and cash flow.
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
Technology changes to web browser or internet search technologies could reduce demand for domain names. Similarly, if internet users’ preferences or practices shift away from recognizing and relying on web addresses or if internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content, demand for domain names in the gTLDs we operate could be negatively impacted. Demand for domain names in the gTLDs we operate could be negatively impacted by new technologies that significantly decrease the use of traditional domain names to present and protect an online identity. New technologies that encourage internet users to expand the use of third-level domains or alternative identifiers, such as identifiers from social networking, e-commerce platforms and microblogging sites, could also negatively impact the demand for domain names in the gTLDs we operate. In addition, the demand for domain names in the gTLDs we operate could be impacted by alternative namespaces with domain-name-like identifiers that are operated outside the single authoritative DNS root zone, including blockchain namespaces. To the extent that web browsers, applications, DNS registrars and DNS resolvers recognize and support such namespaces, and that internet users are able to perform online operations with identifiers from such namespaces, demand for domain names in gTLDs and ccTLDs in the single authoritative DNS root zone, including the gTLDs we operate, could be negatively impacted. To the extent that alternative namespaces introduce user confusion about the relationship between identical or similar-looking identifiers in these namespaces and domain names in the DNS, demand for domain names and user confidence in the value of domain names as unique identifiers could also be negatively impacted.
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
We rely on the strength of our Verisign brand to help differentiate our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce the Verisign logo in all markets where Verisign products and services are sold.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Our cybersecurity program is designed and implemented to assess, identify, mitigate and manage risks from cybersecurity threats that may result in adverse effects on the integrity and availability of our production and information systems. Among other items, our cybersecurity program is comprised of policies, standards, plans and frameworks for information security, business resilience, insider threat mitigation, technology asset management, cyber risk management, incident response and procurement. Material risks from cybersecurity threats include, among other things, operational disruption, including failure to meet our service level agreements, loss or destruction of data, hardware or intellectual property, and cyber extortion through ransomware. The management of cybersecurity risks, which involves significant and sustained resource commitments and Management attention, is also integrated into the Company’s enterprise risk management program through formal processes that help identify and elevate the most serious risks, including those pertaining to cybersecurity, for management at the enterprise level and oversight at the Board level. For more information on the Company’s cybersecurity risks and their possible impact on our business strategy, results of operations, or financial condition see Risk Factors – Cybersecurity and Technology Risk Factors in Part I, Item 1A of this Form 10-K.
Our cybersecurity program leverages the NIST Cybersecurity Framework to help protect the Company’s operations, information, production systems and networks from threats through cybersecurity practices, programs and tools that establish defenses in depth. The cybersecurity program includes, among other items, vulnerability and patch management, network and data segmentation, application of zero-trust principles, automated ingestion of multi-source threat intelligence, end point and network detection/response, application security, secure configurations for operating systems and databases, continuous security monitoring and 24/7 security operations. The program has dedicated business resilience, insider threat and governance, risk and compliance (GRC) functions. Incident management is governed by our Incident Response Plan that assigns incident command and control parameters and escalation protocols to management and the Board of Directors. Our cybersecurity program also focuses on risks from the use of third-party services. Our GRC team assesses the cybersecurity practices of current and prospective service providers for compliance with our requirements, and our procurement functions seek terms and conditions, including by example, audit rights and vulnerability or breach disclosure obligations, to enhance our defenses against supply chain risks.
Our cybersecurity program incorporates several control and best practice regimes, including for example, the Center for Internet Security (CIS) controls. We conduct regular internal and external assessments, audits, and tabletop exercises to assess security vulnerabilities, control compliance and incident preparedness. These assessments and exercises include, for example, red team exercises simulating external attacks, crisis management exercises, including incident response, and internal audit reviews. Management and the Board’s Cybersecurity Committee reviews the results of these exercises, audits and assessments.

We also actively engage with third parties, such as key vendors, auditors, consultants, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity program. We monitor emerging data protection laws and cybersecurity and privacy regulatory requirements and implement changes to our standards and processes for continued compliance. Our cybersecurity program also includes employee and contractor training, which primarily consists of monthly educational videos, annual trainings and certifications, and phishing exercises.
Our cybersecurity strategy and program are led by our Executive Vice President and Chief Security Officer (CSO), who reports to the CEO. Our CSO is Danny McPherson, who has over 25 years of experience in technology and cybersecurity leadership positions and has authored several security-related books and numerous patents, IP standards, and security research publications. He has served in various capacities on various technology working groups and standards setting organizations including the Internet Architecture Board and the Internet Engineering Task Force. Our CSO manages a converged security, engineering and operations organization that helps to ensure that cyber and other security priorities are appropriately integrated throughout the Company. Our Chief Information Security Officer, Chief Information Officer and the head of architecture and engineering report to our CSO. These and other experienced employees lead the teams responsible for implementing various parts of our cybersecurity program.
In addition, a management-level Safety and Security Council (“Council”) chaired by our CEO and comprised of our CSO and other senior officers, provides cross-functional coordination for the management of the Company’s security functions. The Council receives information, typically monthly, on the status of the cybersecurity program, initiatives, incidents, cybersecurity risks, assessments, and threats, among other items. The Chair of the Board’s Cybersecurity Committee is the Board’s liaison to the Council and attends the regular meetings of the Council.
The Cybersecurity Committee assists the Board with its oversight of the Company’s cybersecurity risks and our cybersecurity program. The Committee reviews our incident response plan, including escalation protocols, business continuity program plans, program budgets and resources, and our cybersecurity insurance program. The Committee also reviews and discusses the activities of the Council at each of its regularly scheduled meetings. The Committee operates pursuant to a written charter and calendar, each of which are reviewed on an annual basis. The Cybersecurity Committee and the full Board receive quarterly status reports on the cybersecurity program from the CSO, addressing progress and updates on various cybersecurity functions and initiatives including, for example, compliance, assessments, security operations and incident response, business resilience, distributed denial of service attacks, data privacy, technology and asset management, controls, and vulnerability management.
ITEM 2.    PROPERTIES
As of December 31, 2023, we owned each of our significant properties, which include our current and future corporate headquarters facilities in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed, Afilias Domains No. 3 Limited (now called Altanovo Domains Limited ) (“Afilias”), a competitor and losing bidder in the .web auction, filed a form of arbitration proceeding against ICANN, an Independent Review Process (“IRP”) under ICANN’s bylaws, on November 14, 2018. Afilias alleged that the agreement between Verisign and Nu Dotco, LLC (“NDC”) pertaining to .web violated ICANN’s policies. ICANN paused the processing of NDC’s .web application during the IRP proceeding. On May 20, 2021, the IRP panel dismissed Afilias’ claims pertaining to the invalidation of the .web auction and it recommended that ICANN’s Board of Directors review the objections about the .web auction and thereafter make a decision on the delegation of .web. Further, the IRP panel rejected a subsequent application for reconsideration filed by Afilias, imposing monetary sanctions and concluding that the application was frivolous.
Thereafter, ICANN’s Board considered the objections raised pertaining to the .web auction pursuant to a lengthy and detailed process. On April 30, 2023, the Board concluded without objection that Verisign and NDC did not violate any ICANN’s policies and it directed that the processing of NDC’s .web application be resumed.
Before .web could be awarded to NDC, Afilias filed another IRP on July 14, 2023, and as a result, ICANN’s processing of NDC’s .web application remains paused. Similar to the first IRP, Afilias again seeks to invalidate the .web auction and have .web awarded to Afilias. Verisign and NDC intend to seek to participate in this new IRP at the appropriate time.
In view of the outcome of the first IRP, the prior imposition of sanctions on Afilias, and the ICANN Board’s decision of April 30, 2023 we believe that Afilias’ continued attempts to obtain the rights to .web are improper and without merit and undertaken for the purpose of delaying the delegation of .web to NDC and its eventual assignment to Verisign.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 9, 2024, there were 302 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2023:

	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2023	381	$206.20	381	$1,264.3	million
November 1 – 30, 2023	361	$206.49	361	$1,189.9	million
December 1 – 31, 2023	331	$211.31	331	$1,120.0	million
	1,072		1,072

(1)Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(2)Amounts presented are exclusive of the excise tax on share repurchases.
(3)Amounts in the table above may not sum due to rounding.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2018, and calculates the return annually through December 31, 2023. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2018 - 2023

$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
VeriSign, Inc.
S&P 500 Index
S&P 500 Information Technology Index

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
VeriSign, Inc.	$100	$130	$146	$171	$139	$139
S&P 500 Index	$100	$131	$156	$200	$164	$207
S&P 500 Information Technology Index	$100	$150	$216	$291	$209	$330

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, statements regarding our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2024. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We are a global provider of critical internet infrastructure and domain name registry services, enabling internet navigation for many of the world’s most recognized domain names. We help enable the security, stability, and resiliency of the DNS and the internet by providing Root Zone Maintainer Services, operating two of the thirteen global internet root servers, and providing registration services and authoritative resolution for the .com and .net TLDs, which support the majority of global e-commerce.
As of December 31, 2023, we had 172.7 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. Growth in the number of domain name registrations under our management may be hindered by certain factors, including overall economic conditions, competition from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2023 Business Highlights and Trends
•We recorded revenues of $1,493.1 million in 2023, which represents an increase of 5% compared to 2022.
•We recorded operating income of $1,000.6 million during 2023, which represents an increase of 6% as compared to 2022.
•We finished 2023 with 172.7 million .com and .net registrations in the domain name base, which represents a 0.6% decrease from December 31, 2022.
•During 2023, we processed 39.4 million new domain name registrations for .com and .net compared to 39.9 million in 2022.
•The final .com and .net renewal rate for the third quarter of 2023 was 73.5% compared to 73.7% for the same quarter of 2022. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We repurchased 4.2 million shares of our common stock for an aggregate cost of $882.8 million in 2023. As of December 31, 2023, there was $1.12 billion remaining for future share repurchases under the share repurchase program.
•We generated cash flows from operating activities of $853.8 million in 2023, which represents an increase of 3% as compared to 2022.

•During 2023, we recognized $69.3 million of income tax benefits related to a step-up in tax basis of certain non-U.S. intellectual property, recognition of previously unrecognized income tax benefits as the related statutes of limitations lapsed, and a beneficial change in certain state income apportionment rules.
•On June 29, 2023, we renewed the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .net registry through June 30, 2029.
•On February 8, 2024, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26, effective September 1, 2024.
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
 Income taxes
We operate in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining our worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. We have recognized $301.0 million of deferred tax assets, net as of December 31, 2023. Our income tax expense was $158.9 million for the year ended December 31, 2023.
The final taxes payable are also dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. We only recognize or continue to recognize tax positions and tax benefit amounts that are more likely than not to be sustained upon examination. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimate of unrecognized tax benefits. See Note 10, “Income Taxes” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2023	2022	2021
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	13.2	14.1	14.5
Research and development	6.1	6.0	6.1
Selling, general and administrative	13.7	13.7	14.1
Total costs and expenses	33.0	33.8	34.7
Operating income	67.0	66.2	65.3
Interest expense	(5.0)	(5.3)	(6.3)
Non-operating income (loss), net	3.4	0.9	(0.1)
Income before income taxes	65.4	61.8	58.9
Income tax (expense) benefit	(10.6)	(14.5)	0.2
Net income	54.8%	47.3%	59.1%

Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries and technical systems for several other gTLDs and ccTLDs, all of which are not significant in relation to our consolidated revenues. For domain names registered in the .com and .net registries, we receive a fee from registrars per annual registration that is determined pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars, who are our direct customers, in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We also offer promotional incentive-based discount programs to registrars based upon market conditions and the business environment in which the registrars operate.
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.39 to $8.97 effective September 1, 2022 and from $8.97 to $9.59 effective September 1, 2023. On February 8, 2024, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26, effective September 1, 2024. Effective February 1, 2023, we increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92. In June 2023, we entered into a renewal of the .net Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .net registry through June 30, 2029. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. Effective February 1, 2024, we increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
	(Dollars in millions)
Revenues	$1,493.1	5%	$1,424.9	7%	$1,327.6
The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2023	% Change	2022	% Change	2021
.com and .net domain name registrations in the domain name base	172.7 million	(1)%	173.8 million	—%	173.4 million
Revenues increased in 2023 compared to 2022, primarily due to an increase in revenues from the operation of the registries for the .com and .net gTLDs driven by the .com price increases that became effective September 1, 2023 and 2022 and the .net price increase that became effective February 1, 2023. The increase in revenue was partially offset by the elimination of revenue from the operation of the .tv ccTLD, which was transitioned to another service provider in the fourth quarter of 2022.
Demand for domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic conditions, has limited the demand for domain names and may continue to do so in the future. While the core value proposition for domain names remains strong, softness in demand primarily in China has recently led to a decline in our domain name base.

Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan and Singapore.
The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
	(Dollars in millions)
U.S	$994.7	6%	$937.6	10%	$851.3
EMEA	228.2	1%	226.0	(2)%	231.7
China	91.6	(14)%	106.0	4%	101.7
Other	178.6	15%	155.3	9%	142.9
Total revenues	$1,493.1	5%	$1,424.9	7%	$1,327.6

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Several such changes benefited revenues in the U.S. and negatively impacted revenues in EMEA during the year ended December 31, 2023. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S. and certain other countries, while revenues from registrars based in China declined during 2023 compared to 2022 due to the lower demand noted above.
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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
	(Dollars in millions)
Cost of revenues	$197.3	(2)%	$200.7	5%	$191.9

Cost of revenues decreased in 2023 compared to 2022 primarily due to decreases in registry fees, depreciation expenses, and telecommunication expenses, partially offset by increases in compensation and benefits expenses and allocated overhead expenses. Registry fees decreased by $4.3 million due to the transition of the operation of the registry for the .tv ccTLD to another service provider in the fourth quarter of 2022. Depreciation expenses decreased by $2.7 million due to a decrease in capital expenditures in recent periods, particularly in 2022. Telecommunication expenses decreased by $2.5 million primarily due to savings on renewals of colocation agreements. Compensation and benefits expenses increased by $3.9 million due to salary increases and an increase in average headcount. Allocated overhead expenses increased by $2.4 million due to an increase in total allocable expenses.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.

A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
	(Dollars in millions)
Research and development	$91.0	6%	$85.7	6%	$80.5

Research and development expenses increased in 2023 compared to 2022 primarily due to a decrease in capitalized labor and a combination of several other individually insignificant factors. Capitalized labor decreased by $2.9 million due to a shift in work from capital projects to certain non-capital projects and maintenance of existing software products.
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
A comparison of selling, general and administrative expenses is presented below:

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
	(Dollars in millions)
Selling, general and administrative	$204.2	4%	$195.4	4%	$188.4

Selling, general and administrative expenses increased in 2023 compared to 2022 primarily due to increases in compensation and benefits expenses and several other individually insignificant factors, partially offset by an increase in overhead expenses allocated to other cost types. Compensation and benefits expenses increased by $5.4 million due to salary increases and an increase in average headcount. Among other individually insignificant factors, expenses related to travel, contractors and professional services and equipment and software, cumulatively increased by $4.7 million. Overhead expenses allocated to other cost types increased by $3.0 million due to an increase in total allocable expenses.
Interest expense
Interest expense remained consistent during 2023 compared to 2022.
Non-operating income (loss), net
See Note 9, “Non-operating Income (Loss), Net” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Income tax expense (benefit)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Income tax expense (benefit)	$158.9	$206.4	$(2.6)
Effective tax rate	16%	23%	—%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21% due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate.
During 2023, we recognized $69.3 million of income tax benefits related to a step-up in tax basis of certain non-U.S. intellectual property, recognition of previously unrecognized income tax benefits as the related statutes of limitations lapsed, and a beneficial change in certain state income apportionment rules.
As of December 31, 2023, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $301.9 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to intellectual property, certain state and foreign net operating loss and foreign tax credit carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	As of December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$240.1	$373.6
Marketable securities	686.3	606.8
Total	$926.4	$980.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of December 31, 2023, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. In 2023, we repurchased 4.2 million shares of our common stock at an average stock price of $210.28 for an aggregate cost of $882.8 million under our share repurchase program. In 2022, we repurchased 5.5 million shares of our common stock at an average stock price of $187.07 for an aggregate cost of $1.03 billion. As of December 31, 2023, there was approximately $1.12 billion remaining available for future share repurchases under the share repurchase program.
As of December 31, 2023, we had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. In December 2023, we entered into a new $200.0 million unsecured revolving credit facility which takes the place of our prior unsecured revolving credit facility. As of December 31, 2023, there were no borrowings outstanding under this credit facility, which will expire in 2028.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing, should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our most significant future cash requirements include interest and principal payments on the senior notes issuances described above, income tax payments, purchase obligations and registry fees related to the operation of certain top-level domains. These items are detailed in Note 11, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

In summary, our cash flows for 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net cash provided by operating activities	$853.8	$831.1	$807.2
Net cash (used in) provided by investing activities	(97.4)	355.7	(269.2)
Net cash used in financing activities	(889.8)	(1,035.8)	(719.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.8)	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(133.5)	$150.2	$(181.8)
Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased in 2023 compared to 2022 primarily due to increases in cash received from customers and interest on investments, partially offset by an increase in cash paid for income taxes and cash paid to employees. Cash received from customers increased primarily due to the impact of the .com price increases that were effective on September 1, 2022 and September 1, 2023, changes in customer deposit balances, and the .net price increase that became effective on February 1, 2023. Cash received from interest on investments increased due to higher interest rates on our investments in debt securities. Cash paid for income taxes increased primarily due to comparatively higher taxable income and higher transition tax payments on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act. Cash paid to employees increased primarily due to salary increases.
Cash flows from investing activities

The cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
We had net cash outflows from investing activities in 2023, compared to net cash inflows from investing activities in 2022, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities and an increase in purchases of property and equipment, primarily related to the purchase of a building to be used as our future corporate headquarters.
Cash flows from financing activities

The cash flows from financing activities primarily relate to share repurchases and proceeds from our employee stock purchase plan.

Net cash used in financing activities decreased in 2023 compared to 2022 primarily due a decrease in share repurchases.
Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2023, there were a total of 0.7 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future if and as we use our available cash for other purposes.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange rates. We have not entered into any market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity
The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2023, we had $744.9 million of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2023, we held foreign currency forward contracts in notional amounts totaling $215.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income. Net gains and losses from the Company’s foreign currency exposure and related hedges are included in Non-operating income (loss), net on the Consolidated Statements of Comprehensive Income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.
 Market Risk Management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2023, the aggregate fair value of the senior notes issued in 2015, 2017 and 2021 was $1.69 billion, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of accounting for income taxes
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognized $301.0 million of deferred tax assets, net as of December 31, 2023. The Company’s income tax expense was $158.9 million for the year ended December 31,2023. The Company conducts business globally and consequently is subject to U.S. federal, state, as well as foreign income taxes in the jurisdictions it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.
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
February 15, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
McLean, Virginia
February 15, 2024

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$240.1	$373.6
Marketable securities	686.3	606.8
Other current assets	61.9	58.3
Total current assets	988.3	1,038.7
Property and equipment, net	233.2	232.0
Goodwill	52.5	52.5
Deferred tax assets	301.0	234.6
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	29.0	30.6
Total long-term assets	760.7	694.7
Total assets	$1,749.0	$1,733.4
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$257.4	$226.5
Deferred revenues	931.1	890.4
Total current liabilities	1,188.5	1,116.9
Long-term deferred revenues	315.0	328.7
Senior notes	1,790.2	1,787.9
Long-term tax and other liabilities	36.3	62.1
Total long-term liabilities	2,141.5	2,178.7
Total liabilities	3,330.0	3,295.6
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 354.9 at December 31, 2023 and 354.5 at December 31, 2022; Outstanding shares: 101.3 at December 31, 2023 and 105.3 at December 31, 2022	11,808.0	12,644.5
Accumulated deficit	(13,386.4)	(14,204.0)
Accumulated other comprehensive loss	(2.6)	(2.7)
Total stockholders’ deficit	(1,581.0)	(1,562.2)
Total liabilities and stockholders’ deficit	$1,749.0	$1,733.4
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,493.1	$1,424.9	$1,327.6
Costs and expenses:
Cost of revenues	197.3	200.7	191.9
Research and development	91.0	85.7	80.5
Selling, general and administrative	204.2	195.4	188.4
Total costs and expenses	492.5	481.8	460.8
Operating income	1,000.6	943.1	866.8
Interest expense	(75.3)	(75.3)	(83.3)
Non-operating income (loss), net	51.2	12.4	(1.3)
Income before income taxes	976.5	880.2	782.2
Income tax (expense) benefit	(158.9)	(206.4)	2.6
Net income	817.6	673.8	784.8
Other comprehensive income	0.1	0.1	—
Comprehensive income	$817.7	$673.9	$784.8

Earnings per share:
Basic	$7.91	$6.24	$7.01
Diluted	$7.90	$6.24	$7.00
Shares used to compute earnings per share
Basic	103.4	107.9	112.0
Diluted	103.5	108.0	112.2
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)

	Year Ended December 31,
	2023	2022	2021
Total stockholders’ deficit, beginning of period	$(1,562.2)	$(1,260.5)	$(1,390.2)

Common stock and additional paid-in capital
Beginning balance	12,644.5	13,620.1	14,275.2
Repurchase of common stock	(901.4)	(1,048.1)	(722.6)
Stock-based compensation	60.8	60.2	55.1
Issuance of common stock under stock plans	12.3	12.3	12.4
Excise tax on repurchase of common stock	(8.2)	—	—
Balance, end of period	11,808.0	12,644.5	13,620.1

Accumulated deficit
Beginning balance	(14,204.0)	(14,877.8)	(15,662.6)
Net income	817.6	673.8	784.8
Balance, end of period	(13,386.4)	(14,204.0)	(14,877.8)

Accumulated other comprehensive loss
Beginning balance	(2.7)	(2.8)	(2.8)
Other comprehensive income	0.1	0.1	—
Balance, end of period	(2.6)	(2.7)	(2.8)

Total stockholders’ deficit, end of period	$(1,581.0)	$(1,562.2)	$(1,260.5)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$817.6	$673.8	$784.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	44.1	46.9	47.9
Stock-based compensation expense	59.7	58.6	53.4
Amortization of discount on investments in debt securities	(27.8)	(7.7)	(0.4)
Other, net	3.3	3.8	6.4
Changes in operating assets and liabilities:
Other assets	(1.5)	9.5	(14.0)
Other liabilities	(2.2)	(13.3)	1.4
Deferred revenues	27.0	65.7	90.5
Net deferred income taxes	(66.4)	(6.2)	(162.8)
Net cash provided by operating activities	853.8	831.1	807.2
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,278.9	1,721.5	2,654.5
Purchases of marketable securities	(1,330.5)	(1,338.4)	(2,870.7)
Purchases of property and equipment	(45.8)	(27.4)	(53.0)
Net cash (used in) provided by investing activities	(97.4)	355.7	(269.2)
Cash flows from financing activities:
Repurchases of common stock	(901.4)	(1,048.1)	(722.6)
Proceeds from employee stock purchase plan	12.3	12.3	12.4
Repayment of borrowings	—	—	(750.0)
Proceeds from borrowings, net of issuance costs	—	—	741.1
Other financing activities	(0.7)	—	—
Net cash used in financing activities	(889.8)	(1,035.8)	(719.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.8)	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(133.5)	150.2	(181.8)
Cash, cash equivalents, and restricted cash at beginning of period	379.0	228.8	410.6
Cash, cash equivalents, and restricted cash at end of period	$245.5	$379.0	$228.8
Supplemental cash flow disclosures:
Cash paid for interest	$72.8	$72.8	$85.6
Cash paid for income taxes, net of refunds received	$239.7	$211.7	$178.4
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. The Company has one reportable segment. The Company helps enable the security, stability, and resiliency of the Domain Name System (“DNS”) and the internet by providing Root Zone Maintainer services, operating two of the thirteen global internet root servers, and providing registration services and authoritative resolution for the .com and .net top-level domains, which support the majority of global e-commerce.
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
 Marketable Securities
Marketable securities primarily consist of debt securities issued by the U.S. Treasury. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive loss. The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations. The Company amortizes the discount on debt securities purchased below par value over the term of the instrument, and recognizes the amounts as interest income included in Non-operating income (loss), net.
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
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $7.2 million and $10.6 million of costs related to internally developed software during 2023 and 2022, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
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
As of December 31, 2023, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
Foreign Currency Remeasurement

Verisign conducts business in several different countries and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income (loss), net. The Company recognized net remeasurement gains of $14.7 million in 2023. Net remeasurement gains and losses were not significant in 2022 and 2021.
Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating income (loss), net. The Company recognized a $9.8 million loss related to foreign currency forward contracts in 2023. Gains and losses related to foreign currency forward contracts were not significant in 2022 and 2021. The liability related to the unrealized loss on foreign currency forward contracts is included in Accounts payable and accrued liabilities on our Consolidated Balance Sheet as of December 31, 2023.
 As of December 31, 2023, Verisign held foreign currency forward contracts in notional amounts totaling $215.7 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
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
DECEMBER 31, 2023, 2022 AND 2021

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction.This guidance will be effective for the annual periods beginning the year ended December 31, 2025. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2023	2022
	(In millions)
Cash	$25.6	$27.0
Time deposits	1.0	4.1
Money market funds (Level 1)	160.3	178.6
Debt securities issued by the U.S. Treasury (Level 1)	744.9	776.1
Total	$931.8	$985.8

Cash and cash equivalents	$240.1	$373.6
Restricted cash (included in Other long-term assets)	5.4	5.4
Total Cash, cash equivalents, and restricted cash	245.5	379.0
Marketable securities	686.3	606.8
Total	$931.8	$985.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of December 31, 2023 are scheduled to mature in less than one year.
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
As of December 31, 2023, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their fair values. The aggregate fair value of the Company’s senior notes is $1.69 billion and $1.65 billion as of December 31, 2023 and December 31, 2022, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Prepaid registry fees	$23.8	$24.3
Prepaid expenses	23.3	24.5
Taxes receivable	7.3	1.9
Accounts receivable, net	6.3	6.2
Other	1.2	1.4
Total other current assets	$61.9	$58.3

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2023	2022
	(In millions)
Computer equipment and software	$409.0	$402.7
Buildings and building improvements	261.3	257.5
Land	37.9	31.1
Office equipment and furniture	11.0	10.4
Capital work in progress	16.1	3.6
Leasehold improvements	1.6	1.5
Total cost	736.9	706.8
Less: accumulated depreciation	(503.7)	(474.8)
Total property and equipment, net	$233.2	$232.0
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
Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2023	2022
	(In millions)
Goodwill, gross	$1,537.8	$1,537.8
Accumulated goodwill impairment	(1,485.3)	(1,485.3)
Total goodwill	$52.5	$52.5
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
Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Long-term prepaid registry fees	$8.3	$9.1
Operating lease right-of-use asset	7.4	7.2
Restricted cash	5.4	5.4
Long-term prepaid expenses	4.8	6.6
Other	3.1	2.3
Total other long-term assets	$29.0	$30.6

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of December 31, 2023 reflects amortization of $39.5 million during 2023 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Accounts payable and accrued expenses	$12.5	$9.8
Customer deposits	77.2	72.0
Accrued employee compensation	61.2	59.0
Taxes payable	49.5	37.4
Interest payable	19.5	19.5
Accrued registry fees	12.3	12.7
Unrealized loss on foreign currency forward contracts	10.7	0.1
Customer incentives payable	6.5	7.1
Current operating lease liabilities	5.1	5.5
Other accrued liabilities	2.9	3.4
Total accounts payable and accrued liabilities	$257.4	$226.5
The balance of customer deposits varies from period to period due to the timing of payments from certain large customers. Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Long-term tax liabilities	$34.1	$60.5
Long-term operating lease liabilities	2.2	1.6
Long-term tax and other liabilities	$36.3	$62.1
Long-term tax liabilities include accruals for unrecognized tax benefits and the long-term portion of the U.S. income taxes payable on the Company’s accumulated foreign earnings (“Transition Tax”) resulting from the 2017 Tax Cuts and Jobs Act.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Note 4. Debt
Senior Notes
The following table summarizes information related to our Senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2023	2022
				(in millions except interest rates)
Senior notes due 2025	March 27, 2015	April 1, 2025	5.25%	$500.0	$500.0
Senior notes due 2027	July 5, 2017	July 15, 2027	4.75%	550.0	550.0
Senior notes due 2031	June 8, 2021	June 15, 2031	2.70%	750.0	750.0
Principal amount of senior notes				1,800.0	1,800.0
Less: unamortized issuance costs				(9.8)	(12.1)
Total Senior notes				$1,790.2	$1,787.9
The 2031 Notes were issued at 99.712% of par value. The 2025 and 2027 notes were issued at par and all outstanding senior notes are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.
2023 Credit Facility
On December 6, 2023, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2023 Credit Facility”) which takes the place of its prior unsecured revolving credit facility. The 2023 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0, which may be increased subject to certain conditions defined in the 2023 Credit Facility Agreement. As of December 31, 2023, there were no borrowings outstanding under the 2023 Credit Facility, and the Company was in compliance with the financial covenants. The 2023 Credit Facility expires on December 6, 2028, at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of the tax withholding due upon vesting of RSUs.
Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of approximately $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2023, there was approximately $1.12 billion remaining available for repurchases under the program.

The summary of the Company’s common stock repurchases for 2023, 2022 and 2021 are as follows:

	2023		2022		2021
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	4.2	$210.28	5.5	$187.07	3.3	$215.16
Total repurchases for tax withholdings	0.1	$211.29	0.1	$202.21	0.1	$209.40
Total repurchases	4.3	$210.30	5.6	$187.28	3.4	$214.97
Total costs	$901.4		$1,048.1		$722.6

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Since inception, the Company has repurchased 253.6 million shares of its common stock for an aggregate cost of $13.65 billion, which is recorded as a reduction of Additional paid-in capital. The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In 2023, the Company included the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accounts payable and accrued liabilities on our Consolidated Balance Sheet as of December 31, 2023. The share repurchase and authorization amounts disclosed within this Form 10-K exclude the excise tax.
Accumulated Other Comprehensive Loss
The Accumulated other comprehensive loss balances as of December 31, 2023 and 2022 primarily consists of foreign currency translation adjustment losses. There were no significant changes to accumulated other comprehensive loss balances for the periods presented.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Weighted-average shares of common stock outstanding	103.4	107.9	112.0
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	0.1	0.2
Shares used to compute diluted earnings per share	103.5	108.0	112.2
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
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
U.S	$994.7	$937.6	$851.3
EMEA	228.2	226.0	231.7
China	91.6	106.0	101.7
Other	178.6	155.3	142.9
Total revenues	$1,493.1	$1,424.9	$1,327.6
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Major Customers
Our largest customer accounted for approximately 32% of revenues in 2023 and 2022 and approximately 33% of revenues in 2021. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance in 2023 is primarily driven by amounts billed in 2023 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $857.1 million of revenues recognized that were included in the deferred revenues balance at December 31, 2022. The balance of deferred revenues as of December 31, 2023 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.
Note 8. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $5.8 million in 2023, $5.5 million in 2022, and $5.2 million in 2021 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (the “2006 Plan”). As of December 31, 2023, a total of 7.5 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, generally vest over a three year term. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock. This option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2023, 2.8 million shares of the Company’s common stock remain reserved for future issuance under this plan.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cost of revenues	$7.1	$7.2	$6.5
Research and development	10.0	9.5	8.3
Selling, general and administrative	42.6	41.9	38.6
Stock-based compensation expense	59.7	58.6	53.4
Capitalization (included in Property and equipment, net)	1.1	1.6	1.7
Total stock-based compensation	$60.8	$60.2	$55.1
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
RSUs	$47.1	$43.8	$41.5
PSUs	9.3	12.1	9.3
ESPP	4.4	4.3	4.3
Total stock-based compensation	$60.8	$60.2	$55.1
The income tax benefit that was included within Income tax (expense) benefit related to these stock-based compensation expenses for 2023, 2022, and 2021 was $11.7 million, $13.8 million, and $12.4 million, respectively.
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in millions)
Unvested at beginning of period	0.6	$206.32
Granted	0.4	$212.80
Vested and settled	(0.3)	$205.66
Unvested at end of period	0.7	$209.80
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2023 include 0.2 million PSUs. The number of shares received upon vesting of these PSUs may range from less than 0.1 million to 0.4 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $205.96 on December 31, 2023. As of December 31, 2023, the aggregate market value of unvested RSUs was $137.5 million. The fair values of RSUs that vested during 2023, 2022, and 2021 were $58.8 million, $51.4 million, and $70.3 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021, was $210.94 and $200.64, respectively. As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $97.7 million which is expected to be recognized over a weighted-average period of 2.4 years.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
Note 9. Non-operating Income (Loss), Net
The following table presents the components of Non-operating income (loss), net:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Interest income	$46.1	$14.9	$0.6
Loss on extinguishment of debt	—	—	(2.1)
Other, net	5.1	(2.5)	0.2
Total non-operating income (loss), net	$51.2	$12.4	$(1.3)
Interest income is earned principally from the Company’s surplus cash balances and marketable securities. The increase in interest income in 2023 reflects higher interest rates on the Company’s investments in debt securities. The redemption of the 2023 senior notes in 2021 resulted in a loss on debt extinguishment of $2.1 million related to the unamortized debt issuance costs on the notes. Other non-operating income, net in 2023 reflects net gains and losses from the Company’s foreign currency exposure and related hedges.
Note 10. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
United States	$607.1	$558.5	$489.4
Foreign	369.4	321.7	292.8
Total income before income taxes	$976.5	$880.2	$782.2
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current expense:
Federal	$159.1	$145.1	$97.5
State	28.0	41.7	32.2
Foreign, including withholding tax	24.4	26.3	29.8
	211.5	213.1	159.5
Deferred expense (benefit):
Federal	(25.6)	(18.0)	3.9
State	11.2	(4.8)	(0.2)
Foreign	(38.2)	16.1	(165.8)
	(52.6)	(6.7)	(162.1)
Total income tax expense (benefit)	$158.9	$206.4	$(2.6)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
The Company's state current expense was lower in 2023 due to a beneficial change in certain state income apportionment rules, which became effective starting in 2023. The new apportionment rules required the Company to write down certain of its deferred tax assets resulting in a net state deferred expense in 2023.
The difference between income tax expense (benefit) and the amount resulting from applying the federal statutory rate of 21% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Income tax expense at federal statutory rate	$205.1	$184.8	$164.3
Non-U.S. intellectual property	(118.0)	—	(165.5)
Change in valuation allowance	66.1	0.1	0.1
State taxes, net of federal benefit	28.5	29.2	25.5
Effect of non-U.S. operations	(15.5)	(9.5)	(23.3)
Remeasurement of unrecognized tax benefits	(8.3)	(1.5)	(5.1)
Other	1.0	3.3	1.4
Total income tax expense (benefit)	$158.9	$206.4	$(2.6)
During the fourth quarter of 2023, due to a change in local tax systems, the Company recognized amortizable tax basis related to a portion of its non-U.S. intellectual property based on a fair value of approximately $1.80 billion. This intellectual property had no book value, resulting in the recognition of a $118.0 million deferred tax asset and a corresponding income tax benefit in 2023.
During the fourth quarter of 2021, as part of a legal entity reorganization, the Company completed an internal transfer of certain of its non-U.S. intellectual property which had no book value. This transfer created amortizable tax basis for the receiving entity based on the $1.20 billion fair value of the intellectual property, which resulted in the recognition of a $165.5 million deferred tax asset and a corresponding income tax benefit. During the fourth quarter of 2023, due to the change in the tax systems mentioned above, the Company determined that it is more likely than not that a portion of the aforementioned deferred tax asset will not be realized, and as a result, recognized a valuation allowance of $64.7 million.
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Intellectual property	$266.2	$147.0
Deferred revenue, accruals and reserves	72.9	73.7
Research and development costs	23.6	12.0
Tax credit carryforwards	4.6	3.8
Net operating loss carryforwards	2.2	3.4
Other	6.0	1.8
Total deferred tax assets	375.5	241.7
Valuation allowance	(73.6)	(5.5)
Net deferred tax assets	301.9	236.2
Deferred tax liabilities	(0.9)	(1.6)
Total net deferred tax assets	$301.0	$234.6
With the exception of a portion of deferred tax assets related to intellectual property and certain state and foreign net operating loss and foreign tax credit carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
As part of the Tax Cuts and Jobs Act of 2017, domestic and foreign research and development expenses, including costs related to internally developed software, are required to be amortized for income tax purposes, over five and fifteen years, respectively, beginning with our 2022 tax year.
As of December 31, 2023, the Company’s deferred tax assets included $38.4 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2023 consisted primarily of foreign tax credit carryforwards. The state net operating loss carryforwards expire in various years from 2024 through 2034. The foreign tax credits will expire between 2028 and 2033.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2023	2022
	(In millions)
Beginning balance	$15.1	$16.0
Increases in tax positions for prior years	0.1	0.1
Increases in tax positions for current year	5.0	1.4
Lapse in statute of limitations	(10.6)	(2.4)
Ending balance	$9.6	$15.1
As of December 31, 2023, approximately $7.1 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The Company does not expect the balance of unrecognized tax benefits to change materially during the next twelve months.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the Commonwealth of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are not currently under examination by the IRS and only the Company’s tax returns for 2020 and years thereafter are subject to examination. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has previously used net operating loss carryforwards and other tax attributes to offset its taxable income in income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute of limitations closes on the year in which such attributes were utilized. The open years for examination in Switzerland are the 2019 tax year and forward.

Note 11. Commitments and Contingencies
The following table represents the minimum payments required by Verisign under certain purchase obligations, certain U.S. income tax obligations, leases, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Transition Tax	Senior Notes	Total
	(In millions)
2024	$49.3	$19.4	$72.6	$141.3
2025	18.7	24.3	559.5	602.5
2026	1.6	—	46.4	48.0
2027	0.1	—	596.4	596.5
2028	0.2	—	20.3	20.5
Thereafter	0.1	—	800.6	800.7
Total	$70.0	$43.7	$2,095.8	$2,209.5
The amounts in the table above exclude $7.1 million of unrecognized tax benefits, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2023, 2022 AND 2021
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
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2024. Under this agreement, the Company pays ICANN on a quarterly basis, $0.25 for each annual term of a domain name registered or renewed during such quarter. The Company incurred registry fees for the .com registry of $38.1 million in 2023, $39.9 million in 2022, and $40.6 million in 2021.
In connection with the .com Registry Agreement with ICANN, the Company is required to make annual payments of $4.0 million to ICANN through 2025 to support efforts to maintain the security and stability of the DNS. The payments for 2024 and 2025 are included in Purchase obligations in the table above.
Verisign leases a small portion of its office space and a portion of its data center facilities under operating leases, the longest of which extends into 2026. Rental expenses under operating leases were not material in any period presented. Operating lease obligations for 2024 through 2026 are included in Purchase obligations in the table above.
The Transition Tax amounts in the table above are the remaining installments of U.S. income taxes payable on our accumulated foreign earnings pursuant to the 2017 Tax Cuts and Jobs Act.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2023. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On November 22, 2023, Danny McPherson, the Company’s Executive Vice President, Engineering, Operations and Chief Security Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 6,000 shares of Company common stock between March 1, 2024 and March 28, 2025, subject to certain conditions.
No other directors or executive officers adopted, terminated or modified plans or other arrangements during the quarter ended December 31, 2023.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees, Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee will be included under the captions “Proposal No. 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated herein by reference (our “2024 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2024 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for 2023,” and “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2024 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
Information required by this item is incorporated herein by reference to our 2024 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.	10-K	2/19/21	3.02

4.01	Indenture, dated as of April 16, 2013, between VeriSign, Inc., each of the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4/17/13	4.1

4.02	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.03	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

4.04	Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.05	First Supplemental Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/2021	4.2

4.06	Description of Securities of the Registrant	10-K	2/19/21	4.04

10.01	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.02	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.04	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.6	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.7	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.8	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in 2022 and 2023+	10-Q	4/28/16	10.01

10.9	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.10	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in or after 2024+				X

10.11	Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on October 20, 2016	8-K	10/20/16	10.1

10.12	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.13	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.14	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.15	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

10.16	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018	10-K	2/15/19	10.20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17	Second Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2019	10-K	2/14/20	10.21

10.18	Amendment to Asset Purchase Agreement and Transition Services Agreement between Neustar, Inc. and VeriSign, Inc., dated as of December 10, 2019†	10-K	2/14/20	10.22

10.19	Third Amendment to the .com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on March 27, 2020.	8-K	03/27/20	10.1

10.20	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers.	8-K	06/30/23	10.1

10.21	Credit Agreement, dated as of December 6, 2023 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	12/08/23	10.1

10.22	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

97	Incentive-Based Compensation Recovery Policy				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 15th day of February 2024.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February 2024.

Signature	Title

/S/ D. JAMES BIDZOS	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ COURTNEY D. ARMSTRONG	Director
COURTNEY D. ARMSTRONG

/S/ YEHUDA ARI BUCHALTER	Director
YEHUDA ARI BUCHALTER

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ THOMAS F. FRIST III	Director
THOMAS F. FRIST III

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON