Form 10-Q
period 2024-03-31
VERISIGN INC/CA
filed 2024-04-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 19, 2024
Common stock, $0.001 par value per share	99.6 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$731.8	$240.1
Marketable securities	192.9	686.3
Other current assets	63.6	61.9
Total current assets	988.3	988.3
Property and equipment, net	227.2	233.2
Goodwill	52.5	52.5
Deferred tax assets	283.2	301.0
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	31.6	29.0
Total long-term assets	739.5	760.7
Total assets	$1,727.8	$1,749.0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$249.9	$257.4
Deferred revenues	964.0	931.1
Total current liabilities	1,213.9	1,188.5
Long-term deferred revenues	320.8	315.0
Senior notes	1,790.7	1,790.2
Long-term tax and other liabilities	38.1	36.3
Total long-term liabilities	2,149.6	2,141.5
Total liabilities	3,363.5	3,330.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.1 at March 31, 2024 and 354.9 at December 31, 2023; Outstanding shares: 100.1 at March 31, 2024 and 101.3 at December 31, 2023	11,559.4	11,808.0
Accumulated deficit	(13,192.3)	(13,386.4)
Accumulated other comprehensive loss	(2.8)	(2.6)
Total stockholders’ deficit	(1,635.7)	(1,581.0)
Total liabilities and stockholders’ deficit	$1,727.8	$1,749.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$384.3	$364.4
Costs and expenses:
Cost of revenues	49.1	49.9
Research and development	24.8	24.2
Selling, general and administrative	51.5	49.0
Total costs and expenses	125.4	123.1
Operating income	258.9	241.3
Interest expense	(18.8)	(18.8)
Non-operating income, net	13.9	11.3
Income before income taxes	254.0	233.8
Income tax expense	(59.9)	(55.1)
Net income	194.1	178.7
Other comprehensive loss	(0.2)	—
Comprehensive income	$193.9	$178.7

Earnings per share:
Basic	$1.93	$1.70
Diluted	$1.92	$1.70
Shares used to compute earnings per share
Basic	100.8	104.9
Diluted	100.9	105.0
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Total stockholders’ deficit, beginning of period	$(1,581.0)	$(1,562.2)

Common stock and additional paid-in capital
Beginning balance	11,808.0	12,644.5
Repurchase of common stock	(269.9)	(230.5)
Stock-based compensation	15.3	14.1
Issuance of common stock under stock plans	8.3	8.0
Excise tax on repurchase of common stock	(2.3)	(1.9)
Balance, end of period	11,559.4	12,434.2

Accumulated deficit
Beginning balance	(13,386.4)	(14,204.0)
Net income	194.1	178.7
Balance, end of period	(13,192.3)	(14,025.3)

Accumulated other comprehensive loss
Beginning balance	(2.6)	(2.7)
Other comprehensive loss	(0.2)	—
Balance, end of period	(2.8)	(2.7)

Total stockholders’ deficit, end of period	$(1,635.7)	$(1,593.8)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$194.1	$178.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	9.8	11.6
Stock-based compensation expense	15.1	13.8
Amortization of discount on investments in debt securities	(7.0)	(4.0)
Other, net	1.0	1.1
Changes in operating assets and liabilities:
Other assets	(4.1)	1.9
Other liabilities	(8.0)	12.1
Deferred revenues	38.6	41.8
Net deferred income taxes	17.8	2.0
Net cash provided by operating activities	257.3	259.0
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	658.0	562.0
Purchases of marketable securities	(157.8)	(146.5)
Purchases of property and equipment	(3.8)	(5.7)
Net cash provided by investing activities	496.4	409.8
Cash flows from financing activities:
Repurchases of common stock	(269.9)	(230.5)
Proceeds from employee stock purchase plan	8.3	8.0
Net cash used in financing activities	(261.6)	(222.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	(0.2)
Net increase in cash, cash equivalents, and restricted cash	491.7	446.1
Cash, cash equivalents, and restricted cash at beginning of period	245.5	379.0
Cash, cash equivalents, and restricted cash at end of period	$737.2	$825.1
Supplemental cash flow disclosures:
Cash paid for interest	$13.1	$13.1
Cash paid for income taxes, net of refunds received	$16.1	$18.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC on February 15, 2024.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for our 2024 Form 10-K, and for interim periods beginning in 2025. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for our 2025 Form 10-K. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2024	2023
	(In millions)
Cash	$23.6	$25.6
Time deposits	1.9	1.0
Money market funds (Level 1)	202.5	160.3
Debt securities issued by the U.S. Treasury (Level 1)	702.1	744.9
Total	$930.1	$931.8

Cash and cash equivalents	$731.8	$240.1
Restricted cash (included in Other long-term assets)	5.4	5.4
Total Cash, cash equivalents, and restricted cash	737.2	245.5
Marketable securities	192.9	686.3
Total	$930.1	$931.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of March 31, 2024 are scheduled to mature in less than one year.

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
As of March 31, 2024, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.67 billion and $1.69 billion as of March 31, 2024 and December 31, 2023, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2024	2023
	(In millions)
Prepaid expenses	$25.3	$23.3
Prepaid registry fees	24.1	23.8
Accounts receivable, net	6.5	6.3
Foreign currency forward contracts	5.3	—
Taxes receivable	1.4	7.3
Other	1.0	1.2
Total other current assets	$63.6	$61.9
Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2024	2023
	(In millions)
Long-term prepaid registry fees	$8.3	$8.3
Operating lease right-of-use asset	7.4	7.4
Long-term prepaid expenses	7.2	4.8
Restricted cash	5.4	5.4
Other	3.3	3.1
Total other long-term assets	$31.6	$29.0
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(In millions)
Accounts payable and accrued expenses	$9.4	$12.5
Taxes payable	83.7	49.5
Customer deposits	66.9	77.2
Accrued employee compensation	38.2	61.2
Interest payable	24.6	19.5
Accrued registry fees	13.7	12.3
Customer incentives payable	6.2	6.5
Current operating lease liabilities	5.0	5.1
Foreign currency forward contracts	—	10.7
Other accrued liabilities	2.2	2.9
Total accounts payable and accrued liabilities	$249.9	$257.4
Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. The balance of customer deposits varies from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2023 was paid during the three months ended March 31, 2024. Interest payable varies at each period-end based on the payment due dates for each senior note issuance. The liability related to the unrealized loss on foreign currency forward contracts as of December 31, 2023 was remeasured and paid upon settlement of the forward contract during the three months ended March 31, 2024.
Note 4. Share Repurchases
Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of March 31, 2024 there was approximately $859.6 million remaining available for repurchases under the program.
The Company’s share repurchases are as following. Amounts may not add up due to rounding:

	Three Months Ended March 31, 2024
	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	1.3	$260.4	$196.37
Total repurchases for tax withholdings	—	9.5	$197.84
Total repurchases	1.4	$269.9	$196.42
Since inception, the Company has repurchased 254.9 million shares of its common stock for an aggregate cost of $13.92 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax on share repurchases.

Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Weighted-average shares of common stock outstanding	100.8	104.9
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	0.1
Shares used to compute diluted earnings per share	100.9	105.0
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
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2024	2023
	(In millions)
U.S.	$255.3	$242.8
EMEA	60.3	55.0
China	20.7	25.1
Other	48.0	41.5
Total revenues	$384.3	$364.4
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
Deferred Revenues
As payments for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the three months ended March 31, 2024 was primarily driven by amounts billed in the three months ended March 31, 2024 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $343.0 million of revenues recognized that were included in the deferred revenues balance at December 31, 2023. The balance of deferred revenues as of March 31, 2024 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Cost of revenues	$2.0	$1.3
Research and development	2.6	2.5
Selling, general and administrative	10.5	10.0
Stock-based compensation expense	15.1	13.8
Capitalization (included in Property and equipment, net)	0.2	0.3
Total stock-based compensation	$15.3	$14.1

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2024	2023
	(In millions)
RSUs	$12.1	$10.9
Performance-based RSUs	2.1	2.1
ESPP	1.1	1.1
Total stock-based compensation	$15.3	$14.1
Note 8. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $12.0 million and $10.7 million during the three months ended March 31, 2024 and 2023, respectively. The increase in interest income in the first quarter of 2024 reflects higher interest rates on the Company’s investments in debt securities.
Note 9. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Income tax expense	$59.9	$55.1
Effective tax rate	24%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2023 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
As of March 31, 2024, we had 172.5 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $384.3 million during the three months ended March 31, 2024, which represents an increase of 5% compared to the same period in 2023.
•We recorded operating income of $258.9 million during the three months ended March 31, 2024, which represents an increase of 7% compared to the same period in 2023.
•As of March 31, 2024, we had 172.5 million .com and .net registrations in the domain name base, which represents a 1.3% decrease from March 31, 2023, and a net decrease of 0.3 million domain name registrations from December 31, 2023.
•During the three months ended March 31, 2024, we processed 9.5 million new domain name registrations for .com and .net compared to 10.3 million for the same period in 2023.
•The final .com and .net renewal rate for the fourth quarter of 2023 was 73.2% compared to 73.3% for the fourth quarter of 2022. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•During the three months ended March 31, 2024, we repurchased 1.3 million shares of our common stock for an aggregate cost of $260.4 million. As of March 31, 2024, there was $859.6 million remaining for future share repurchases under the share repurchase program.
•We generated cash flows from operating activities of $257.3 million during the three months ended March 31, 2024, compared to $259.0 million for the same period in 2023.

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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2024	2023
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	12.8	13.7
Research and development	6.4	6.6
Selling, general and administrative	13.4	13.5
Total costs and expenses	32.6	33.8
Operating income	67.4	66.2
Interest expense	(4.9)	(5.2)
Non-operating income, net	3.6	3.2
Income before income taxes	66.1	64.2
Income tax expense	(15.6)	(15.2)
Net income	50.5%	49.0%
Revenues
Our revenues are primarily derived from registrations for domain names in the .com and .net domain name registries. We also derive revenues from operating domain name registries and technical systems for several other gTLDs and one ccTLD, all of which are not significant in relation to our consolidated revenues. For domain names registered in the .com and .net registries, we receive a fee from registrars per annual registration that is determined pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with registrars or their resellers, and the registrars, who are our direct customers, in turn register the domain names with Verisign. Changes in revenues are driven largely by changes in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted by ICANN and the Department of Commerce. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of internet users, as well as marketing activities carried out by us and our registrars. We also offer promotional incentive-based discount programs to registrars based upon market conditions and the business environment in which the registrars operate.
Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period beginning on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.97 to $9.59 effective September 1, 2023. On February 8, 2024, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26, effective September 1, 2024. Under the .net Registry Agreement which renewed in June 2023, we are permitted to increase the price of .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. We increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92 effective February 1, 2023 and from $9.92 to $10.91 effective February 1, 2024. All fees paid to us for .com and .net registrations are in U.S. dollars.

A comparison of revenues is presented below:

	Three Months Ended March 31,
	2024	% Change	2023
	(Dollars in millions)
Revenues	$384.3	5%	$364.4
The following table compares the .com and .net domain name registrations in the domain name base:

	March 31, 2024	% Change	March 31, 2023
.com and .net domain name registrations in the domain name base	172.5 million	(1)%	174.8 million
Revenues increased during the three months ended March 31, 2024, as compared to the same periods last year, primarily due to an increase in revenues from the operation of the registry for the .com gTLD supported by the price increases that became effective September 1, 2023 and 2022.
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
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2024	% Change	2023
	(Dollars in millions)
U.S.	$255.3	5%	$242.8
EMEA	60.3	10%	55.0
China	20.7	(18)%	25.1
Other	48.0	16%	41.5
Total revenues	$384.3		$364.4
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S., EMEA and certain other countries, while revenues from registrars based in China declined in the three months ended March 31, 2024 compared to the same period of the prior year due to the lower demand noted above.
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2024	% Change	2023
	(Dollars in millions)
Cost of revenues	$49.1	(2)%	$49.9
Cost of revenues decreased slightly during the three months ended March 31, 2024, compared to the same period last year, due to a combination of individually insignificant factors.

Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2024	% Change	2023
	(Dollars in millions)
Research and development	$24.8	3%	$24.2
Research and development expenses increased slightly during the three months ended March 31, 2024, compared to the same period last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended March 31,
	2024	% Change	2023
	(Dollars in millions)
Selling, general and administrative	$51.5	5%	$49.0
Selling, general and administrative expenses increased during the three months ended March 31, 2024, compared to the same period last year, due to a combination of individually insignificant factors.
Interest expense
Interest expense remained consistent during the three months ended March 31, 2024 compared to the same period last year.
Non-operating income, net
Non-operating income, net increased during the three months ended March 31, 2024, compared to the same period last year, primarily due to an increase in interest income driven by higher interest rates on our investments in debt securities.
Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Income tax expense	$59.9	$55.1
Effective tax rate	24%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$731.8	$240.1
Marketable securities	192.9	686.3
Total	$924.7	$926.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of March 31, 2024, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. During the three months ended March 31, 2024, we repurchased 1.3 million shares of our common stock for an aggregate cost of $260.4 million. As of March 31, 2024, there was approximately $859.6 million remaining available for future share repurchases under the share repurchase program.
As of March 31, 2024, we had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of March 31, 2024, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2028.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our cash requirements have not changed materially since the 2023 Form 10-K.
In summary, our cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$257.3	$259.0
Net cash provided by investing activities	496.4	409.8
Net cash used in financing activities	(261.6)	(222.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	(0.2)
Net increase in cash, cash equivalents, and restricted cash	$491.7	$446.1
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased slightly during the three months ended March 31, 2024, compared to the same period last year, primarily due to an increase in cash paid to employees and vendors, partially offset by an increase in cash received from customers. Cash paid to employees and vendors increased primarily due to the timing of payments and an increase in operating expenses. Cash received from customers increased primarily due to the .com price increase that became effective on September 1, 2023 and the .net price increase that became effective on February 1, 2024.

Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities increased during the three months ended March 31, 2024, compared to the same period last year, primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and proceeds from our employee stock purchase plan.
Net cash used in financing activities increased during the three months ended March 31, 2024, compared to the same period last year, primarily due to an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As previously disclosed, Afilias Domains No. 3 Limited (now called Altanovo Domains Limited ) (“Afilias”), a competitor and losing bidder in the .web auction, filed another Independent Review Process (“IRP”) under ICANN’s bylaws, on July 14, 2023. On April 11, 2024, Verisign and Nu Dotco, LLC submitted a written request to participate in the IRP.

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
ITEM 1A.    RISK FACTORS
Our business, operating results, financial condition, reputation, cash flows or prospects can be materially adversely affected by a number of factors including but not limited to those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors.” In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, cash flows and prospects. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors described in Part I, Item 1A of the 2023 Form 10-K and in other filings we make with the SEC. There have been no material changes to the Company’s risk factors since the 2023 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
January 1 - 31, 2024	382	$202.87	382	$1,042.6	million
February 1 - 29, 2024	449	$196.63	449	$954.2	million
March 1 - 31, 2024	495	$191.13	495	$859.6	million
	1,326		1,326
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
ITEM 5.    OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On April 22, 2024, our Board of Directors appointed John D. Calys, age 64, as our Senior Vice President, Chief Accounting Officer and Principal Accounting Officer, effective immediately. From 2020, Mr. Calys served as our Senior Vice President and Global Controller and as Vice President and Global Controller from 2010 through 2020. He also served as our interim Chief Financial Officer in 2011 and 2012.
There are no arrangements or understandings between Mr. Calys and any other persons, pursuant to which he was appointed as Senior Vice President, Chief Accounting Officer and Principal Accounting Officer, no family relationships among any of the Company’s directors or executive officers and Mr. Calys and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. In connection with his appointment, the Company will enter into its standard form of indemnity agreement.

Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.
No directors or executive officers adopted, terminated or modified plans or other arrangements during the quarter ended March 31, 2024.
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

VERISIGN, INC.

Date: April 25, 2024	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 25, 2024	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer