Form 10-Q
period 2024-06-30
VERISIGN INC/CA
filed 2024-07-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 19, 2024
Common stock, $0.001 par value per share	97.6 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$252.2	$240.1
Marketable securities	437.7	686.3
Other current assets	71.3	61.9
Total current assets	761.2	988.3
Property and equipment, net	227.8	233.2
Goodwill	52.5	52.5
Deferred tax assets	279.8	301.0
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	38.8	29.0
Total long-term assets	743.9	760.7
Total assets	$1,505.1	$1,749.0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$224.2	$257.4
Deferred revenues	967.1	931.1
Total current liabilities	1,191.3	1,188.5
Long-term deferred revenues	321.6	315.0
Senior notes	1,791.3	1,790.2
Long-term tax and other liabilities	17.3	36.3
Total long-term liabilities	2,130.2	2,141.5
Total liabilities	3,321.5	3,330.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.1 at June 30, 2024 and 354.9 at December 31, 2023; Outstanding shares: 98.0 at June 30, 2024 and 101.3 at December 31, 2023	11,179.9	11,808.0
Accumulated deficit	(12,993.5)	(13,386.4)
Accumulated other comprehensive loss	(2.8)	(2.6)
Total stockholders’ deficit	(1,816.4)	(1,581.0)
Total liabilities and stockholders’ deficit	$1,505.1	$1,749.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$387.1	$372.0	$771.4	$736.4
Costs and expenses:
Cost of revenues	47.1	50.3	96.2	100.2
Research and development	23.8	22.2	48.6	46.4
Selling, general and administrative	50.0	50.8	101.5	99.8
Total costs and expenses	120.9	123.3	246.3	246.4
Operating income	266.2	248.7	525.1	490.0
Interest expense	(18.8)	(18.9)	(37.6)	(37.7)
Non-operating income, net	11.5	12.7	25.4	24.0
Income before income taxes	258.9	242.5	512.9	476.3
Income tax expense	(60.1)	(56.8)	(120.0)	(111.9)
Net income	198.8	185.7	392.9	364.4
Other comprehensive loss	—	(0.7)	(0.2)	(0.7)
Comprehensive income	$198.8	$185.0	$392.7	$363.7

Earnings per share:
Basic	$2.01	$1.79	$3.93	$3.49
Diluted	$2.01	$1.79	$3.93	$3.49
Shares used to compute earnings per share
Basic	98.9	103.9	99.9	104.4
Diluted	99.0	104.0	99.9	104.5
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stockholders’ deficit, beginning of period	$(1,635.7)	$(1,593.8)	$(1,581.0)	$(1,562.2)

Common stock and additional paid-in capital
Beginning balance	11,559.4	12,434.2	11,808.0	12,644.5
Repurchase of common stock	(390.3)	(222.9)	(660.2)	(453.4)
Stock-based compensation	14.6	15.9	29.9	30.0
Issuance of common stock under stock plans	—	—	8.3	8.0
Excise tax on repurchase of common stock	(3.8)	(2.1)	(6.1)	(4.0)
Balance, end of period	11,179.9	12,225.1	11,179.9	12,225.1

Accumulated deficit
Beginning balance	(13,192.3)	(14,025.3)	(13,386.4)	(14,204.0)
Net income	198.8	185.7	392.9	364.4
Balance, end of period	(12,993.5)	(13,839.6)	(12,993.5)	(13,839.6)

Accumulated other comprehensive loss
Beginning balance	(2.8)	(2.7)	(2.6)	(2.7)
Other comprehensive loss	—	(0.7)	(0.2)	(0.7)
Balance, end of period	(2.8)	(3.4)	(2.8)	(3.4)

Total stockholders’ deficit, end of period	$(1,816.4)	$(1,617.9)	$(1,816.4)	$(1,617.9)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$392.9	$364.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	19.1	22.9
Stock-based compensation expense	29.4	29.5
Amortization of discount on investments in debt securities	(11.1)	(9.3)
Other, net	1.6	2.0
Changes in operating assets and liabilities:
Other assets	(19.2)	(1.0)
Other liabilities	(58.8)	(48.7)
Deferred revenues	42.6	41.5
Net deferred income taxes	21.2	3.0
Net cash provided by operating activities	417.7	404.3
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	727.6	721.3
Purchases of marketable securities	(468.1)	(697.6)
Purchases of property and equipment	(13.0)	(12.2)
Net cash provided by investing activities	246.5	11.5
Cash flows from financing activities:
Repurchases of common stock	(660.2)	(453.4)
Proceeds from employee stock purchase plan	8.3	8.0
Net cash used in financing activities	(651.9)	(445.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	(0.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12.0	(29.8)
Cash, cash equivalents, and restricted cash at beginning of period	245.5	379.0
Cash, cash equivalents, and restricted cash at end of period	$257.5	$349.2
Supplemental cash flow disclosures:
Cash paid for interest	$36.4	$36.4
Cash paid for income taxes, net of refunds received	$138.6	$132.4

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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2024	2023
	(In millions)
Cash	$23.9	$25.6
Time deposits	1.1	1.0
Money market funds (Level 1)	232.5	160.3
Debt securities issued by the U.S. Treasury (Level 1)	437.7	744.9
Total	$695.2	$931.8

Cash and cash equivalents	$252.2	$240.1
Restricted cash (included in Other long-term assets)	5.3	5.4
Total Cash, cash equivalents, and restricted cash	257.5	245.5
Marketable securities	437.7	686.3
Total	$695.2	$931.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of June 30, 2024 are scheduled to mature in less than one year.

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
As of June 30, 2024, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.67 billion and $1.69 billion as of June 30, 2024 and December 31, 2023, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2024	2023
	(In millions)
Prepaid expenses	$30.1	$23.3
Prepaid registry fees	24.5	23.8
Taxes receivable	11.0	7.3
Accounts receivable, net	3.6	6.3
Other	2.1	1.2
Total other current assets	$71.3	$61.9
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2024	2023
	(In millions)
Operating lease right-of-use asset	$11.7	$7.4
Long-term prepaid expenses	10.3	4.8
Long-term prepaid registry fees	8.2	8.3
Restricted cash	5.3	5.4
Other	3.3	3.1
Total other long-term assets	$38.8	$29.0
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(In millions)
Accounts payable and accrued expenses	$9.0	$12.5
Customer deposits	67.4	77.2
Taxes payable	54.7	49.5
Accrued employee compensation	45.3	61.2
Interest payable	19.5	19.5
Accrued registry fees	13.2	12.3
Current operating lease liabilities	6.0	5.1
Customer incentives payable	5.4	6.5
Foreign currency forward contracts	—	10.7
Other accrued liabilities	3.7	2.9
Total accounts payable and accrued liabilities	$224.2	$257.4
The balance of customer deposits varies from period to period due to the timing of payments from certain large customers. Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2023 was paid during the six months ended June 30, 2024. The liability related to the unrealized loss on foreign currency forward contracts as of December 31, 2023 was remeasured and paid upon settlement of the forward contract during the six months ended June 30, 2024.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(In millions)
Long-term tax liabilities	$11.7	$34.1
Long-term operating lease liabilities	5.6	2.2
Long-term tax and other liabilities	$17.3	$36.3
Long-term tax liabilities as of June 30, 2024 reflects a $24.1 million reclassification to current liabilities of the final installment of the transition tax liability on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act.

Note 4. Share Repurchases
Effective July 27, 2023, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of June 30, 2024 there was approximately $471.6 million remaining available for repurchases under the program. Effective July 25, 2024, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.
The Company’s share repurchases are as following. Amounts may not add up due to rounding:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Shares	Total Costs	Average Price	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	2.2	$388.0	$177.68	3.5	$648.4	$184.74
Total repurchases for tax withholdings	—	2.3	$170.01	0.1	11.7	$191.75
Total repurchases	2.2	$390.3	$177.63	3.6	$660.2	$184.86
Since inception, the Company has repurchased 257.1 million shares of its common stock for an aggregate cost of $14.31 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax on share repurchases.
Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Weighted-average shares of common stock outstanding	98.9	103.9	99.9	104.4
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	0.1	—	0.1
Shares used to compute diluted earnings per share	99.0	104.0	99.9	104.5
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
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
U.S.	$257.7	$247.6	$513.0	$490.4
EMEA	61.6	56.7	121.9	111.7
China	19.8	23.9	40.5	49.0
Other	48.0	43.8	96.0	85.3
Total revenues	$387.1	$372.0	$771.4	$736.4
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
Deferred Revenues
As payments for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2024 was primarily driven by amounts billed in the six months ended June 30, 2024 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $606.7 million of revenues recognized that were included in the deferred revenues balance at December 31, 2023. The balance of deferred revenues as of June 30, 2024 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years and in some cases up to ten years.
Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Cost of revenues	$2.0	$2.0	$4.0	$3.3
Research and development	2.8	2.5	5.4	5.0
Selling, general and administrative	9.5	11.2	20.0	21.2
Stock-based compensation expense	14.3	15.7	29.4	29.5
Capitalization (included in Property and equipment, net)	0.3	0.2	0.5	0.5
Total stock-based compensation	$14.6	$15.9	$29.9	$30.0

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
RSUs	$11.9	$11.6	$24.0	$22.5
Performance-based RSUs	1.6	3.2	3.7	5.3
ESPP	1.1	1.1	2.2	2.2
Total stock-based compensation	$14.6	$15.9	$29.9	$30.0
Note 8. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $9.7 million and $21.7 million during the three and six months ended June 30, 2024, respectively, compared to $11.5 million and $22.2 million during the same periods in 2023.
Note 9. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income tax expense	$60.1	$56.8	$120.0	$111.9
Effective tax rate	23%	23%	23%	23%
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2024. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
As of June 30, 2024, we had 170.6 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $387.1 million and $771.4 million during the three and six months ended June 30, 2024, which represents an increase of 4% and 5%, respectively, compared to the same periods in 2023.
•We recorded operating income of $266.2 million and $525.1 million during the three and six months ended June 30, 2024, which represents an increase of 7% compared to the same periods in 2023.
•As of June 30, 2024, we had 170.6 million .com and .net registrations in the domain name base, which represents a 2.2% decrease from June 30, 2023, and a net decrease of 1.8 million domain name registrations from March 31, 2024.
•During the three months ended June 30, 2024, we processed 9.2 million new domain name registrations for .com and .net compared to 10.2 million for the same period in 2023.
•The final .com and .net renewal rate for the first quarter of 2024 was 74.1% compared to 75.5% for the first quarter of 2023. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We generated cash flows from operating activities of $417.7 million during the six months ended June 30, 2024, compared to $404.3 million for the same period in 2023.
•During the three months ended June 30, 2024, we repurchased 2.2 million shares of our common stock for an aggregate cost of $388.0 million. Effective July 25, 2024, our Board of Directors authorized the repurchase of our common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	12.2	13.5	12.5	13.6
Research and development	6.1	6.0	6.3	6.3
Selling, general and administrative	12.9	13.7	13.1	13.6
Total costs and expenses	31.2	33.2	31.9	33.5
Operating income	68.8	66.8	68.1	66.5
Interest expense	(4.9)	(5.1)	(4.9)	(5.1)
Non-operating income, net	3.0	3.5	3.3	3.3
Income before income taxes	66.9	65.2	66.5	64.7
Income tax expense	(15.5)	(15.3)	(15.6)	(15.2)
Net income	51.4%	49.9%	50.9%	49.5%
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

A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
	(Dollars in millions)
Revenues	$387.1	4%	$372.0	$771.4	5%	$736.4
The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2024	% Change	June 30, 2023
.com and .net domain name registrations in the domain name base	170.6 million	(2)%	174.4 million
Revenues increased during the three and six months ended June 30, 2024, as compared to the same periods last year, primarily due to the .com price increases that became effective September 1, 2023 and 2022 and the .net price increases that became effective February 1, 2024 and 2023, partially offset by a decline in the .com and .net domain name base, and the elimination of revenue from the operation of the .gov gTLD, which was transitioned to another service provider in the fourth quarter of 2023.
Demand for domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic conditions, has limited the demand for domain names and may continue to do so in the future. While the core value proposition of a domain name remains strong, challenging economic and regulatory conditions have continued to weaken demand for domain name registrations in China, and some registrars, particularly in the U.S., have shifted their focus to increasing profitability through higher retail pricing and a decrease in marketing activities targeting new customer acquisition. The combination of these factors has negatively impacted our renewal rates and the volume of new .com and .net domain name registrations, resulting in a decline in our domain name base.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); China; and certain other countries, including Canada, Japan, and Singapore.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
	(Dollars in millions)
U.S.	$257.7	4%	$247.6	$513.0	5%	$490.4
EMEA	61.6	9%	56.7	121.9	9%	111.7
China	19.8	(17)%	23.9	40.5	(17)%	49.0
Other	48.0	10%	43.8	96.0	13%	85.3
Total revenues	$387.1		$372.0	$771.4		$736.4
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S., EMEA and certain other countries, while revenues from registrars based in China declined in the three and six months ended June 30, 2024 compared to the same periods of the prior year due to the lower demand noted above.
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

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
	(Dollars in millions)
Cost of revenues	$47.1	(7)%	$50.3	$96.2	(4)%	$100.2
Cost of revenues decreased slightly during the three months ended June 30, 2024, compared to the same period last year, due to a combination of individually insignificant factors.
Cost of revenues decreased during the six months ended June 30, 2024, compared to the same period last year, due to decreases in depreciation expenses and telecommunication expenses. Depreciation expenses decreased by $3.9 million due to a decrease in capital expenditures in recent periods. Telecommunication expenses decreased by $2.5 million primarily due to savings on renewals of colocation agreements.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
	(Dollars in millions)
Research and development	$23.8	7%	$22.2	$48.6	5%	$46.4
Research and development expenses increased slightly during the three and six months ended June 30, 2024, compared to the same periods last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
	(Dollars in millions)
Selling, general and administrative	$50.0	(2)%	$50.8	$101.5	2%	$99.8
Selling, general and administrative expenses remained consistent during the three and six months ended June 30, 2024, compared to the same periods last year.
Interest expense
Interest expense remained consistent during the three and six months ended June 30, 2024 compared to the same periods last year.
Non-operating income, net
Non-operating income remained consistent during the three and six months ended June 30, 2024, compared to the same periods last year.

Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income tax expense	$60.1	$56.8	$120.0	$111.9
Effective tax rate	23%	23%	23%	23%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$252.2	$240.1
Marketable securities	437.7	686.3
Total	$689.9	$926.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of June 30, 2024, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2024, we repurchased 2.2 million shares of our common stock for an aggregate cost of $388.0 million. As of June 30, 2024, there was approximately $471.6 million remaining available for future share repurchases under the share repurchase program. Effective July 25, 2024, our Board of Directors authorized the repurchase of our common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.
As of June 30, 2024, we had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due 2025. As of June 30, 2024, there were no borrowings outstanding under our $200.0 million credit facility that will expire in 2028.
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
In summary, our cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$417.7	$404.3
Net cash provided by investing activities	246.5	11.5
Net cash used in financing activities	(651.9)	(445.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	(0.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12.0	$(29.8)

Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2024, compared to the same period last year, primarily due to an increase in cash received from customers, partially offset by increases in cash paid to employees and vendors and cash paid for income taxes. Cash received from customers increased primarily due to the .com price increase that became effective on September 1, 2023, and the .net price increase that became effective on February 1, 2024. Cash paid to employees and vendors increased primarily due to the timing of payments. Cash paid for income taxes increased primarily due to comparatively higher U.S. federal and state income taxes.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities increased during the six months ended June 30, 2024, compared to the same period last year, primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to share repurchases and proceeds from our employee stock purchase plan.
Net cash used in financing activities increased during the six months ended June 30, 2024, compared to the same period last year, primarily due to an increase in share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of June 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
	(Shares in thousands)
April 1 - 30, 2024	752	$186.65	752	$719.2	million
May 1 - 31, 2024	1,059	$170.84	1,059	$538.4	million
June 1 - 30, 2024	373	$179.00	373	$471.6	million
	2,184		2,184
(1)    Effective July 27, 2023, our Board of Directors authorized the repurchase of our common stock in the amount of $1.14 billion, in addition to the $356.1 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program.
(2)    Effective July 25, 2024, our Board of Directors authorized the repurchase of our common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
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
On May 15, 2024, Danny McPherson, the Company’s Executive Vice President, Engineering, Operations and Chief Security Officer, terminated an existing Rule 10b5-1(c) trading plan, originally adopted on November 22, 2023. The trading plan permitted the sale of up to 6,000 shares of Company common stock between March 1, 2024 and March 28, 2025, subject to certain conditions.
No other directors or executive officers adopted, terminated or modified plans or other arrangements during the quarter ended June 30, 2024.

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

VERISIGN, INC.

Date: July 25, 2024	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 25, 2024	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer