Form 10-K
period 2024-12-31
VERISIGN INC/CA
filed 2025-02-13
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2024, was $10.3 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent Schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 7, 2025: 94.6 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Services

We operate the authoritative directory, for all .com, .net, and .name domain names (generic top-level domains, “gTLDs”), as well as for certain transliterations of .com and .net in a number of different native languages and scripts (internationalized generic top-level domains, “IDN gTLDs”). We also operate the authoritative directory for all .cc domain names (country code top-level domain, or “ccTLD”). We operate the technical or back-end systems for .edu and certain other gTLDs. As the registry or service provider for these top-level domains, our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with online audiences.

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
Domain names in the registries we operate can be registered for between one and 10 years. Unlike other gTLDs, the prices we charge for .com, .net and .name domain name registrations are subject to restrictions in our agreements with ICANN and our prices may be increased only according to those restrictions. Retail pricing for these domain name registrations is established by registrars. For .com domain name registrations, we pay ICANN on a quarterly basis $0.2575 for each annual domain name registration and a fixed fee of $6,250. For .name domain name registrations, we pay ICANN on a quarterly basis $0.25 for each annual domain name registration. For .net domain name registrations, we remit to ICANN a $0.75 fee per annual domain name registration that is collected from registrars.
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

Disaster Recovery Plans:  We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. We maintain data centers with mirrored services that allow failover with no data loss and no loss of function or capacity. Our critical data services (including domain name registration) use advanced storage systems and techniques such as synchronous mirroring and remote replication to our global resolution sites to provide data protection. We periodically operate services at alternate data centers during maintenance windows to ensure the availability of our data centers for disaster recovery.
Marketing, Sales and Distribution
We seek to expand our business through focused marketing campaigns and programs that target growth in .com, .net and .cc domain names, both domestically and internationally through our registrars. We provide tools to be used by both registrars and end users to enable them to find relevant domain names. We have marketing and sales offices and account management teams in several countries around the world.
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
Demand for domain names could be negatively impacted to the extent end-users establish their online identities using social media (such as Facebook, Instagram or Tiktok) or transact business on e-commerce platforms (such as Amazon, Etsy and Taobao) instead of registering domain names. Furthermore, demand for domain names could also be negatively impacted by the activities of providers of web and mobile applications that allow end-users to locate and access content.
Alternative namespaces, new technologies and the expansion of existing technologies may increase competitive pressure. Our industry is characterized by collaborative relationships involving our competitors. In the past, certain of our competitors have consolidated or vertically integrated. Our ability to participate and benefit from such collaborative arrangements or consolidations may be limited and such collaborative arrangements and consolidations could harm our competitive position and adversely impact our business.

Industry Regulation
The DNS is governed under a multi-stakeholder model comprised of civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments, including the U.S. government, academia, non-governmental organizations, and international organizations. ICANN plays a central coordination role in this bottom-up multi-stakeholder system. ICANN is mandated through its bylaws to uphold a private sector-led multi-stakeholder approach to internet governance for the public benefit. ICANN’s multi-stakeholder policy development processes have created, and will continue to create, policies, programs, and standards that directly or indirectly impact our business. Certain policies can be adopted as Consensus or Temporary Policies, which we are obligated to follow under our agreements with ICANN.
We are also subject to country-level laws and regulations in the United States and in international locations. In China, we are required to maintain licenses for .com, .net, and .cc under regulations issued by the Ministry of Industry and Information Technology. Additionally, in many jurisdictions in which we operate, including California, the European Union, the United Kingdom, China and elsewhere, strict data security and data privacy regulations have been, or are being, adopted. Because we do not possess extensive personal registrant information, we have not yet experienced significant impacts from these regulations. However, compliance costs and other business impacts could become significant if we begin to receive personal registrant information in our .com and .net gTLDs. Other regulations, or changes to regulations, including those related to cybersecurity, may also significantly impact our business operations.
.com Generic Top-Level Domain
Our operation of the .com gTLD is subject to the terms of a registry agreement with ICANN (as amended, the “.com Registry Agreement”). The current term of the .com Registry Agreement is six years and must be renewed or extended by November 30, 2030. Although the .com Registry Agreement contains a “presumptive” right of renewal, ICANN could terminate or refuse to renew the Registry Agreement in certain prescribed circumstances. See “Risk Factors - Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.” in Part I, Item 1A of this Form 10-K for further information.
Other significant terms within the .com Registry Agreement include performance specifications and service level agreements, including for example, for the availability of our DNS resolution services, our Shared Registration System, and our Registration Data Directory services, which include our Whois and Registration Data Access Protocol services. The .com Registry Agreement contains marketing limitations, including limitations on our ability to bundle products and the manner in which we provide marketing support to ICANN-accredited registrars. We are also required under the .com Registry Agreement to provide ICANN-accredited registrars with nondiscriminatory access to our systems to register or take other actions related to domain names. In order to introduce new Registry Services or make material changes to existing Registry Services, we must follow prescribed procedures which permit ICANN to review and approve such services.
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
Our operation of the .com gTLD is also subject to the terms of a Cooperative Agreement with the DOC. The Cooperative Agreement has undergone various amendments with the most recent, Amendment 35, on October 26, 2018. On November 30, 2024, the Cooperative Agreement was automatically renewed on the same terms for a successive six-year term and will automatically renew on November 30, 2030, unless the DOC provides written notice of non-renewal within 120 days prior to the end of the then-current term. The Cooperative Agreement requires the mutual consent of the DOC and the Company to change its terms. In addition, under Amendment 35, we have agreed to continue to operate the .com gTLD in a content-neutral manner and to work within ICANN processes to promote the development of content-neutral policies for the operation of the DNS.
The Cooperative Agreement further provides that we shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if we demonstrate to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC.
DOC approval of changes to or the renewal of the .com Registry Agreement was limited by Amendment 35 to only the following circumstances: (1) changes to the pricing provisions (other than as approved in Amendment 35, which are described above), (2) changes to the vertical integration provisions, (3) changes to the security, stability and resiliency posture as reflected in the functional or performance specifications (including the service level agreements), (4) changes to the conditions for renewal or termination of the .com Registry Agreement, or (5) changes to the Whois service (except as mandated by ICANN through Temporary or Consensus Policies). As was the case with prior amendments, Amendment 35 is not intended to confer federal antitrust immunity on the Company with respect to the .com Registry Agreement.

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
Root Operations
We operate two of the world’s thirteen root servers. Along with the ICANN community, we are involved in discussions to establish criteria for operations of the root server system including the root servers that we operate. We also publish the root zone file, as the Root Zone Maintainer, under the Root Zone Maintainer Service Agreement (“RZMA”) with ICANN. The RZMA was renewed on October 20, 2024 and the current term of the RZMA ends on October 20, 2032. The RZMA is subject to an automatic eight-year renewal, unless earlier modified or terminated.
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
We are committed to attracting, developing, and retaining the best talent, and we routinely monitor and present our progress in these areas to executive management and the Compensation Committee of our Board of Directors. As of December 31, 2024, we had 932 employees, of which 929 were full-time. 863 employees (representing approximately 93% of our total workforce) were based in the U.S., and 69 employees (representing approximately 7% of our total workforce) were based outside the U.S. As of December 31, 2024, approximately 30% of our global workforce was female, and approximately 45% of our U.S. employees were ethnically and racially diverse. No U.S.-based employees are represented under collective bargaining agreements. Based on periodic monitoring, we believe that our employee turnover is relatively low compared to competitive benchmarks and historical trends. We attribute our strong retention rates to our employees’ passion for and focus on the Company’s mission and values, our continual development of talent, and our delivery of competitive and equitable reward programs. We regularly review our workforce policies, procedures, and training programs, as well as our overall workforce demographics, in an effort to create a high performing, ethical, respectful, and collaborative work environment where employees can thrive.
Employee Engagement: In order to deliver on our mission, we believe it is important to have a diverse and engaged workforce that exhibits our values, which include: being stewards of the internet, being passionate about technology, respecting others, exhibiting integrity, taking responsibility, and holding ourselves to a higher standard. We strive to create an environment where employees feel a sense of belonging and feel empowered to bring their diverse skills, perspectives, and talents to bear. These principles are integrated into our operating model and are foundational to our ability to attract, retain, and develop top talent and allow us to drive stronger overall performance and decision making. In 2024, we reinforced the importance of creating a respectful and inclusive workplace through training sessions. Additionally, our five employee resource groups serve to educate and further drive connection and a sense of belonging across the workplace. To monitor engagement levels and well-being we routinely conduct employee surveys and review key workforce statistics. In our most recent survey conducted in October 2024, approximately 96% of our employee population participated. The survey results indicated that our employees remain highly engaged, have a strong commitment to our mission and values, and are proud to work at Verisign. These sentiments are reflected in our workforce statistics, including our average employee tenure of approximately 10 years.
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
Talent Development and Acquisition: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a regular basis. We believe that employee development is anchored in acquiring skills and work experiences that meet the needs of the business and the individual. We focus on leadership capability development and provide opportunities that enhance technical and soft skills to equip our workforce for current and future growth. Our learning opportunities are a blend of on-the-job experiences and instructor-led and on-demand learning sessions that meet the unique development needs of our workforce. Additionally, all employees are required to complete annual ethics and compliance and monthly data security trainings. Our managers regularly hold conversations with employees about career management, coaching, and other development opportunities to help encourage and drive the growth of our talent. We are focused on the competitive labor market, and we work diligently to ensure comprehensive sourcing strategies are in place which enable the attraction of the best talent.
Employee Health, Safety and Well-being: We are committed to maintaining a safe and healthy environment for our employees. We have a robust physical safety and security program, including a life safety program which trains employees on appropriate emergency responses. We also offer a holistic wellness experience for our employees through our Mindful Connections program that supports employees across three pillars: physical, emotional, and financial. We support a hybrid work posture where our employees operate under team agreements that set the foundation for operating norms and allow employees to create work schedules that align with corporate and individual needs. This provides employees more flexibility to manage a healthy work-life balance. Our offices remain key to enabling collaboration, networking, and strategic discussion.
The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2024	2023	2022
Employee headcount by function:
Cost of revenues	256	247	242
Research and development	246	244	255
Selling, general and administrative	430	417	420
Total	932	908	917
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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 13, 2025:

Name	Age	Position
D. James Bidzos	69	Executive Chairman, President, and Chief Executive Officer
George E. Kilguss, III	64	Executive Vice President, Chief Financial Officer
Danny R. McPherson	50	Executive Vice President, Technology and Chief Security Officer
Thomas C. Indelicarto	61	Executive Vice President, General Counsel and Secretary
D. James Bidzos has served as Executive Chairman since August 2009 and Chief Executive Officer since August 2011 and President since April 2024. He also served as President from August 2011 to February 2020. He served as Executive Chairman and Chief Executive Officer on an interim basis from June 2008 to August 2009 and served as President from June 2008 to January 2009. He served as Chairman of the Board since August 2007 and from April 1995 to December 2001. He served as Vice Chairman of the Board from December 2001 to August 2007. Mr. Bidzos served as Vice Chairman of RSA Security Inc., an internet identity and access management solution provider, from March 1999 to May 2002, and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.
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
Danny R. McPherson has served as Executive Vice President, Technology and Chief Security Officer since April 2022. From May 2010 to April 2022, he served in various roles of increasing responsibility, including as Chief Security Officer. Prior to joining the Company, Mr. McPherson was Chief Security Officer with Arbor Networks, a cybersecurity solutions company, and prior to that held technical leadership positions in architecture, engineering and operations with Amber Networks, a network technology company; Qwest Communications, Inc., a telecommunications company; Genuity, Inc., a technology company; MCI Communications, Inc., a telecommunications company; and the U.S. Army Signal Corps.
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

ITEM 1A.    RISK FACTORS
Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky. In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, our business, operating results, financial condition, reputation, cash flows or prospects can be materially adversely affected. In such cases, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, cash flows and prospects. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K and in other filings we make with the SEC.
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
In addition, our networks have been, and likely will continue to be, subject to DDoS attacks. Recent industry experience has demonstrated that DDoS attacks continue to grow in size and sophistication and have the ability to widely disrupt internet services. We have successfully mitigated DDoS attacks to date; however, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level agreements, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that can be substantially larger than our normal transaction volume. We are employing new technologies and new and different services and capabilities to help mitigate DDoS attacks. If these new technologies, services and capabilities are not effective, our infrastructure could be disrupted, our response times could increase, our ability to meet our service level agreements could be negatively impacted, and our ability to provide reliable service to our customers and the broader internet community could be impeded.
In addition, we are subject to social engineering attacks including phishing, spear phishing, whaling, vishing, smishing, and domain spoofing, which are designed to entice people to divulge sensitive information or take actions that, if successful, could pose a material risk to our operations. The number of such attacks is increasing. Recent advances in artificial intelligence have increased the sophistication of these types of attacks as attackers are able to create more personalized and targeted communications using information derived from people’s relationships, online behavior and preferences. Social engineering attacks have occurred in concert with ransomware attacks. The various measures we take to mitigate cyber-attacks, including our deployment of advanced tools and implementation of redundant architecture and multiple recovery solutions, as well as conducting continuous security awareness training to address social engineering attacks and periodic exercises to mitigate the threat of ransomware cannot provide absolute security. We still may be subject to successful cyber attacks. Our failure to prevent such attacks, including any successful social engineering attack, could result in our inability to meet our service level agreements and could otherwise materially harm our business, including from legal claims, governmental investigations and scrutiny, injury to our reputation, and increased costs.
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

We could encounter system interruptions or system failures resulting from activities beyond our direct control that could materially harm our business.
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
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, data centers we own or lease. These data centers, which are concentrated in the same geographic region, are vulnerable to damage or interruption, including from natural disasters, such as fires, earthquakes, hurricanes, and floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also regularly updating and enhancing our network architecture in our data centers and globally distributed resolution systems. If our data center facilities or the updated network architectures, hardware or software upgrades, or security controls do not operate as expected, including the ability to quickly switch over between sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our globally distributed resolution systems, which could result in breaches of our service level agreements pertaining to our resolution services and impact the resolution of domain names on the internet. We do not carry insurance or designated financial reserves for such interruptions.
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
A failure in the operation or update of the root zone servers that we operate, the root zone file, the Root Zone Management System, the TLD name servers, the TLD zone files that we operate, or other network functions, could result in, among other problems, (1) a DNS resolution or other service outage or degradation, (2) the deletion of one or more gTLDs or ccTLDs from the internet, (3) the deletion of one or more second-level domain names from the internet, or (4) a misdirection of one or more domain names to different servers. A failure in the operation or update of the supporting cryptographic and other operational infrastructure that we maintain could result in similar consequences. Any of these problems or outages could create potential material liability and exposure from litigation and investigations, could result in a failure to meet our service level agreements, and could decrease customer satisfaction, harming our business. These problems could also result in adverse publicity, decrease the public’s trust in the security of e-commerce and other forms of online presence, or call into question our ability to preserve the security and stability of the internet.
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
Although the overall root server system is redundant and dispersed, an infrastructure or services failure or other disruption of one or more organizations involved in the operation of the root server system could impact the effectiveness of our .com and .net authoritative servers and therefore negatively impact directory services necessary for the operation of the internet. We also have an important operational role in support of a key Internet Assigned Numbers Authority (“IANA”) function as the Root Zone Maintainer. In this role, we provision and publish the authoritative root zone data and make it available to all root server operators under the RZMA with ICANN. If we make errors in the publication of the root zone or experience operational issues that impact the timeliness of updates to the root zone data, we may be subject to material claims challenging the RZMA or our performance under it, including tort claims, and we may not have immunity from, or sufficient indemnification or insurance for, such claims.
Contractual, Regulatory, Legal and Compliance Risk Factors
Any loss or modification of our right to operate the .com and .net gTLDs could have a material adverse impact on our business and result in loss of revenues.
Substantially all of our revenues are derived from our operation of the .com gTLD under our Cooperative Agreement with the DOC and our .com Registry Agreement as well as our operation of the .net gTLD under our .net Registry Agreement. Any loss or modification of our right to operate the .com and .net gTLDs could materially and adversely impact our ability to conduct our business and result in loss of revenues. Our .com and .net Registry Agreements contain “presumptive” rights of renewal upon the expiration of their current terms on November 30, 2030 and June 30, 2029, respectively. ICANN could refuse to renew upon expiration or terminate our .com Registry Agreement or our .net Registry Agreement if, upon proper notice, (1) we fail to cure a fundamental and material breach of certain specified obligations, and (2) we fail to timely comply with a final decision of an arbitrator or court. Additionally, each of the .com and .net Registry Agreements provide that if certain terms of these agreements are not similar to such terms generally in effect in the registry agreements of the five largest gTLDs, then a renewal of these agreements would be upon terms reasonably necessary to render such terms to be similar to the registry agreements for those other gTLDs. Any such terms, if they apply, could be unfavorable to us and have a material adverse impact on our business.
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

Our .com Registry Agreement, and the Cooperative Agreement, including their pricing provisions, have been challenged, and could face challenges in the future, through publicity campaigns, governmental scrutiny, media interest, legal challenges, or challenges under ICANN’s accountability mechanisms. Such challenges have arisen, and could in the future, arise from trade organizations, the media, registrars, registrants, and others, particularly when these agreements are being renewed. These challenges, if successful, and even when unmeritorious and/or unsuccessful, could have a material adverse effect on our business.
Government regulation and the application of new and existing laws in the U.S. and internationally may slow business growth, increase our costs of doing business, create potential material liability and could have a material adverse effect on our business.
Application of new and existing laws and regulations in the U.S. or internationally to the internet or the domain name industry have imposed and may in the future impose new costs and new restrictions on our business. . In the U.S., new or modified Executive Orders or legislation involving the internet, cybersecurity, or in other areas could result in new obligations that could negatively impact our business. In addition, laws and regulations, including those designed to restrict who can register and who can distribute domain names or to require registrants to provide additional documentation to register domain names, have, and may in the future, impose significant additional costs on our business and subject us to additional liabilities or could prevent us from operating in certain jurisdictions. For example, the government of China has indicated that it will issue, and has issued, new regulations, and it has begun to enforce existing regulations differently, including by directing certain implementation models for registry services, that impose additional costs on, and risks to, our provision of registry services in China. These regulations are impacting the demand for domain name registrations in China. These regulations require registries, including us, and China-based registrars, to obtain a government-issued license for each gTLD or ccTLD operating in China. Any failure to obtain or renew the required licenses, or to comply with any license requirements or any updates thereto, or any failure to comply with these regulations or directives, by us or our China-based registrars, could result in significant harm to our business in China including the suspension of some or all of our registry services in China.
We are also subject to changing laws and regulations that impact whether, how, and under what circumstances we may transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, the data transfer frameworks between the U.S. and E.U. have been subject to legal challenges, which has created uncertain legal obligations.
New laws, regulations, directives or ICANN policies that require us to obtain and maintain personal information of registrants of domain names in the .com and .net gTLDs could impose material compliance costs and could create new, material legal and other risks to our business.
If we are required to, or choose to, obtain and maintain personal information of registrants of domain names in the .com and .net gTLDs we could be required to incur significant compliance and legal costs as a result of GDPR and other similar regulations. For example, in 2023, the European Union adopted the Network and Information Security Directive (“NIS 2”) that addresses registrant data. Our current obligations do not require us to obtain and maintain personal information of registrants of domain names. Specific E.U. member state implementations of NIS 2 could create uncertainty about, or change, these obligations. Failure to properly protect such information, if obtained, or failure to comply with GDPR or NIS 2, could expose the Company to material costs and penalties. In addition, new obligations to obtain and maintain personal information of registrants in the .com and .net gTLDs could conflict with certain laws and regulations that may require such personal information be maintained solely within the jurisdiction of the data subject. In addition, any such new obligations could increase the cost and risks associated with complying with regulations that require verification of registrant personal information, including for purposes of complying with the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”).
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
Political tensions between the United States and China, including tensions resulting from tariffs or proposed tariffs, in particular may pose additional risks to our business in China. The U.S. government has imposed restrictions on certain Chinese companies and on trading in certain technologies. The Chinese government has announced actions that, if implemented, could impose additional restrictions on the operations of non-Chinese companies in China. These and possible future government actions could impact our ability to operate in China and may cause our management’s attention to be diverted, our reputation to be damaged, or our business in China to be adversely affected.
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
The Organization for Economic Cooperation and Development (“OECD”) continues to issue guidance that will provide a long-term, multilateral proposal on the taxation of the digital economy. Certain countries, including our major international tax jurisdictions, have enacted legislation based on the OECD’s guidance. To date the legislation has had a limited impact on us, but the impact of future legislation is uncertain. Similarly, some international tax jurisdictions, independent of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such legislative proposals being adopted in the U.S. or throughout the world, any or all of these changes in tax laws, including but not limited to changes in scope of OECD’s Pillar One, as well as new guidance issued and enacted pertaining to OECD’s Pillar Two, could increase our taxes and adversely impact our financial condition and cash flow.
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
We are, and may in the future become, involved in claims, lawsuits, audits, and investigations, including intellectual property litigation and infringement claims. Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, proceedings that we initially view as immaterial could prove to be material. Adverse outcomes in lawsuits, audits and investigations, could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, and may have a material adverse effect on our financial condition, results of operations and cash flows. For example, we are engaged in activities to help mitigate security threats and other forms of DNS abuse in the gTLDs and ccTLD we operate and we are involved in community efforts that have increased and expanded such activities to include contractual obligations. For example, we receive reports of suspected threats and abuse and we notify registrars or others of domain names associated with suspected malicious or illegal activity. We may also disable one or more domain names in the gTLDs or ccTLD we operate including in response to reports of suspected threats and abuse, governmental directives and court orders in those jurisdictions in which we operate. Activities such as these have resulted in, and could in the future result in, significant litigation and could harm our reputation. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
Economic and Competition Risk Factors
Challenging global economic conditions have in the past and may in the future negatively impact our business.
Factors such as inflation, interest rates, currency fluctuations, trade barriers, tariffs, war, civil unrest, and other political and economic developments and their impact on global economic conditions have in the past and may in the future negatively impact our business. In particular, demand for our services has substantially declined in China and may continue to decline further due to lower economic growth and as a result of Chinese regulatory mandates that make it more difficult to register a domain name or establish an online presence using a domain name. The overall economic impact, severity and duration of these conditions, as well as the timing, strength, and sustainability of any future economic growth or recovery, are not known at this time, and are not within the Company’s control.
The business environment is highly competitive and, if we do not compete effectively, we may suffer material adverse impact to our business, including lower demand for our products, reduced gross margins, and loss of market share.

We face competition from services that provide an online identity or presence, including other gTLDs and ccTLDs. In order to remain competitive, we must continually demonstrate the security, stability, and resiliency of our services and must adopt and support new technologies to adapt our services to changing cybersecurity threats, regulations, application environments, market conditions, and our customers’ and internet users’ preferences and practices. Also to remain competitive, we have undertaken important initiatives such as our efforts to acquire the .web gTLD, and we may in the future undertake other important initiatives. Any of these initiatives require significant resources, can subject us to regulatory scrutiny and/or negative publicity, and divert management attention from our existing business. Such undertakings, including our efforts to acquire the .web gTLD, may be unsuccessful and costly. In addition, competing technologies developed by others or the emergence of new industry standards may adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. Finally, consolidation within our industry has occurred and is likely to continue to occur. Our ability to participate and benefit from such consolidations may be limited and consolidation within our industry among our competitors could harm our competitive position and adversely impact our business.
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
Technology changes to web browser or internet search technologies could reduce demand for domain names. Similarly, if internet users’ preferences or practices shift away from recognizing and relying on web addresses or if internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content, demand for domain names in the gTLDs we operate could be negatively impacted. Demand for domain names in the gTLDs we operate could be negatively impacted by new technologies that significantly decrease the use of traditional domain names to present and protect an online identity. New technologies that encourage internet users to expand the use of third-level domains or alternative identifiers, such as identifiers from social networking, e-commerce platforms and microblogging sites, could also negatively impact the demand for domain names in the gTLDs we operate. In addition, the demand for domain names in the gTLDs we operate could be impacted by alternative namespaces with domain-name-like identifiers that are operated outside the single authoritative DNS root zone, including blockchain namespaces. To the extent that web browsers, applications, DNS registrars and DNS resolvers recognize and support such namespaces, and that internet users are able to perform online operations with identifiers from such namespaces, demand for domain names in gTLDs and ccTLDs in the single authoritative DNS root zone, including the gTLDs we operate, could be negatively impacted. To the extent that alternative namespaces introduce user confusion about the relationship between identical or similar-looking identifiers in these namespaces and domain names in the DNS, demand for domain names and user confidence in the value of domain names as unique identifiers could also be negatively impacted. In addition, applications using artificial intelligence could be transformational in ways that cannot be predicted at this time. To the extent such applications impact the demand for domain names, it could have a material impact on our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Our cybersecurity program is designed and implemented to assess, identify, mitigate and manage risks from cybersecurity threats that may result in adverse effects on the integrity and availability of our production and information systems. Among other items, our cybersecurity program is comprised of policies, standards, plans and frameworks for information security, business resilience, insider threat mitigation, technology asset management, cyber risk management, incident response and procurement. Material risks from cybersecurity threats include, among other things, operational disruption, including failure to meet our service level agreements, loss or destruction of data, hardware or intellectual property, and cyber extortion through ransomware. The management of cybersecurity risks, which involves significant and sustained resource commitments and management attention, is also integrated into the Company’s enterprise risk management program through formal processes that help identify and elevate the most serious risks, including those pertaining to cybersecurity, for management at the enterprise level and oversight at the Board level. For more information on the Company’s cybersecurity risks and their possible impact on our business strategy, results of operations, or financial condition see “Risk Factors – Cybersecurity and Technology Risk Factors” in Part I, Item 1A of this Form 10-K.
Our cybersecurity program leverages the NIST Cybersecurity Framework to help protect the Company’s operations, information, production systems and networks from threats through cybersecurity practices, programs and tools that establish defenses in depth. The cybersecurity program includes, among other items, vulnerability and patch management, segmentation, identity and access management, application of zero-trust principles, automated ingestion of multi-source threat intelligence, end point and network detection/response, application security, secure configurations for operating systems and databases, continuous security monitoring and 24/7 security operations. The program has dedicated business resilience, insider threat and governance, risk and compliance (“GRC”) functions that report to our Chief Information Security Officer (“CISO”). Incident management is governed by our Incident Response Plan that assigns incident command and control parameters and escalation protocols to management and the Board of Directors. Our cybersecurity program also focuses on risks from the use of third-party services. Our GRC team assesses the cybersecurity practices of current and prospective service providers for compliance with our requirements, and our procurement functions seek terms and conditions, including by example, audit rights and vulnerability or breach disclosure obligations, to enhance our defenses against supply chain risks.
Our cybersecurity program incorporates several control and best practice regimes, including for example, the Center for Internet Security (“CIS”) controls. We conduct regular internal and external assessments, audits, and tabletop exercises to assess security vulnerabilities, control compliance and incident preparedness. These assessments and exercises include red team exercises simulating external attacks, threat and vulnerability assessments, ransomware, application, and secure image testing, crisis management exercises, including incident response, and internal audit reviews. Management and the Board’s Cybersecurity Committee reviews the results of these exercises, audits and assessments. We also actively engage with third parties, such as key vendors, auditors, consultants, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity program. We monitor emerging data protection laws and cybersecurity and privacy regulatory requirements and implement changes to our standards and processes for continued compliance. Our cybersecurity program also includes employee and contractor training, which primarily consists of monthly educational videos, annual trainings and certifications, and phishing exercises.
Our cybersecurity strategy and program are led by our Executive Vice President of Technology and Chief Security Officer (“CSO”), who reports to the CEO. Our CSO has over 25 years of experience in technology and cybersecurity leadership positions and has authored several security-related books and numerous patents, IP standards, and security research publications. He has served in various capacities on various technology working groups and standards setting organizations including the Internet Architecture Board and the Internet Engineering Task Force. Our CSO manages a converged security, engineering and operations organization that helps to ensure that cyber and other security priorities are appropriately integrated throughout technology and operations, as well as more broadly across the Company. Our CISO, Chief Information Officer (“CIO”), Chief Technology Officer (“CTO”) and the head of architecture and engineering report to our CSO. These and other experienced employees lead the teams responsible for implementing various parts of our cybersecurity program.
In addition, a management-level Safety and Security Council (“Council”) chaired by our CEO and comprised of our CSO, General Counsel, and other senior officers, provides cross-functional coordination for the management of the Company’s security functions. The Council receives information, typically monthly, on the status of the cybersecurity program, initiatives, incidents, cybersecurity risks, assessments, and threats, among other items. The Chair of the Board’s Cybersecurity Committee is the Board’s liaison to the Council and attends the regular meetings of the Council.
The Cybersecurity Committee assists the Board with its oversight of the Company’s cybersecurity risks and our cybersecurity program. The Committee reviews our incident response plan, including escalation protocols, business continuity program plans, program budgets and resources, and our cybersecurity insurance program. The Committee also reviews and discusses the activities of the Council at each of its regularly scheduled meetings. The Committee operates pursuant to a written charter and calendar, each of which are reviewed on an annual basis. The Cybersecurity Committee and the full Board receive quarterly status reports on the cybersecurity program from the CSO, addressing progress and updates on various cybersecurity functions and initiatives including, for example, compliance, assessments, security operations and incident response, business resilience, DDoS attacks, data privacy, technology and asset management, controls, and vulnerability management.
ITEM 2.    PROPERTIES
As of December 31, 2024, we owned each of our significant properties, which include our facilities in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
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

Before .web could be awarded to NDC, Afilias filed another IRP on July 14, 2023, and as a result, ICANN’s processing of NDC’s .web application remains paused. Similar to the first IRP, Afilias again seeks to invalidate the .web auction and have .web awarded to Afilias. On April 11, 2024, Verisign and NDC submitted a written request to participate in the IRP. Additional IRP hearings and briefings are scheduled during 2025.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On February 7, 2025, there were 289 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2024:

	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2024	548	$185.21	548	$1,181.2	million
November 1 – 30, 2024	575	$181.46	575	$1,076.9	million
December 1 – 31, 2024	277	$195.90	277	$1,022.7	million
	1,399		1,399

(1)Effective July 25, 2024, our Board of Directors authorized the repurchase of our common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
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

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2019, and calculates the return annually through December 31, 2024. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2019 - 2024
$350
$300
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
VeriSign, Inc.
S&P 500 Index
S&P 500 Information Technology Index

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
VeriSign, Inc.	$100	$112	$132	$107	$107	$107
S&P 500 Index	$100	$118	$152	$125	$157	$197
S&P 500 Information Technology Index	$100	$144	$194	$139	$219	$300

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, statements regarding our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2025. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of December 31, 2024, we had 169.0 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2024 Business Highlights and Trends
•We recorded revenues of $1,557.4 million in 2024, which represents an increase of 4% as compared to 2023.
•We recorded operating income of $1,058.2 million during 2024, which represents an increase of 6% as compared to 2023.
•We finished 2024 with 169.0 million .com and .net registrations in the domain name base, which represents a 2.1% decrease from December 31, 2023.
•During 2024, we processed 37.4 million new domain name registrations for .com and .net compared to 39.4 million in 2023.
•The final .com and .net renewal rate for the third quarter of 2024 was 72.2% compared to 73.5% for the same quarter of 2023. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We repurchased 6.6 million shares of our common stock for an aggregate cost of $1.21 billion in 2024. As of December 31, 2024, there was $1.02 billion remaining for future share repurchases under the share repurchase program.
•We generated cash flows from operating activities of $902.6 million in 2024, which represents an increase of 6% as compared to 2023.
•Effective September 1, 2024, we increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26.

•On November 25, 2024, we renewed the .com Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .com registry through November 30, 2030. Pursuant to the renewed .com Registry Agreement, we cannot increase the price of a .com domain name registration during the first two years of the six year contract term.
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
 Income taxes
We operate in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining our worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. We have recognized $281.3 million of deferred tax assets, net as of December 31, 2024. Our income tax expense was $236.2 million for the year ended December 31, 2024. The final taxes payable are also dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. See Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2024	2023	2022
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	12.3	13.2	14.1
Research and development	6.2	6.1	6.0
Selling, general and administrative	13.6	13.7	13.7
Total costs and expenses	32.1	33.0	33.8
Operating income	67.9	67.0	66.2
Interest expense	(4.8)	(5.0)	(5.3)
Non-operating income, net	2.5	3.4	0.9
Income before income taxes	65.6	65.4	61.8
Income tax expense	(15.2)	(10.6)	(14.5)
Net income	50.4%	54.8%	47.3%
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
In November 2024, we renewed the .com Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .com registry through November 30, 2030. Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period. The first such six-year period began on October 26, 2018. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $8.97 to $9.59 effective September 1, 2023, and from $9.59 to $10.26 effective September 1, 2024. Under the .net Registry Agreement, which renewed in June 2023, we are permitted to increase the price of .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. We increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.02 to $9.92 effective February 1, 2023, and from $9.92 to $10.91 effective February 1, 2024. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
	(Dollars in millions)
Revenues	$1,557.4	4%	$1,493.1	5%	$1,424.9
The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2024	% Change	2023	% Change	2022
.com and .net domain name registrations in the domain name base	169.0 million	(2)%	172.7 million	(1)%	173.8 million
Revenues increased in 2024 compared to 2023, primarily due to the .com and .net price increases, partially offset by a decline in the .com and .net domain name base, and the elimination of revenue from the operation of the .gov gTLD, which was transitioned to another service provider in the fourth quarter of 2023.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media, ongoing changes in internet practices and behaviors of consumers and business, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic conditions, has limited the demand for .com and .net domain names and may continue to do so in the future. While the core value proposition of a domain name remains strong, challenging economic and regulatory conditions have continued to weaken demand for .com and .net domain name registrations in China, and some registrars, particularly in the U.S., have shifted their focus to increasing profitability through higher retail pricing and a decrease in marketing activities targeting new customer acquisition. The combination of these factors has negatively impacted our renewal rates and the volume of new .com and .net domain name registrations, resulting in a decline in our domain name base.

Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
	(Dollars in millions)
U.S	$1,035.5	4%	$994.7	6%	$937.6
EMEA	249.6	9%	228.2	1%	226.0
APAC	175.7	1%	174.8	4%	167.7
Other	96.6	1%	95.4	2%	93.6
Total revenues	$1,557.4	4%	$1,493.1	5%	$1,424.9

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S. and EMEA, while revenue growth in APAC was limited during 2024 compared to 2023 primarily as a result of a 13% decline in revenues from China due to the lower demand noted above.
Cost of revenues
Cost of revenues consists primarily of salaries and employee benefits expenses for our personnel who manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, fees paid to ICANN, customer support and training, costs of facilities and computer equipment used in these activities, telecommunications expense and allocations of indirect costs such as corporate overhead.
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
	(Dollars in millions)
Cost of revenues	$191.4	(3)%	$197.3	(2)%	$200.7

Cost of revenues decreased in 2024 compared to 2023 primarily due to decreases in depreciation expenses and telecommunication expenses, partially offset by an increase in compensation and benefits expenses and a combination of other individually insignificant factors. Depreciation expenses decreased by $7.4 million due to a decrease in capital expenditures in recent periods. Telecommunication expenses decreased by $3.9 million primarily due to savings on renewals of colocation agreements. Compensation and benefits expenses increased by $2.6 million primarily due to annual salary increases.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
	(Dollars in millions)
Research and development	$96.7	6%	$91.0	6%	$85.7

Research and development expenses increased in 2024 compared to 2023 primarily due to an increase in compensation and benefit expenses and a combination of several other individually insignificant factors. Compensation and benefits expenses increased by $3.0 million primarily due to annual salary increases.
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
A comparison of selling, general and administrative expenses is presented below:

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
	(Dollars in millions)
Selling, general and administrative	$211.1	3%	$204.2	4%	$195.4

Selling, general and administrative expenses increased in 2024 compared to 2023 primarily due to increases in compensation and benefits expenses, equipment and software expenses and professional services expenses, partially offset by an increase in overhead expenses allocated to other cost types. Compensation and benefits expenses increased by $4.4 million primarily due to annual salary increases. Equipment and software expenses increased by $3.6 million primarily due to increases in expenses related to network security and other software services. Professional services expenses increased by $2.9 million primarily due to an increase in external consulting costs related to various projects. Overhead expenses allocated to other cost types increased by $3.1 million due to an increase in total allocable expenses.
Interest expense
Interest expense remained consistent during 2024 compared to 2023.
Non-operating income, net
See Note 10, “Non-operating Income, Net” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Income tax expense

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Income tax expense	$236.2	$158.9	$206.4
Effective tax rate	23%	16%	23%
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
As of December 31, 2024, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $282.2 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of a portion of deferred tax assets related to intellectual property, certain state and foreign net operating loss and foreign tax credit carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
The income tax expense for 2024 includes the impact of the OECD Pillar 2 minimum tax adopted by applicable tax jurisdictions. While our foreign income taxes increased as a result of the Pillar 2 minimum tax, the overall impact was not material as the additional taxes in these jurisdictions were partly offset by related foreign tax credits in the U.S.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	As of December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$206.7	$240.1
Marketable securities	393.2	686.3
Total	$599.9	$926.4
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of December 31, 2024, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Effective July 25, 2024, our Board of Directors authorized the repurchase of our common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. In 2024, we repurchased 6.6 million shares of our common stock at an average stock price of $183.84 for an aggregate cost of $1.21 billion under our share repurchase program. In 2023, we repurchased 4.2 million shares of our common stock at an average stock price of $210.28 for an aggregate cost of $882.8 million. As of December 31, 2024, there was approximately $1.02 billion remaining available for future share repurchases under the share repurchase program.
As of December 31, 2024, we had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027, and $500.0 million principal amount outstanding of 5.25% senior unsecured notes due April 2025 (“2025 Senior Notes”). Under existing market conditions, we intend to refinance all of our 2025 Senior Notes through the issuance of new long-term debt. As of December 31, 2024, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility which matures in 2028. If a suitable refinancing arrangement is not available due to a change in market conditions, we intend to utilize the credit facility to repay $200.0 million of the 2025 Senior Notes.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our most significant future cash requirements include interest and principal payments on the senior notes issuances described above, income tax payments, purchase obligations and registry fees related to the operation of certain top-level domains. These items are detailed in Note 12, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
In summary, our cash flows were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net cash provided by operating activities	$902.6	$853.8	$831.1
Net cash provided by (used in) investing activities	286.3	(97.4)	355.7
Net cash used in financing activities	(1,221.5)	(889.8)	(1,035.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.1)	(0.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33.4)	$(133.5)	$150.2
Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased in 2024 compared to 2023 primarily due to an increase in cash received from customers and a decrease in cash paid for income taxes, partially offset by an increase in cash paid to employees and vendors. Cash received from customers increased primarily due to the impact of the .com and the .net price increases. Cash paid for income taxes decreased primarily due to comparatively lower federal and foreign income tax payments, partially offset by higher state income tax payments and a higher installment payment for the transition tax on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act. Cash paid to employees and vendors increased primarily due to increases in operating expenses and the timing of payments.
Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
We had net cash inflows from investing activities in 2024, compared to net cash outflows from investing activities in 2023, primarily due to an increase in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, and a decrease in purchases of property and equipment, primarily related to the purchase of a building in 2023.
Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, proceeds from our employee stock purchase plan and payment of excise tax on share repurchases.

Net cash used in financing activities increased in 2024 compared to 2023 primarily due to an increase in share repurchases and payment of excise tax on share repurchases in 2024.
Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2024, there were a total of 0.7 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future if and as we use our available cash for other purposes.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange rates. We have not entered into any market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity
The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2024, we had $393.2 million of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2024, we held foreign currency forward contracts in notional amounts totaling $44.8 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income. Net gains and losses from the Company’s foreign currency exposure and related hedges are included in Non-operating income, net on the Consolidated Statements of Comprehensive Income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.
 Market Risk Management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2024, the aggregate fair value of the senior notes issued in 2015, 2017 and 2021 was $1.69 billion, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of accounting for income taxes
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recognized $281.3 million of deferred tax assets, net as of December 31, 2024. The Company’s income tax expense was $236.2 million for the year ended December 31, 2024. The Company conducts business globally and consequently is subject to U.S. federal, state, as well as foreign income taxes in the jurisdictions it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.
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
February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
McLean, Virginia
February 13, 2025

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$206.7	$240.1
Marketable securities	393.2	686.3
Other current assets	63.9	61.9
Total current assets	663.8	988.3
Property and equipment, net	224.5	233.2
Goodwill	52.5	52.5
Deferred tax assets	281.3	301.0
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	39.4	29.0
Total long-term assets	742.7	760.7
Total assets	$1,406.5	$1,749.0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$257.8	$257.4
Deferred revenues	973.5	931.1
Current senior notes	299.8	—
Total current liabilities	1,531.1	1,188.5
Long-term deferred revenues	330.7	315.0
Long-term senior notes	1,492.5	1,790.2
Long-term tax and other liabilities	10.1	36.3
Total long-term liabilities	1,833.3	2,141.5
Total liabilities	3,364.4	3,330.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.2 at December 31, 2024 and 354.9 at December 31, 2023; Outstanding shares: 95.0 at December 31, 2024 and 101.3 at December 31, 2023	10,645.3	11,808.0
Accumulated deficit	(12,600.7)	(13,386.4)
Accumulated other comprehensive loss	(2.5)	(2.6)
Total stockholders’ deficit	(1,957.9)	(1,581.0)
Total liabilities and stockholders’ deficit	$1,406.5	$1,749.0
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$1,557.4	$1,493.1	$1,424.9
Costs and expenses:
Cost of revenues	191.4	197.3	200.7
Research and development	96.7	91.0	85.7
Selling, general and administrative	211.1	204.2	195.4
Total costs and expenses	499.2	492.5	481.8
Operating income	1,058.2	1,000.6	943.1
Interest expense	(75.3)	(75.3)	(75.3)
Non-operating income, net	39.0	51.2	12.4
Income before income taxes	1,021.9	976.5	880.2
Income tax expense	(236.2)	(158.9)	(206.4)
Net income	785.7	817.6	673.8
Other comprehensive income	0.1	0.1	0.1
Comprehensive income	$785.8	$817.7	$673.9

Earnings per share:
Basic	$8.01	$7.91	$6.24
Diluted	$8.00	$7.90	$6.24
Shares used to compute earnings per share
Basic	98.1	103.4	107.9
Diluted	98.2	103.5	108.0
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)

	Year Ended December 31,
	2024	2023	2022
Total stockholders’ deficit, beginning of period	$(1,581.0)	$(1,562.2)	$(1,260.5)

Common stock and additional paid-in capital
Beginning balance	11,808.0	12,644.5	13,620.1
Repurchase of common stock	(1,225.6)	(901.4)	(1,048.1)
Stock-based compensation	62.1	60.8	60.2
Issuance of common stock under stock plans	12.3	12.3	12.3
Excise tax on repurchase of common stock	(11.5)	(8.2)	—
Balance, end of period	10,645.3	11,808.0	12,644.5

Accumulated deficit
Beginning balance	(13,386.4)	(14,204.0)	(14,877.8)
Net income	785.7	817.6	673.8
Balance, end of period	(12,600.7)	(13,386.4)	(14,204.0)

Accumulated other comprehensive loss
Beginning balance	(2.6)	(2.7)	(2.8)
Other comprehensive income	0.1	0.1	0.1
Balance, end of period	(2.5)	(2.6)	(2.7)

Total stockholders’ deficit, end of period	$(1,957.9)	$(1,581.0)	$(1,562.2)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$785.7	$817.6	$673.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	36.9	44.1	46.9
Stock-based compensation expense	61.1	59.7	58.6
Amortization of discount on investments in debt securities	(21.1)	(27.8)	(7.7)
Other, net	3.6	3.3	3.8
Changes in operating assets and liabilities:
Other assets	(12.4)	(1.5)	9.5
Other liabilities	(28.9)	(2.2)	(13.3)
Deferred revenues	58.1	27.0	65.7
Net deferred income taxes	19.6	(66.4)	(6.2)
Net cash provided by operating activities	902.6	853.8	831.1
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	1,195.1	1,278.9	1,721.5
Purchases of marketable securities	(880.7)	(1,330.5)	(1,338.4)
Purchases of property and equipment	(28.1)	(45.8)	(27.4)
Net cash provided by (used in) investing activities	286.3	(97.4)	355.7
Cash flows from financing activities:
Repurchases of common stock	(1,225.6)	(901.4)	(1,048.1)
Proceeds from employee stock purchase plan	12.3	12.3	12.3
Payment of excise tax on repurchases of common stock	(8.2)	—	—
Other financing activities	—	(0.7)	—
Net cash used in financing activities	(1,221.5)	(889.8)	(1,035.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.1)	(0.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(33.4)	(133.5)	150.2
Cash, cash equivalents, and restricted cash at beginning of period	245.5	379.0	228.8
Cash, cash equivalents, and restricted cash at end of period	$212.1	$245.5	$379.0
Supplemental cash flow disclosures:
Cash paid for interest	$72.8	$72.8	$72.8
Cash paid for income taxes, net of refunds received	$230.5	$239.7	$211.7
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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
 Marketable Securities
Marketable securities primarily consist of debt securities issued by the U.S. Treasury. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive loss. The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations. The Company amortizes the discount on debt securities purchased below par value over the term of the instrument, and recognizes the amounts as interest income included in Non-operating income, net.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three years to six years for computer equipment, software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms.
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $6.7 million and $7.2 million of costs related to internally developed software during 2024 and 2023, respectively.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.
As of December 31, 2024, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
Foreign Currency Remeasurement

Verisign conducts business in several different countries and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income, net. The Company recognized net remeasurement gains of $14.7 million in 2023. Net remeasurement gains and losses were not significant in 2024 and 2022.
Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating income, net. The Company recognized a $9.8 million loss related to foreign currency forward contracts in 2023. Gains and losses related to foreign currency forward contracts were not significant in 2024 and 2022.
 As of December 31, 2024, Verisign held foreign currency forward contracts in notional amounts totaling $44.8 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each domain name registration or renewal is considered a separate optional purchase and represents a single performance obligation, which is to allow its registration and maintain that registration (by allowing updates, DNS resolution and Whois and Registration Data Access Protocol services, which allow users to find information about registered domain names) through the registration term. These services are provided continuously throughout each registration term, and as such, revenues from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal or extension term.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Costs Incurred to Obtain a Contract
The Company recognizes the fees payable to ICANN for each annual term of domain name registrations and renewals as an asset, which is amortized on a straight-line basis over the related registration term. These assets are included in Other current assets and Other long-term assets.
Income Taxes
Verisign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. The Company does not consider various minimum taxes imposed in certain jurisdictions for purposes of evaluating whether a deferred tax asset will be realized. For every tax-paying component and within each tax jurisdiction, all deferred tax liabilities and assets are offset and presented as a single net noncurrent asset or liability.
The Company recognizes the U.S. income tax effect of future global intangible low-taxed income inclusions in the period in which they arise.
The Company’s income taxes payable are reduced by the tax benefits from restricted stock unit (“RSU”) vestings equal to the fair market value of the stock at the vesting date. If the income tax benefit at the vesting date differs from the income tax benefit recorded based on the grant date fair value of the RSUs, the excess or shortfall of the tax benefit is recognized within income tax expense.
Verisign operates in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining the Company’s worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. The Company only recognizes tax positions taken or expected to be taken on its tax returns that are more likely than not to be sustained upon examination, and records a tax benefit amount that is more likely than not to be realized upon ultimate settlement with the taxing authority. The Company adjusts its estimate of unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from the estimate. See Note 11, “Income Taxes,” for details of the changes to the Company’s unrecognized tax benefits for the periods presented.

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
DECEMBER 31, 2024, 2023 AND 2022
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
Adoption of New Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance has been applied retrospectively. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements. Refer to Note 7, “Segment Information,” for segment reporting disclosures.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for our 2025 Form 10-K. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. This guidance will be effective for our 2027 Form 10-K. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2024	2023
	(In millions)
Cash	$21.7	$25.6
Time deposits	1.8	1.0
Money market funds (Level 1)	188.6	160.3
Debt securities issued by the U.S. Treasury (Level 1)	393.2	744.9
Total	$605.3	$931.8

Cash and cash equivalents	$206.7	$240.1
Restricted cash (included in Other long-term assets)	5.4	5.4
Total Cash, cash equivalents, and restricted cash	212.1	245.5
Marketable securities	393.2	686.3
Total	$605.3	$931.8
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of December 31, 2024 are scheduled to mature in less than one year.
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
As of December 31, 2024, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s current and long-term senior notes is $1.69 billion as of December 31, 2024 and 2023. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2024	2023
	(In millions)
Prepaid expenses	$30.8	$23.3
Prepaid registry fees	24.3	23.8
Accounts receivable, net	5.6	6.3
Taxes receivable	2.2	7.3
Other	1.0	1.2
Total other current assets	$63.9	$61.9

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2024	2023
	(In millions)
Computer equipment and software	$418.7	$409.0
Buildings and building improvements	264.8	261.3
Land	37.9	37.9
Office equipment and furniture	11.1	11.0
Capital work in progress	16.9	16.1
Leasehold improvements	1.6	1.6
Total cost	751.0	736.9
Less: accumulated depreciation	(526.5)	(503.7)
Total property and equipment, net	$224.5	$233.2
Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.
Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2024	2023
	(In millions)
Goodwill, gross	$1,537.8	$1,537.8
Accumulated goodwill impairment	(1,485.3)	(1,485.3)
Total goodwill	$52.5	$52.5
There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.
Deposits to Acquire Intangible Assets
The Company’s Deposits to acquire intangible assets represents the $145.0 million paid for the future assignment to the Company of contractual rights to the .web gTLD, pending resolution of objections by other applicants, and approval from ICANN.
Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2024	2023
	(In millions)
Long-term prepaid expenses	$13.5	$4.8
Operating lease right-of-use asset	9.3	7.4
Long-term prepaid registry fees	8.2	8.3
Restricted cash	5.4	5.4
Other	3.0	3.1
Total other long-term assets	$39.4	$29.0
Long-term prepaid expenses as of December 31, 2024 reflect longer-term contracts for software licenses and maintenance entered into during 2024. The prepaid registry fees in the tables above primarily relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
registration term. The amount of prepaid registry fees as of December 31, 2024 reflects amortization of $39.5 million during 2024 which was recorded in Cost of Revenues.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2024	2023
	(In millions)
Accounts payable and accrued expenses	$10.6	$12.5
Accrued employee compensation	66.9	61.2
Taxes payable	65.8	49.5
Customer deposits	64.6	77.2
Interest payable	19.5	19.5
Accrued registry fees	12.6	12.3
Customer incentives payable	8.9	6.5
Current operating lease liabilities	5.2	5.1
Foreign currency forward contracts	1.1	10.7
Other accrued liabilities	2.6	2.9
Total accounts payable and accrued liabilities	$257.8	$257.4
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Customer deposits varies from period to period due to the timing of payments from certain large customers. Taxes payable reflects amounts accrued for the income tax provision and payments made during the year. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. The liability related to the unrealized loss on foreign currency forward contracts as of December 31, 2023 was remeasured and paid upon settlement of the forward contract in 2024.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	As of December 31,
	2024	2023
	(In millions)
Long-term tax liabilities	$6.1	$34.1
Long-term operating lease liabilities	4.0	2.2
Long-term tax and other liabilities	$10.1	$36.3
Long-term tax liabilities as of December 31, 2024 reflects a $24.3 million reclassification to current liabilities of the final installment of the transition tax liability on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Note 4. Debt
Senior Notes
The following table summarizes information related to our Senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2024	2023
				(in millions except interest rates)
Senior notes due 2025	March 27, 2015	April 1, 2025	5.25%	$500.0	$500.0
Senior notes due 2027	July 5, 2017	July 15, 2027	4.75%	550.0	550.0
Senior notes due 2031	June 8, 2021	June 15, 2031	2.70%	750.0	750.0
Less: unamortized issuance costs				(7.7)	(9.8)
Total senior notes				1,792.3	1,790.2
Less: current portion of senior notes due 2025				(299.8)	—
Total long-term senior notes				$1,492.5	$1,790.2
The 2031 Notes were issued at 99.712% of par value. The 2025 and 2027 notes were issued at par and all outstanding senior notes are senior unsecured obligations of the Company. Interest is payable on each of the senior notes semi-annually. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures.
Current and long-term senior notes as of December 31, 2024 reflect the classification of $299.8 million of the Company’s $500.0 million senior notes due April 1, 2025 (“2025 Senior Notes”), net of unamortized debt issuance costs, as current liabilities, and the remaining $200.0 million as long-term liabilities. Under existing market conditions, the Company intends to refinance all of its 2025 Senior Notes through the issuance of new long-term debt. As of December 31, 2024, the Company has $200.0 million in borrowing capacity under its credit facility discussed below. If a suitable refinancing arrangement is not available due to a change in market conditions, the Company intends to utilize the credit facility to repay $200.0 million of the 2025 Senior Notes.
2023 Credit Facility
On December 6, 2023, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2023 Credit Facility”) which takes the place of its prior unsecured revolving credit facility. The 2023 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0, which may be increased subject to certain conditions defined in the 2023 Credit Facility Agreement. As of December 31, 2024, there were no borrowings outstanding under the 2023 Credit Facility, and the Company was in compliance with the financial covenants. The 2023 Credit Facility expires on December 6, 2028, at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of the tax withholding due upon vesting of RSUs.
Effective July 25, 2024, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of approximately $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2024, there was approximately $1.02 billion remaining available for repurchases under the program.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022

The summary of the Company’s common stock repurchases are as follows:

	2024		2023		2022
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	6.6	$183.84	4.2	$210.28	5.5	$187.07
Total repurchases for tax withholdings	0.1	$188.23	0.1	$211.29	0.1	$202.21
Total repurchases	6.7	$183.90	4.3	$210.30	5.6	$187.28
Total costs	$1,225.6		$901.4		$1,048.1
Since inception, the Company has repurchased 260.2 million shares of its common stock for an aggregate cost of $14.88 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-K exclude the excise tax on share repurchases.
Accumulated Other Comprehensive Loss
The Accumulated other comprehensive loss balances as of December 31, 2024 and 2023 primarily consists of foreign currency translation adjustment losses. There were no significant changes to accumulated other comprehensive loss balances for the periods presented.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Weighted-average shares of common stock outstanding	98.1	103.4	107.9
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.1	0.1	0.1
Shares used to compute diluted earnings per share	98.2	103.5	108.0
The calculation of diluted weighted average shares outstanding excludes performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved and any awards that are antidilutive. The number of potential shares excluded from the calculation was not significant in any period presented.

Note 7. Segment Information
The Company has one reportable segment that includes all the operations of the business. The segment’s chief operating decision maker is the Executive Chairman, President, and Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on revenues, operating income and net income as reported on the Consolidated Statement of Comprehensive Income.
Revenues, operating income and net income are used to evaluate budget versus actual results and the overall return generated by the segment assets. The analysis of these financial results, among other metrics, is used to assess performance and drives employee incentive compensation, as well as executive compensation.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
The following table presents information about segment revenues, significant expenses and profits:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenues	$1,557.4	$1,493.1	$1,424.9
Costs and expenses:
Compensation and benefits expenses	224.7	214.5	200.8
Stock-based compensation expenses	61.1	59.7	58.6
Equipment and software expenses	45.6	42.1	40.2
Registry fee expenses	45.3	44.1	48.5
Depreciation expenses	36.9	44.1	46.9
Other segment items	85.6	88.0	86.8
Total costs and expenses	499.2	492.5	481.8
Operating Income	1,058.2	1,000.6	943.1
Interest expense	(75.3)	(75.3)	(75.3)
Non-operating income, net	39.0	51.2	12.4
Income tax expense	(236.2)	(158.9)	(206.4)
Net income	$785.7	$817.6	$673.8
Other segment items that are a part of our segment net income include professional services expenses, telecommunication expenses, legal expenses, occupancy expenses, marketing expenses, and travel expenses.
Note 8. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
U.S	$1,035.5	$994.7	$937.6
EMEA	249.6	228.2	226.0
APAC	175.7	174.8	167.7
Other	96.6	95.4	93.6
Total revenues	$1,557.4	$1,493.1	$1,424.9
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
Major Customers
Our largest customer accounted for approximately 32% of revenues in 2024, 2023, and 2022. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of our performance, we record these amounts as deferred revenues. The increase in the deferred revenues balance in 2024 is primarily driven by amounts billed in 2024 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $894.2 million of revenues recognized that were included in the deferred revenues balance at December 31, 2023. The balance of deferred revenues as of December 31, 2024 represents our aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 9. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $6.0 million in 2024, $5.8 million in 2023, and $5.5 million in 2022 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (the “2006 Plan”). As of December 31, 2024, a total of 7.3 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, generally vest over a three year term. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock. This option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2024, 2.8 million shares of the Company’s common stock remain reserved for future issuance under this plan.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cost of revenues	$8.0	$7.1	$7.2
Research and development	10.6	10.0	9.5
Selling, general and administrative	42.5	42.6	41.9
Stock-based compensation expense	61.1	59.7	58.6
Capitalization (included in Property and equipment, net)	1.0	1.1	1.6
Total stock-based compensation	$62.1	$60.8	$60.2
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
RSUs	$49.9	$47.1	$43.8
PSUs	8.2	9.3	12.1
ESPP	4.0	4.4	4.3
Total stock-based compensation	$62.1	$60.8	$60.2
The income tax benefit that was included within Income tax expense related to these stock-based compensation expenses for 2024, 2023, and 2022 was $12.4 million, $11.7 million, and $13.8 million, respectively.
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in millions)
Unvested at beginning of period	0.7	$209.80
Granted	0.4	$194.76
Vested and settled	(0.3)	$206.27
Forfeited	(0.1)	$203.74
Unvested at end of period	0.7	$203.36
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2024 include 0.2 million PSUs. The number of shares received upon vesting of these PSUs may range from 0.1 million to 0.4 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $206.96 on December 31, 2024. As of December 31, 2024, the aggregate market value of unvested RSUs was $148.1 million. The fair values of RSUs that vested during 2024, 2023, and 2022 were $52.6 million, $58.8 million, and $51.4 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2022, was $212.80 and $210.94, respectively. As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was $100.7 million which is expected to be recognized over a weighted-average period of 2.4 years.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
Note 10. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Interest income	$37.4	$46.1	$14.9
Other, net	1.6	5.1	(2.5)
Total non-operating income, net	$39.0	$51.2	$12.4
Interest income is earned principally from the Company’s surplus cash balances and marketable securities. The decrease in interest income in 2024 primarily reflects the lower amounts invested in debt securities in 2024 and slightly lower interest rates on the Company’s investments in debt securities compared to 2023. Other non-operating income, net, reflects net gains and losses from the Company’s foreign currency exposure and related hedges.
Note 11. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
United States	$655.4	$607.1	$558.5
Foreign	366.5	369.4	321.7
Total income before income taxes	$1,021.9	$976.5	$880.2
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current expense:
Federal	$147.9	$159.1	$145.1
State	31.3	28.0	41.7
Foreign, including withholding tax	43.3	24.4	26.3
	222.5	211.5	213.1
Deferred expense (benefit):
Federal	(3.3)	(25.6)	(18.0)
State	(3.3)	11.2	(4.8)
Foreign	20.3	(38.2)	16.1
	13.7	(52.6)	(6.7)
Total income tax expense	$236.2	$158.9	$206.4

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
The Company's state current expense was lower in 2024 and 2023 due to a beneficial change in certain state income apportionment rules, which became effective starting in 2023. The new apportionment rules required the Company to write down certain of its deferred tax assets resulting in a net state deferred expense in 2023.
The Company’s increased foreign current expense in 2024 was primarily driven by the Organization for Economic Cooperation and Development (“OECD”) Pillar 2 minimum tax adopted by Switzerland, partially offset by related foreign tax credits in the U.S.
The difference between income tax expense and the amount resulting from applying the federal statutory rate of 21% to Income before income taxes is attributable to the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Income tax expense at federal statutory rate	$214.6	$205.1	$184.8
State taxes, net of federal benefit	20.4	28.5	29.2
Change in valuation allowance	(6.5)	66.1	0.1
Remeasurement of unrecognized tax benefits	2.4	(8.3)	(1.5)
Effect of non-U.S. operations	2.3	(15.5)	(9.5)
Non-U.S. intellectual property	—	(118.0)	—
Other	3.0	1.0	3.3
Total income tax expense	$236.2	$158.9	$206.4
During the fourth quarter of 2023, due to a change in local tax systems, the Company recognized amortizable tax basis related to a portion of its non-U.S. intellectual property based on a fair value of approximately $1.80 billion. This intellectual property had no book value, resulting in the recognition of a $118.0 million deferred tax asset and a corresponding income tax benefit in 2023.
Due to the change in the tax systems mentioned above, the Company determined that it is more likely than not that a portion of the deferred tax asset related to certain non-U.S. intellectual property previously transferred as part of a legal entity reorganization, will not be realized, and as a result, recognized a valuation allowance of $64.7 million in 2023.
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Intellectual property	$227.4	$266.2
Deferred revenue, accruals and reserves	72.4	72.9
Research and development costs	32.5	23.6
Tax credit carryforwards	6.1	4.6
Net operating loss carryforwards	1.7	2.2
Other	3.9	6.0
Total deferred tax assets	344.0	375.5
Valuation allowance	(61.8)	(73.6)
Net deferred tax assets	282.2	301.9
Deferred tax liabilities	(0.9)	(0.9)
Total net deferred tax assets	$281.3	$301.0
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
As of December 31, 2024, the Company’s deferred tax assets included $32.9 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2024 consisted primarily of foreign tax credit carryforwards. The state net operating loss carryforwards expire in various years from 2025 through 2034. The foreign tax credits will expire between 2028 and 2034.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2024	2023
	(In millions)
Beginning balance	$9.6	$15.1
Increases in tax positions for prior years	0.3	0.1
Decreases in tax positions for prior years	(2.8)	—
Increases in tax positions for current year	0.4	5.0
Lapse in statute of limitations	(1.0)	(10.6)
Ending balance	$6.5	$9.6
As of December 31, 2024, approximately $4.3 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The Company does not expect the balance of unrecognized tax benefits to change materially during the next twelve months.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the Commonwealth of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are not currently under examination by the IRS and only the Company’s tax returns for 2020 and years thereafter are subject to examination. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has previously used net operating loss carryforwards and other tax attributes to offset its taxable income in income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute of limitations closes on the year in which such attributes were utilized. The open years for examination in Switzerland are the 2020 tax year and forward.

Note 12. Commitments and Contingencies
The following table represents the minimum payments required by Verisign under certain purchase obligations, certain U.S. income tax obligations, leases, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Transition Tax	Senior Notes	Total
	(In millions)
2025	$45.6	$24.3	$559.5	$629.4
2026	12.7	—	46.4	59.1
2027	5.3	—	596.4	601.7
2028	3.0	—	20.3	23.3
2029	0.5	—	20.3	20.8
Thereafter	—	—	780.2	780.2
Total	$67.1	$24.3	$2,023.1	$2,114.5
The amounts in the table above exclude $4.3 million of unrecognized tax benefits, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.
Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations include firm commitments with telecommunication carriers, other service providers and the fixed portion of registry fees related

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2024, 2023 AND 2022
to the operation of certain top-level domains. Registry fees for top-level domains that we operate where the amounts are variable or passed-through to registrars have been excluded from the table above.
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2030. For each period presented, the Company paid ICANN a fee of $0.25 for each annual term of a domain name registered or renewed. The Company incurred registry fees for the .com registry of $38.0 million in 2024, $38.1 million in 2023, and $39.9 million in 2022. Effective January 1, 2025, these fees increased to $0.2575 for each annual term of a domain name registered or renewed.
In connection with the .com Registry Agreement with ICANN, the Company is required to make annual payments of $4.0 million to ICANN through 2025 to support efforts to maintain the security and stability of the DNS. The payment for 2025 is included in Purchase obligations in the table above.
Verisign leases a small portion of its office space and a portion of its data center facilities under operating leases, the longest of which extends into 2029. Rental expenses under operating leases were not material in any period presented. Operating lease obligations for 2025 through 2029 are included in Purchase obligations in the table above.
The Transition Tax amount in the table above is the final installment of U.S. income taxes payable on our accumulated foreign earnings pursuant to the 2017 Tax Cuts and Jobs Act.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2024. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended December 31, 2024.

Director Retirement
On February 10, 2025, Roger H. Moore announced his retirement from the Board of Directors effective as of the next Annual Meeting of Stockholders of VeriSign, Inc. at the end of his current term. Mr. Moore’s retirement did not result from any disagreement with the Company concerning any matter relating to its operations, policies, or practice.

Bylaw Amendment
On February 10, 2025, our Board of Directors amended Article I, Section 2(f) of our Bylaws to change the time period during which the Secretary will not call a stockholder-requested special meeting to consider an identical or substantially similar item presented at an earlier meeting of stockholders. The amendment shortens the time period when such a meeting will not be called by permitting a request that is delivered starting after 90 days, instead of 180 days, after the prior stockholders’ meeting.
This description of the amendment to the Bylaws is qualified in its entirety by reference to the text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.02 to this Form 10-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees, Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee will be included under the captions “Proposal No. 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated herein by reference (our “2025 Proxy Statement”).
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
The information required by this item regarding our insider trading policies and procedures will be included under the caption “Insider Trading Policy” in our 2025 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2025 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for 2024,” “Executive Compensation” and “Executive Compensation Tables.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2025 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
Information required by this item is incorporated herein by reference to our 2025 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.01	Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Bylaws of VeriSign, Inc.	10-K			X

4.01	Indenture dated as of March 27, 2015 between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/15	4.1

4.02	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

4.03	Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/21	4.1

4.04	First Supplemental Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/21	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.05	Description of Securities of the Registrant	10-K	2/19/21	4.04

10.01	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.02	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.04	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.06	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in 2022 and 2023+	10-Q	4/28/16	10.01

10.07	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.08	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.09	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.10	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.11	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.12	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.13	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

10.14	Asset Purchase Agreement between Verisign, Inc., as the seller and Neustar, Inc., as the buyer, dated as of October 24, 2018	10-K	2/15/19	10.20

10.15	Amendment to Asset Purchase Agreement and Transition Services Agreement between Neustar, Inc. and VeriSign, Inc., dated as of December 10, 2019†	10-K	2/14/20	10.22

10.16	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers.	8-K	6/30/23	10.1

10.17	Credit Agreement, dated as of December 6, 2023 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	12/08/23	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.18	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in or after 2024+	10-K	2/15/24	10.10

10.19	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 25, 2024.	8-K	11/25/24	10.1

19.01	Insider Trading Policy				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

97	Incentive-Based Compensation Recovery Policy	10-K	2/15/24	97

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 13th day of February 2025.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2025.

Signature	Title

/S/ D. JAMES BIDZOS	Chief Executive Officer, President, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial Officer)
GEORGE E. KILGUSS, III

/S/ JOHN D. CALYS	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)
JOHN D. CALYS

/S/ COURTNEY D. ARMSTRONG	Director
COURTNEY D. ARMSTRONG

/S/ YEHUDA ARI BUCHALTER	Director
YEHUDA ARI BUCHALTER

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ THOMAS F. FRIST III	Director
THOMAS F. FRIST III

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ DEBRA W. MCCANN	Director
DEBRA W. MCCANN

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON