Form 10-Q
period 2025-03-31
VERISIGN INC/CA
filed 2025-04-24
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 18, 2025
Common stock, $0.001 par value per share	93.9 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$575.4	$206.7
Marketable securities	73.1	393.2
Other current assets	65.6	63.9
Total current assets	714.1	663.8
Property and equipment, net	221.5	224.5
Goodwill	52.5	52.5
Deferred tax assets	277.2	281.3
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	37.4	39.4
Total long-term assets	733.6	742.7
Total assets	$1,447.7	$1,406.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$266.9	$257.8
Deferred revenues	1,019.7	973.5
Current senior notes	—	299.8
Total current liabilities	1,286.6	1,531.1
Long-term deferred revenues	341.7	330.7
Long-term senior notes	1,786.3	1,492.5
Long-term tax and other liabilities	10.1	10.1
Total long-term liabilities	2,138.1	1,833.3
Total liabilities	3,424.7	3,364.4
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.4 at March 31, 2025 and 355.2 at December 31, 2024; Outstanding shares: 94.1 at March 31, 2025 and 95.0 at December 31, 2024	10,427.2	10,645.3
Accumulated deficit	(12,401.4)	(12,600.7)
Accumulated other comprehensive loss	(2.8)	(2.5)
Total stockholders’ deficit	(1,977.0)	(1,957.9)
Total liabilities and stockholders’ deficit	$1,447.7	$1,406.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$402.3	$384.3
Costs and expenses:
Cost of revenues	49.4	49.1
Research and development	26.0	24.8
Selling, general and administrative	55.7	51.5
Total costs and expenses	131.1	125.4
Operating income	271.2	258.9
Interest expense	(20.3)	(18.8)
Non-operating income, net	7.5	13.9
Income before income taxes	258.4	254.0
Income tax expense	(59.1)	(59.9)
Net income	199.3	194.1
Other comprehensive loss	(0.3)	(0.2)
Comprehensive income	$199.0	$193.9

Earnings per share:
Basic	$2.11	$1.93
Diluted	$2.10	$1.92
Shares used to compute earnings per share
Basic	94.6	100.8
Diluted	94.8	100.9
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Total stockholders’ deficit, beginning of period	$(1,957.9)	$(1,581.0)

Common stock and additional paid-in capital
Beginning balance	10,645.3	11,808.0
Repurchase of common stock	(241.7)	(269.9)
Stock-based compensation	17.7	15.3
Issuance of common stock under stock plans	7.9	8.3
Excise tax on repurchase of common stock	(2.0)	(2.3)
Balance, end of period	10,427.2	11,559.4

Accumulated deficit
Beginning balance	(12,600.7)	(13,386.4)
Net income	199.3	194.1
Balance, end of period	(12,401.4)	(13,192.3)

Accumulated other comprehensive loss
Beginning balance	(2.5)	(2.6)
Other comprehensive loss	(0.3)	(0.2)
Balance, end of period	(2.8)	(2.8)

Total stockholders’ deficit, end of period	$(1,977.0)	$(1,635.7)
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$199.3	$194.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	8.9	9.8
Stock-based compensation expense	17.5	15.1
Amortization of discount on investments in debt securities	(3.6)	(7.0)
Other, net	1.1	1.0
Changes in operating assets and liabilities:
Other assets	0.2	(4.1)
Other liabilities	6.6	(8.0)
Deferred revenues	57.2	38.6
Net deferred income taxes	4.1	17.8
Net cash provided by operating activities	291.3	257.3
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	358.6	658.0
Purchases of marketable securities	(35.2)	(157.8)
Purchases of property and equipment	(5.8)	(3.8)
Net cash provided by investing activities	317.6	496.4
Cash flows from financing activities:
Repayment of borrowings	(500.0)	—
Proceeds from senior note issuance, net of issuance costs	493.9	—
Repurchases of common stock	(241.7)	(269.9)
Proceeds from employee stock purchase plan	7.9	8.3
Net cash used in financing activities	(239.9)	(261.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	(0.4)
Net increase in cash, cash equivalents, and restricted cash	368.7	491.7
Cash, cash equivalents, and restricted cash at beginning of period	212.1	245.5
Cash, cash equivalents, and restricted cash at end of period	$580.8	$737.2
Supplemental cash flow disclosures:
Cash paid for interest	$26.2	$13.1
Cash paid for income taxes, net of refunds received	$20.0	$16.1

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC on February 13, 2025.
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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2025	2024
	(In millions)
Cash	$21.8	$21.7
Time deposits	2.0	1.8
Money market funds (Level 1)	147.2	188.6
Debt securities issued by the U.S. Treasury (Level 1)	482.9	393.2
Total	$653.9	$605.3

Cash and cash equivalents	$575.4	$206.7
Restricted cash (included in Other long-term assets)	5.4	5.4
Total Cash, cash equivalents, and restricted cash	580.8	212.1
Marketable securities	73.1	393.2
Total	$653.9	$605.3
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of March 31, 2025 are scheduled to mature in less than one year.

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
As of March 31, 2025, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.71 billion and $1.69 billion as of March 31, 2025 and December 31, 2024, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(In millions)
Accounts payable and accrued expenses	$9.6	$10.6
Taxes payable	101.8	65.8
Customer deposits	71.5	64.6
Accrued employee compensation	40.3	66.9
Accrued registry fees	14.2	12.6
Interest payable	12.9	19.5
Customer incentives payable	8.7	8.9
Current operating lease liabilities	5.4	5.2
Other accrued liabilities	2.5	3.7
Total accounts payable and accrued liabilities	$266.9	$257.8
Taxes payable reflects amounts accrued for the income tax provision and payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. Customer deposits varies from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2024 was paid during the three months ended March 31, 2025. Interest payable varies at each period-end based on the payment due dates for each senior note issuance. Interest payable as of March 31, 2025 reflects the early payment of accrued interest on the Company’s $500.0 million of 5.25% senior unsecured notes (“2025 Notes”) in March 2025, prior to their maturity on April 1, 2025.
Note 4. Debt
On March 11, 2025, the Company issued $500.0 million of 5.25% senior unsecured notes due June 1, 2032 (“2032 Notes”). The 2032 Notes were issued at 99.581% of par value. The Company will pay interest on the notes semi-annually on June 1 and December 1, commencing on June 1, 2025. The total discount and issuance costs of $6.7 million are presented on the balance sheet as a reduction of the debt obligation and are being amortized to Interest expense over the 7-year term of the notes.
On March 31, 2025, the Company used the net proceeds from the 2032 Notes and cash on hand to fund the repayment of all of its $500.0 million aggregate principal amount of outstanding 2025 Notes.

Note 5. Stockholders’ Deficit
Effective July 25, 2024, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of approximately $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of March 31, 2025 there was approximately $792.7 million remaining available for repurchases under the program.
The summary of the Company’s common stock share repurchases are as follows. Amounts may not add up due to rounding:

	Three Months Ended March 31, 2025
	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	1.0	$229.9	$225.83
Total repurchases for tax withholdings	0.1	11.7	$229.19
Total repurchases	1.1	$241.7	$225.99
Since inception, the Company has repurchased 261.3 million shares of its common stock for an aggregate cost of $15.12 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the excise tax on share repurchases.
On April 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.77 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on May 19, 2025, payable on May 28, 2025. The Company intends to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Company’s Board of Directors.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Weighted-average shares of common stock outstanding	94.6	100.8
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.2	0.1
Shares used to compute diluted earnings per share	94.8	100.9
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

The following table presents information about segment revenues, significant expenses and profits:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues	$402.3	$384.3
Costs and expenses:
Compensation and benefits expenses	62.1	58.8
Stock-based compensation expenses	17.5	15.1
Equipment and software expenses	12.0	10.9
Registry fee expenses	11.6	11.6
Depreciation expenses	8.9	9.8
Other segment items	19.0	19.2
Total costs and expenses	131.1	125.4
Operating Income	271.2	258.9
Interest expense	(20.3)	(18.8)
Non-operating income, net	7.5	13.9
Income tax expense	(59.1)	(59.9)
Net income	$199.3	$194.1
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
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended March 31,
	2025	2024
	(In millions)
U.S.	$266.1	$255.3
EMEA	67.0	60.3
APAC	44.4	44.9
Other	24.8	23.8
Total revenues	$402.3	$384.3
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of the Company’s performance, the Company records these amounts as deferred revenues. The increase in the deferred revenues balance for the three months ended March 31, 2025 was primarily driven by amounts billed in the three months ended March 31, 2025 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $358.3 million of revenues recognized that were included in the deferred revenues balance at December 31, 2024. The balance of deferred revenues as of March 31, 2025 represents the Company’s aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 9. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cost of revenues	$2.1	$2.0
Research and development	2.8	2.6
Selling, general and administrative	12.6	10.5
Stock-based compensation expense	17.5	15.1
Capitalization (included in Property and equipment, net)	0.2	0.2
Total stock-based compensation	$17.7	$15.3

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2025	2024
	(In millions)
RSUs	$13.0	$12.1
Performance-based RSUs	3.8	2.1
ESPP	0.9	1.1
Total stock-based compensation	$17.7	$15.3
Note 10. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $7.9 million and $12.0 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income during the three months ended March 31, 2025 primarily reflects the lower amounts invested in debt securities in the current period and slightly lower interest rates on the Company’s investments in debt securities compared to the prior period.
Note 11. Income Taxes
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Income tax expense	$59.1	$59.9
Effective tax rate	23%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2024 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties, including, among other things, statements regarding the Company’s dividend program and our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2025. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
As of March 31, 2025, we had 169.8 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media and artificial intelligence, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $402.3 million during the three months ended March 31, 2025, which represents an increase of 5% compared to the same period in 2024.
•We recorded operating income of $271.2 million during the three months ended March 31, 2025, which represents an increase of 5% compared to the same period in 2024.
•As of March 31, 2025, we had 169.8 million .com and .net registrations in the domain name base, which represents a 1.5% decrease from March 31, 2024, and a net increase of 0.8 million domain name registrations from December 31, 2024.
•During the three months ended March 31, 2025, we processed 10.1 million new domain name registrations for .com and .net compared to 9.5 million for the same period in 2024.
•The final .com and .net renewal rate for the fourth quarter of 2024 was 74.0% compared to 73.2% for the fourth quarter of 2023. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We generated cash flows from operating activities of $291.3 million during the three months ended March 31, 2025, compared to $257.3 million for the same period in 2024.

•During the three months ended March 31, 2025, we repurchased 1.0 million shares of our common stock for an aggregate cost of $229.9 million. As of March 31, 2025, there was $792.7 million remaining for future share repurchases under the share repurchase program.
•On March 11, 2025, we issued $500.0 million of 5.25% senior notes due June 1, 2032. On March 31, 2025, we used the net proceeds from the 2032 Notes, along with cash on hand, to fund the repayment of all of our $500.0 million aggregate principal amount of outstanding 5.25% senior notes due April 1, 2025.
•On April 23, 2025, our Board of Directors declared a cash dividend of $0.77 per share of our outstanding common stock to stockholders of record as of the close of business on May 19, 2025, payable on May 28, 2025. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by our Board of Directors.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2025	2024
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	12.3	12.8
Research and development	6.5	6.4
Selling, general and administrative	13.8	13.4
Total costs and expenses	32.6	32.6
Operating income	67.4	67.4
Interest expense	(5.0)	(4.9)
Non-operating income, net	1.8	3.6
Income before income taxes	64.2	66.1
Income tax expense	(14.7)	(15.6)
Net income	49.5%	50.5%
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
In November 2024, we renewed the .com Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .com registry through November 30, 2030. Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period. The current such six-year period began on October 26, 2024. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26 effective September 1, 2024. Under the .net Registry Agreement, we are permitted to increase the price of .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. We increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91 effective February 1, 2024. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2025	% Change	2024
	(Dollars in millions)
Revenues	$402.3	5%	$384.3
The following table compares the .com and .net domain name registrations in the domain name base:

	March 31, 2025	% Change	March 31, 2024
.com and .net domain name registrations in the domain name base	169.8 million	(2)%	172.5 million
Revenues increased during the three months ended March 31, 2025, as compared to the same period last year, primarily due to the .com and .net price increases, partially offset by a decline in the .com and .net domain name base.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, competitive pressure from ccTLDs, other gTLDs, services that offer alternatives for an online presence, such as social media and artificial intelligence, ongoing changes in internet practices and behaviors of consumers and businesses, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, and global economic conditions, has limited the demand for .com and .net domain names and may continue to do so in the future. While the core value proposition of a domain name has remained strong, challenging economic and regulatory conditions weakened demand for .com and .net domain name registrations in China, and some registrars, particularly in the U.S., shifted their focus to increasing profitability through higher retail pricing and decreasing marketing activities targeting new customer acquisition during 2024. The combination of these factors negatively impacted our renewal rates and the volume of new domain name registrations, resulting in a decline in our domain name base during 2024. These business conditions began to improve at the end of 2024 and have continued into the first quarter of 2025 resulting in an increase in both new registrations and renewal rates. While still early, we are seeing more focus from registrars on customer acquisition and some early engagement from registrars with our marketing programs.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2025	% Change	2024
	(Dollars in millions)
U.S.	$266.1	4%	$255.3
EMEA	67.0	11%	60.3
APAC	44.4	(1)%	44.9
Other	24.8	4%	23.8
Total revenues	$402.3		$384.3
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. The majority of our revenue growth was generated from registrars based in the U.S. and EMEA, while revenue in APAC decreased slightly during the three months ended March 31, 2025 compared to the same period in 2024. The decline in revenues from registrars based in APAC was due to lower demand in China where revenues decreased by 7% compared to the prior period.

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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2025	% Change	2024
	(Dollars in millions)
Cost of revenues	$49.4	1%	$49.1
Cost of revenues remained consistent during the three months ended March 31, 2025, compared to the same period last year.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2025	% Change	2024
	(Dollars in millions)
Research and development	$26.0	5%	$24.8
Research and development expenses increased slightly during the three months ended March 31, 2025, compared to the same period last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended March 31,
	2025	% Change	2024
	(Dollars in millions)
Selling, general and administrative	$55.7	8%	$51.5
Selling, general and administrative expenses increased during the three months ended March 31, 2025, compared to the same period last year, primarily due to an increase in compensation and benefits expenses, including stock-based compensation expenses. Compensation and benefits expenses, including stock-based compensation expenses, increased by $3.8 million, primarily due to higher expenses for certain employee health insurance related benefits, annual salary increases, and an increase in the total projected achievement levels on certain performance-based RSU grants.
Interest expense
Interest expense increased slightly during the three months ended March 31, 2025, compared to the same period last year, due to interest accrued on the 2032 Notes issued on March 11, 2025.
Non-operating income, net
Non-operating income decreased during the three months ended March 31, 2025, compared to the same period last year, primarily due to a decrease in interest income as a result of lower amounts invested in debt securities in the current period and slightly lower interest rates on the Company’s investments in debt securities.

Income tax expense
The following table presents Income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Income tax expense	$59.1	$59.9
Effective tax rate	23%	24%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2025	2024
	(In millions)
Cash and cash equivalents	$575.4	$206.7
Marketable securities	73.1	393.2
Total	$648.5	$599.9
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of March 31, 2025, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Effective July 25, 2024, our Board of Directors authorized the repurchase of our common stock in the amount of $1.11 billion, in addition to the $388.0 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. During the three months ended March 31, 2025, we repurchased 1.0 million shares of our common stock for an aggregate cost of $229.9 million. As of March 31, 2025, there was approximately $792.7 million remaining available for future share repurchases under the share repurchase program.
On March 11, 2025, we issued $500.0 million of 5.25% senior notes due June 1, 2032. On March 31, 2025, we used the net proceeds from the 2032 Notes, along with cash on hand, to fund the repayment of all of our $500.0 million aggregate principal amount of outstanding 5.25% senior notes due April 1, 2025. As of March 31, 2025, we also had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031 and $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027. As of March 31, 2025, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility which matures in 2028.
On April 23, 2025, our Board of Directors declared a cash dividend of $0.77 per share of our outstanding common stock to stockholders of record as of the close of business on May 19, 2025, payable on May 28, 2025. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by our Board of Directors.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, fund our dividend program, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our cash requirements have not changed materially since the 2024 Form 10-K.

In summary, our cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$291.3	$257.3
Net cash provided by investing activities	317.6	496.4
Net cash used in financing activities	(239.9)	(261.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	(0.4)
Net increase in cash, cash equivalents, and restricted cash	$368.7	$491.7
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the three months ended March 31, 2025, compared to the same period last year, primarily due to an increase in cash received from customers, partially offset by increases in cash paid for interest and cash paid for income taxes. Cash received from customers increased primarily due to the .com and .net price increases and higher .com domain name registrations and renewals. Cash paid for interest increased due to the payment of interest accrued on our 2025 Notes in March 2025, prior to their maturity date of April 1, 2025. Cash paid for income taxes increased primarily due to comparatively higher non-US income tax payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased during the three months ended March 31, 2025, compared to the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to proceeds from and repayment of borrowings, share repurchases, and proceeds from our employee stock purchase plan.
Net cash used in financing activities decreased during the three months ended March 31, 2025, compared to the same period last year, primarily due to proceeds received from the issuance of our 2032 Notes and a decrease in share repurchases, partially offset by the repayment of our 2025 Notes.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Routing on the internet depends on the Border Gateway Protocol (“BGP”), which is a protocol that relies on networks within the internet infrastructure acting in a trustworthy manner when sharing information about destinations for connectivity and the routing of internet traffic. As a trust-based protocol, BGP has a number of vulnerabilities that may lead to outages or disrupt our services, including as a result of “route hijacks” that involve accidental or malicious rerouting of internet traffic, or “route leaks” that involve the malicious or unintentional propagation of routing information beyond the intended scope of the originator, receiver, and/or one of the networks along the route’s path. Both route hijacks and route leaks can result in partial or full rerouting of internet traffic for the impacted destinations. These types of events, which are generally beyond our control, could enable an array of attack conditions or service disruptions, and could result in adverse publicity and adversely affect the public’s perception of the security of commerce and communications over the internet, as well as of the security or reliability of our services.
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
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, data centers we own or lease. These data centers, which are concentrated in the same geographic region, are vulnerable to damage or interruption, including from natural disasters, such as fires, earthquakes, hurricanes, and floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also regularly updating and enhancing our network architecture in our data centers and globally distributed resolution systems. If our data center facilities or the updated network architectures, hardware or software upgrades, or security controls do not operate as expected, including the ability to quickly manage services across sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our globally distributed resolution systems, which could result in breaches of our service level agreements pertaining to our resolution services and impact the resolution of domain names on the internet. We do not carry insurance or designated financial reserves for such interruptions.
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
See the “Competition” section in Part I, Item 1 of the 2024 Form 10-K for further information.
Strategic, Business and Operating Risk Factors
The evolution of technologies or internet practices and behaviors, the adoption of substitute technologies, or wholesale price increases of domain names in the gTLDs we operate may materially and negatively impact the demand for the domain names for which we are the registry operator.
Technologies relating to online presence, including social media, artificial intelligence, mobile devices, apps, and search engines, have evolved and continue to evolve, changing the internet practices and behaviors of consumers and businesses. These ongoing changes can negatively impact the demand for our domain names. In addition, registrants purchase domain names for a variety of reasons, including personal, commercial, and investment reasons. Changes in the motivation of domain name registrants can negatively impact our business.
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
•acceptance and adoption of substitute products and services that enable online presence without a domain name, including social media, artificial intelligence, commerce platforms, website builders and mobile applications;
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
Capital Structure Risk Factors
We may not pay any dividends on our common stock in the future.
In April 2025, we announced that the Board had adopted a dividend program which will be initiated during the second quarter of 2025. Each dividend under the program will be subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, our results of operations, financial condition and liquidity, contractual prohibitions and other restrictions with respect to the payment of dividends. There is no assurance that the Board will declare, or that we will pay, any dividends on our common stock in the future. The Board may, in its discretion, decrease the level of cash dividends. A reduction or elimination of cash dividends could negatively affect the market price of our common stock.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2025:

	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
January 1 - 31, 2025	359	$209.91	359	$947.3	million
February 1 - 28, 2025	315	$226.98	315	$875.7	million
March 1 - 31, 2025	343	$241.41	343	$792.7	million
	1,018		1,018
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
(3)    Amounts in the table above may not sum due to rounding.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.
On February 15, 2025, D. James Bidzos, the Company's Executive Chairman, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 144,000 shares of Company common stock between May 20, 2025 and May 14, 2026, subject to certain conditions.
On February 18, 2025, Thomas Indelicarto, the Company's Executive Vice President, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,000 shares of Company common stock between May 20, 2025 and April 30, 2026, subject to certain conditions.
On February 27, 2025, George Kilguss, the Company's Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 60,000 shares of Company common stock between June 10, 2025 and June 17, 2026, subject to certain conditions.
There were no other directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended March 31, 2025.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith
3.01	Bylaws of VeriSign, Inc.	10-K	2/13/25	3.02

4.01	Second Supplemental Indenture, dated as of March 11, 2025, between VeriSign, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	3/11/25	4.1

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: April 24, 2025	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 24, 2025	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer