Form 10-Q
period 2025-09-30
VERISIGN INC/CA
filed 2025-10-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 17, 2025
Common stock, $0.001 par value per share	92.7 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$235.4	$206.7
Marketable securities	382.3	393.2
Other current assets	70.7	63.9
Total current assets	688.4	663.8
Property and equipment, net	218.6	224.5
Goodwill	52.5	52.5
Deferred tax assets	267.3	281.3
Deposits to acquire intangible assets	145.0	145.0
Other long-term assets	31.9	39.4
Total long-term assets	715.3	742.7
Total assets	$1,403.7	$1,406.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$271.0	$257.8
Deferred revenues	1,036.1	973.5
Current senior notes	—	299.8
Total current liabilities	1,307.1	1,531.1
Long-term deferred revenues	348.2	330.7
Long-term senior notes	1,787.6	1,492.5
Long-term tax and other liabilities	11.3	10.1
Total long-term liabilities	2,147.1	1,833.3
Total liabilities	3,454.2	3,364.4
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.6 at September 30, 2025 and 355.2 at December 31, 2024; Outstanding shares: 92.9 at September 30, 2025 and 95.0 at December 31, 2024	9,933.4	10,645.3
Accumulated deficit	(11,981.2)	(12,600.7)
Accumulated other comprehensive loss	(2.7)	(2.5)
Total stockholders’ deficit	(2,050.5)	(1,957.9)
Total liabilities and stockholders’ deficit	$1,403.7	$1,406.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$419.1	$390.6	$1,231.3	$1,162.0
Costs and expenses:
Cost of revenues	48.8	46.8	147.3	143.0
Research and development	25.4	23.2	77.1	71.8
Selling, general and administrative	60.6	51.3	170.7	152.8
Total costs and expenses	134.8	121.3	395.1	367.6
Operating income	284.3	269.3	836.2	794.4
Interest expense	(18.9)	(18.9)	(58.1)	(56.5)
Non-operating income, net	6.3	10.5	19.3	35.9
Income before income taxes	271.7	260.9	797.4	773.8
Income tax expense	(58.9)	(59.6)	(177.9)	(179.6)
Net income	212.8	201.3	619.5	594.2
Other comprehensive income (loss)	0.1	0.4	(0.2)	0.2
Comprehensive income	$212.9	$201.7	$619.3	$594.4

Earnings per share:
Basic	$2.28	$2.07	$6.60	$6.00
Diluted	$2.27	$2.07	$6.58	$6.00
Shares used to compute earnings per share
Basic	93.3	97.3	93.9	99.0
Diluted	93.6	97.3	94.1	99.1
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stockholders’ deficit, beginning of period	$(1,993.8)	$(1,816.4)	$(1,957.9)	$(1,581.0)

Common stock and additional paid-in capital
Beginning balance	10,203.0	11,179.9	10,645.3	11,808.0
Repurchase of common stock	(218.7)	(303.1)	(627.2)	(963.3)
Common stock cash dividends	(72.0)	—	(144.1)	—
Stock-based compensation	18.6	16.1	52.5	46.0
Issuance of common stock under stock plans	4.4	4.0	12.3	12.3
Excise tax on repurchase of common stock	(1.9)	(2.9)	(5.4)	(9.0)
Balance, end of period	9,933.4	10,894.0	9,933.4	10,894.0

Accumulated deficit
Beginning balance	(12,194.0)	(12,993.5)	(12,600.7)	(13,386.4)
Net income	212.8	201.3	619.5	594.2
Balance, end of period	(11,981.2)	(12,792.2)	(11,981.2)	(12,792.2)

Accumulated other comprehensive loss
Beginning balance	(2.8)	(2.8)	(2.5)	(2.6)
Other comprehensive income (loss)	0.1	0.4	(0.2)	0.2
Balance, end of period	(2.7)	(2.4)	(2.7)	(2.4)

Total stockholders’ deficit, end of period	$(2,050.5)	$(1,900.6)	$(2,050.5)	$(1,900.6)

Cash dividends declared per common share	$0.77	$—	$1.54	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$619.5	$594.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	24.5	28.1
Stock-based compensation expense	51.8	45.2
Amortization of discount on investments in debt securities	(8.2)	(16.6)
Other, net	2.4	2.1
Changes in operating assets and liabilities:
Other assets	(3.2)	(18.2)
Other liabilities	20.6	(31.9)
Deferred revenues	80.1	52.9
Net deferred income taxes	14.0	15.3
Net cash provided by operating activities	801.5	671.1
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	412.5	1,009.6
Purchases of marketable securities	(393.6)	(684.0)
Purchases of property and equipment	(18.3)	(18.6)
Net cash provided by investing activities	0.6	307.0
Cash flows from financing activities:
Repurchases of common stock	(627.2)	(963.3)
Repayment of borrowings	(500.0)	—
Proceeds from senior note issuance, net of issuance costs	493.3	—
Payment of dividends	(144.1)	—
Proceeds from employee stock purchase plan	12.3	12.3
Payment of excise tax on repurchase of common stock	(11.6)	—
Net cash used in financing activities	(777.3)	(951.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.1	0.1
Net increase in cash, cash equivalents, and restricted cash	24.9	27.2
Cash, cash equivalents, and restricted cash at beginning of period	212.1	245.5
Cash, cash equivalents, and restricted cash at end of period	$237.0	$272.7
Supplemental cash flow disclosures:
Cash paid for interest	$55.4	$49.5
Cash paid for income taxes, net of refunds received	$169.3	$187.1

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for and disclosure of internal-use software costs. The ASU does not change what types of costs are capitalized or when internal-use software cost capitalization ceases. This guidance will be effective for the Company in 2028. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	September 30,	December 31,
	2025	2024
	(In millions)
Cash	$27.6	$21.7
Time deposits	1.8	1.8
Money market funds (Level 1)	203.6	188.6
Debt securities issued by the U.S. Treasury (Level 1)	386.3	393.2
Total	$619.3	$605.3

Cash and cash equivalents	$235.4	$206.7
Restricted cash (included in Other long-term assets)	1.6	5.4
Total Cash, cash equivalents, and restricted cash	237.0	212.1
Marketable securities	382.3	393.2
Total	$619.3	$605.3
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of September 30, 2025 are scheduled to mature in less than one year.

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
As of September 30, 2025, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.74 billion and $1.69 billion as of September 30, 2025 and December 31, 2024, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2025	2024
	(In millions)
Prepaid expenses	$31.8	$30.8
Prepaid registry fees	26.4	24.3
Taxes receivable	7.9	2.2
Accounts receivable, net	3.3	5.6
Other	1.3	1.0
Total other current assets	$70.7	$63.9
Other Long-term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2025	2024
	(In millions)
Operating lease right-of-use asset	$10.8	$9.3
Long-term prepaid registry fees	8.4	8.2
Long-term prepaid expenses	8.2	13.5
Restricted cash	1.6	5.4
Other	2.9	3.0
Total other long-term assets	$31.9	$39.4
The prepaid registry fees in the tables above relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(In millions)
Accounts payable and accrued expenses	$11.9	$10.6
Customer deposits	75.9	64.6
Accrued employee compensation	64.4	66.9
Taxes payable	63.4	65.8
Interest payable	20.2	19.5
Accrued registry fees	13.5	12.6
Customer incentives payable	12.7	8.9
Current operating lease liabilities	6.0	5.2
Other accrued liabilities	3.0	3.7
Total accounts payable and accrued liabilities	$271.0	$257.8
Customer deposits varies from period to period due to the timing of payments from certain large customers.
Note 4. Debt
On March 11, 2025, the Company issued $500.0 million of 5.25% senior unsecured notes due June 1, 2032 (“2032 Notes”). The 2032 Notes were issued at 99.581% of par value. Interest payments on the 2032 Notes commenced June 1, 2025 and are due semi-annually. The total discount and issuance costs of $6.7 million are presented on the balance sheet as a reduction of the debt obligation and are being amortized to Interest expense over the 7-year term of the notes.
On March 31, 2025, the Company used the net proceeds from the 2032 Notes and cash on hand to fund the repayment of all of its $500.0 million aggregate principal amount of outstanding 5.25% senior unsecured notes (“2025 Notes”), prior to their maturity on April 1, 2025.
Note 5. Stockholders’ Deficit
Effective July 24, 2025, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of September 30, 2025 there was $1.33 billion remaining available for repurchases under the program.
A summary of the Company’s common stock share repurchases is as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Shares	Total Costs	Average Price	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	0.8	$215.0	$281.87	2.4	$607.6	$253.65
Total repurchases for tax withholdings	—	3.7	$273.05	0.1	19.6	$246.25
Total repurchases	0.8	$218.7	$281.72	2.5	$627.2	$253.41
Since inception, the Company has repurchased 262.7 million shares of its common stock for an aggregate cost of $15.51 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the excise tax on share repurchases.

The Company initiated a quarterly cash dividend in April 2025. A summary of the Company’s dividend activities for the periods presented is as follows:

Record Date	Payment Date	Dividend Per Share	Total
		(In millions, except per share amounts)
April 23, 2025	May 28, 2025	$0.77	$72.1
July 22, 2025	August 27, 2025	0.77	72.0
		$1.54	$144.1
The dividends were accounted for as a reduction of Additional paid-in capital. On October 21, 2025, the Company’s Board of Directors declared a cash dividend of $0.77 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on November 18, 2025, payable on November 25, 2025. The Company intends to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Company’s Board of Directors.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Weighted-average shares of common stock outstanding	93.3	97.3	93.9	99.0
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.3	—	0.2	0.1
Shares used to compute diluted earnings per share	93.6	97.3	94.1	99.1
The calculation of diluted weighted average shares outstanding excludes performance-based RSUs granted by the Company for which the relevant performance criteria have not been achieved and any awards that are antidilutive. The number of potential shares excluded from the calculation was not significant in any period presented.
Note 7. Segment Information
The Company has one reportable segment that includes all the operations of the business. The chief operating decision maker assesses performance and decides how to allocate resources based on revenues, operating income and net income as reported on the Consolidated Statements of Comprehensive Income.
The following table presents information about segment revenues, significant expenses and profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues	$419.1	$390.6	$1,231.3	$1,162.0
Costs and expenses:
Compensation and benefits expenses	60.7	53.1	183.9	166.9
Stock-based compensation expenses	18.4	15.8	51.8	45.2
Equipment and software expenses	12.5	11.6	37.0	33.6
Registry fee expenses	12.1	11.3	35.4	33.9
Depreciation expenses	7.3	9.0	24.5	28.1
Other segment items	23.8	20.5	62.5	59.9
Total costs and expenses	134.8	121.3	395.1	367.6
Operating Income	284.3	269.3	836.2	794.4
Interest expense	(18.9)	(18.9)	(58.1)	(56.5)
Non-operating income, net	6.3	10.5	19.3	35.9
Income tax expense	(58.9)	(59.6)	(177.9)	(179.6)
Net income	$212.8	$201.3	$619.5	$594.2

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
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
U.S.	$275.9	$260.2	$812.5	$773.2
EMEA	71.2	62.8	207.0	184.7
APAC	47.0	43.5	136.9	132.2
Other	25.0	24.1	74.9	71.9
Total revenues	$419.1	$390.6	$1,231.3	$1,162.0
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of the Company’s performance, the Company records these amounts as deferred revenues. The increase in the deferred revenues balance for the nine months ended September 30, 2025 was primarily driven by amounts billed in the nine months ended September 30, 2025 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $827.2 million of revenues recognized that were included in the deferred revenues balance at December 31, 2024. The balance of deferred revenues as of September 30, 2025 represents the Company’s aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 9. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Cost of revenues	$2.2	$2.0	$6.5	$6.0
Research and development	2.9	2.6	8.5	8.0
Selling, general and administrative	13.3	11.2	36.8	31.2
Stock-based compensation expense	18.4	15.8	51.8	45.2
Capitalization (included in Property and equipment, net)	0.2	0.3	0.7	0.8
Total stock-based compensation	$18.6	$16.1	$52.5	$46.0

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
RSUs	$14.3	$13.8	$40.2	$37.8
Performance-based RSUs	3.3	1.3	9.5	5.0
ESPP	1.0	1.0	2.8	3.2
Total stock-based compensation	$18.6	$16.1	$52.5	$46.0
Note 10. Non-operating Income, Net
The following table presents the components of non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$6.7	$8.7	$20.6	$30.4
Other, net	(0.4)	1.8	(1.3)	5.5
Total non-operating income, net	$6.3	$10.5	$19.3	$35.9
Interest income is earned primarily from the Company’s surplus cash balances and marketable securities. The decrease in interest income during the three and nine months ended September 30, 2025, compared to the same periods last year, primarily reflects the lower amounts invested in debt securities in the current period and slightly lower interest rates on the Company’s investments in debt securities. Other, net, reflects net gains and losses from the Company’s foreign currency exposure and related hedges.
Note 11. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Income tax expense	$58.9	$59.6	$177.9	$179.6
Effective tax rate	22%	23%	22%	23%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
House Resolution 1, commonly referred to as the One Big Beautiful Bill Act, was enacted into law on July 4, 2025 (the “Act”). The tax regulations included in the Act did not have a material impact on the Company’s effective tax rate for the periods presented, and the Company does not expect the Act to have a material impact on its effective tax rate for 2025. The Company is currently evaluating the impact that the tax regulations may have on its financial statements in future years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2024 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks, uncertainties, and other important factors, including, among other things, statements regarding the Company’s quarterly dividend and our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. In some cases, you can identify forward-looking statements by terms such as “assumes,” “could,” “estimates,” “forecasts,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and similar language intended to identify forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended March 31, 2025. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2025. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
As of September 30, 2025, we had 171.9 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, such as social media and artificial intelligence, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $419.1 million and $1,231.3 million during the three and nine months ended September 30, 2025, which represents an increase of 7% and 6%, respectively, compared to the same periods in 2024.
•We recorded operating income of $284.3 million and $836.2 million during the three and nine months ended September 30, 2025, which represents an increase of 6% and 5%, respectively, compared to the same periods in 2024.
•As of September 30, 2025, we had 171.9 million .com and .net registrations in the domain name base, which represents a 1.4% increase from September 30, 2024, and a net increase of 1.4 million domain name registrations from June 30, 2025.
•During the three months ended September 30, 2025, we processed 10.6 million new domain name registrations for .com and .net compared to 9.3 million for the same period in 2024.
•The final .com and .net renewal rate for the second quarter of 2025 was 75.5% compared to 72.7% for the second quarter of 2024. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We generated cash flows from operating activities of $801.5 million during the nine months ended September 30, 2025, compared to $671.1 million for the same period in 2024.

•During the three months ended September 30, 2025, we repurchased 0.8 million shares of common stock for an aggregate cost of $215.0 million. As of September 30, 2025, there was $1.33 billion remaining for future share repurchases under the share repurchase program.
•On October 21, 2025, the Board of Directors declared a cash dividend of $0.77 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on November 18, 2025, payable on November 25, 2025.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	11.6	12.0	12.0	12.3
Research and development	6.1	5.9	6.3	6.2
Selling, general and administrative	14.5	13.2	13.8	13.1
Total costs and expenses	32.2	31.1	32.1	31.6
Operating income	67.8	68.9	67.9	68.4
Interest expense	(4.5)	(4.8)	(4.7)	(4.9)
Non-operating income, net	1.5	2.7	1.6	3.1
Income before income taxes	64.8	66.8	64.8	66.6
Income tax expense	(14.0)	(15.3)	(14.5)	(15.5)
Net income	50.8%	51.5%	50.3%	51.1%
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
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
	(Dollars in millions)
Revenues	$419.1	7%	$390.6	$1,231.3	6%	$1,162.0
The following table compares the .com and .net domain name registrations in the domain name base:

	September 30, 2025	% Change	September 30, 2024
.com and .net domain name registrations in the domain name base	171.9 million	1%	169.6 million
Revenues increased during the three and nine months ended September 30, 2025, as compared to the same periods last year, primarily due to the .com and .net price increases and an increase in the domain name base as of September 30, 2025 compared to September 30, 2024.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, the demand for .com and .net domain names may be limited by competitive pressure from other TLDs and alternatives for an online presence, such as social media and artificial intelligence. Additionally, changes in internet practices, consumer behavior, and global economic conditions, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, may impact demand for .com and .net domain names. Our domain name base increased during the three and nine months ended September 30, 2025 compared to December 31, 2024, with higher new registrations and renewal rates, as business conditions improved following a period of decline during 2024 and as registrars focus more on customer acquisition and have continued to engage with our marketing programs.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
	(Dollars in millions)
U.S.	$275.9	6%	$260.2	$812.5	5%	$773.2
EMEA	71.2	13%	62.8	207.0	12%	184.7
APAC	47.0	8%	43.5	136.9	4%	132.2
Other	25.0	4%	24.1	74.9	4%	71.9
Total revenues	$419.1		$390.6	$1,231.3		$1,162.0
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. While revenues increased in all regions during the three and nine months ended September 30, 2025, compared to the same periods in 2024, the majority of our revenue growth was generated from registrars based in the U.S. and EMEA.
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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
	(Dollars in millions)
Cost of revenues	$48.8	4%	$46.8	$147.3	3%	$143.0
Cost of revenues increased during the three months ended September 30, 2025, compared to the same period last year, due to a combination of individually insignificant factors.
Cost of revenues increased during the nine months ended September 30, 2025, compared to the same period last year, primarily due to increases in compensation and benefits expenses and a combination of individually insignificant factors, partially offset by a decrease in depreciation expenses. Compensation and benefits expenses increased by $4.4 million primarily due to annual salary increases, an increase in bonus expenses, an increase in average headcount, and a combination of other individually insignificant factors. Depreciation expenses decreased by $3.0 million due to a decrease in capital expenditures in recent periods.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
	(Dollars in millions)
Research and development	$25.4	10%	$23.2	$77.1	7%	$71.8
Research and development expenses increased during the three months ended September 30, 2025, compared to the same period last year, due to a combination of individually insignificant factors.
Research and development expenses increased during the nine months ended September 30, 2025, compared to the same period last year, primarily due to a $3.8 million increase in compensation and benefit expenses as a result of an increase in bonus expenses and annual salary increases.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
	(Dollars in millions)
Selling, general and administrative	$60.6	18%	$51.3	$170.7	12%	$152.8
Selling, general and administrative expenses increased during the three months ended September 30, 2025, compared to the same period last year, primarily due to increases in compensation and benefits expenses, legal expenses, and a combination of individually insignificant factors. Compensation and benefits expenses increased by $4.0 million primarily due to an increase in average headcount, an increase in bonus expenses, annual salary increases, and a combination of other individually insignificant factors. Legal expenses increased by $2.8 million due to an increase in litigation expenses.

Selling, general and administrative expenses increased during the nine months ended September 30, 2025, compared to the same period last year, primarily due to increases in compensation and benefit expenses, stock-based compensation expenses, and equipment and software expenses, partially offset by an increase in overhead expenses allocated to other cost types. Compensation and benefits expenses increased by $8.7 million primarily due to an increase in average headcount, an increase in bonus expenses, higher expenses for certain employee health-insurance related benefits, and annual salary increases. Stock-based compensation expenses increased by $5.6 million primarily due to an increase in the total projected achievement levels on certain performance-based RSU grants and an increase in the total value of RSUs granted in 2025. Equipment and software expenses increased by $3.3 million primarily due to increases in expenses related to network security and other software services. Overhead expenses allocated to other cost types increased by $2.6 million due to an increase in total allocable expenses.
Interest expense
Interest expense increased slightly during the nine months ended September 30, 2025, compared to the same period last year, primarily due to the period of overlap between the issuance of the 2032 Notes and repayment of the 2025 Notes.
Non-operating income, net
The following table presents the components of non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$6.7	$8.7	$20.6	$30.4
Other, net	(0.4)	1.8	(1.3)	5.5
Total non-operating income, net	$6.3	$10.5	$19.3	$35.9
Interest income is earned primarily from our surplus cash balances and marketable securities. The decrease in interest income during the three and nine months ended September 30, 2025, compared to the same periods last year, primarily reflects the lower amounts invested in debt securities in the current periods and slightly lower interest rates on our investments in debt securities. Other, net, reflects net gains and losses from our foreign currency exposure and related hedges.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Income tax expense	$58.9	$59.6	$177.9	$179.6
Effective tax rate	22%	23%	22%	23%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
House Resolution 1, commonly referred to as the One Big Beautiful Bill Act, was enacted into law on July 4, 2025 (the “Act”). The tax regulations included in the Act did not have a material impact on our effective tax rate for the periods presented, and we do not expect the Act to have a material impact on our effective tax rate for 2025. We are currently evaluating the impact that the tax regulations may have on our financial statements in future years.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2025	2024
	(In millions)
Cash and cash equivalents	$235.4	$206.7
Marketable securities	382.3	393.2
Total	$617.7	$599.9
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of September 30, 2025, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Effective July 24, 2025, the Board of Directors authorized the repurchase of common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. During the three months ended September 30, 2025, we repurchased 0.8 million shares of common stock for an aggregate cost of $215.0 million. As of September 30, 2025, there was $1.33 billion remaining available for future share repurchases under the share repurchase program.
In April 2025, we initiated a quarterly cash dividend. In the nine months ended September 30, 2025, we paid dividends of $144.1 million. On October 21, 2025, our Board of Directors declared a cash dividend of $0.77 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on November 18, 2025, payable on November 25, 2025. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Board of Directors.
On March 11, 2025, we issued $500.0 million of the 2032 Notes. On March 31, 2025, we used the net proceeds from the 2032 Notes, along with cash on hand, to fund the repayment of all of our $500.0 million aggregate principal amount of outstanding 2025 Notes. As of September 30, 2025, we also had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031 and $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027. As of September 30, 2025, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility which matures in 2028.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, fund our quarterly dividend, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our cash requirements have not changed materially since the 2024 Form 10-K.
In summary, our cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$801.5	$671.1
Net cash provided by investing activities	0.6	307.0
Net cash used in financing activities	(777.3)	(951.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.1	0.1
Net increase in cash, cash equivalents, and restricted cash	$24.9	$27.2
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased during the nine months ended September 30, 2025, compared to the same period last year, primarily due to an increase in cash received from customers, decreases in cash paid for income taxes and cash paid to employees and vendors, partially offset by an increase in cash paid for interest. Cash received from customers increased primarily due to the .com and .net price increases and higher .com domain name registrations and renewals. Cash paid for income taxes decreased primarily due to the enactment of the Act which restored the immediate deduction of research and experimentation expenses for U.S. federal income taxes. Cash paid to employees and vendors decreased primarily due to the timing of payments. Cash paid for interest increased due to the payment of interest on our 2032 Notes in June 2025.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased during the nine months ended September 30, 2025, compared to the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to proceeds from and repayment of borrowings, share repurchases, dividend payments, payment of excise tax on share repurchases, and proceeds from our employee stock purchase plan.
Net cash used in financing activities decreased during the nine months ended September 30, 2025, compared to the same period last year, primarily due to proceeds received from the issuance of our 2032 Notes and a decrease in share repurchases, partially offset by the repayment of our 2025 Notes, dividend payments to shareholders, and payment of excise tax on share repurchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
July 1 - 31, 2025	169	$286.03	169	$1,494.9	million
August 1 - 31, 2025	73	$272.75	73	$1,474.9	million
September 1 - 30, 2025	521	$281.81	521	$1,328.2	million
	763		763
(1) Effective July 24, 2025 the Board of Directors authorized the repurchase of common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(2) Amounts presented are exclusive of the excise tax on share repurchases.
ITEM 5.    OTHER INFORMATION
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On October 21, 2025, the Board of Directors approved and adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”) to provide that the Court of Chancery of the State of Delaware shall be the exclusive forum for certain state corporate law or shareholder derivative claims, and that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any action asserting a claim under the Securities Act of 1933, as amended, in each case to the fullest extent permitted by law and unless the Company otherwise consents in writing to the selection of an alternative forum.
The foregoing summary of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 hereto.
Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.
There were no directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended September 30, 2025.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Bylaws of VeriSign, Inc.				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: October 23, 2025	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 23, 2025	By:	/S/ JOHN D. CALYS
John D. Calys
Chief Financial Officer