Form 10-K
period 2025-12-31
VERISIGN INC/CA
filed 2026-02-05
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2025, was $16.4 billion based upon the last sale price reported for such date on the Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent Schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on January 30, 2026: 91.7 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), we make available files containing all active domain names registered in the .com and .net registries. Further, we also make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The zone counts and information on how to obtain access to the zone files can be found at https://www.verisign.com/resources/zone-file/. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to keep in or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated at least once per day. The update times may vary each day. The number of domain names provided in this Form 10-K are as of midnight of the date reported.
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
https://x.com/dnibrief
The contents of these websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.
Services

We operate the authoritative directory, for all .com, .net, and .name domain names (generic top-level domains, “gTLDs”), as well as for certain transliterations of .com and .net in a number of different native languages and scripts (internationalized generic top-level domains, “IDN gTLDs”). We also operate the authoritative directory for all .cc domain names (country code top-level domain, or “ccTLD”) and operate the technical or back-end systems for the .edu top-level domain. As the registry or service provider for these top-level domains, our services allow individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with online audiences.

We operate the .com, .net, and .name gTLDs and the IDN gTLDs under registry agreements with ICANN and also, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce (“DOC”). We operate the .cc ccTLD under an agreement with Cocos (Keeling) Islands. Under a separate agreement, we provide back-end services for the .edu top-level domain.
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
Domain names in the registries we operate can be registered for between one and 10 years. Unlike other gTLDs, the prices we charge for .com, .net and .name domain name registrations are subject to restrictions in our agreements with ICANN and our prices may be increased only according to those restrictions. Retail pricing for these domain name registrations is established by registrars. For .com domain name registrations, we pay ICANN on a quarterly basis $0.2575 for each annual domain name registration. For .name domain name registrations, we pay ICANN on a quarterly basis $0.25 for each annual domain name registration. For .net domain name registrations, we remit to ICANN a $0.75 fee per annual domain name registration that is collected from registrars.
Revenues for .cc domain names and our IDN gTLDs are based on prices that are not subject to the same pricing restrictions as those for the .com, .net and .name gTLDs. The fee for our performance of back-end services for the .edu top-level domain is based on the terms of our agreement.

Operations Infrastructure

Our main operations infrastructure consists of secure data centers in Dulles, Virginia; Ashburn, Virginia; and New Castle, Delaware; as well as more than 200 other points of presence around the world. Our domain name servers refer requestors to the associated authoritative name servers for second level domains in the registries we operate or support, thus enabling DNS resolution for .com and .net domain names and for domain names in the other registries that we operate, or for which we provide technical or back-end services. Our servers process hundreds of billions of transactions daily. Our operations infrastructure operates continuously, supporting the security, integrity and availability of our services, which are critical for our business and internet users. The performance and availability of our infrastructure are critical for our business. Key features of our operations infrastructure include:

•Distributed Servers:  We operate a large number of high-speed servers globally to support localized transaction processing and performance demands. In conjunction with our proprietary software, processes and procedures, this purpose-built global constellation of servers offers rapid failover, global and local load balancing, and threshold monitoring on critical servers.

•Networking:  We deploy and maintain a redundant and diverse global network, maintain high-speed, redundant connections to numerous internet service providers, and maintain hundreds of network interconnection relationships globally to ensure that our critical services are readily accessible to end users.

•Security and Availability:  We incorporate architectural concepts such as protected domains, restricted nodes, and distributed access control in our system architecture. In addition, we employ firewalls and intrusion detection software, endpoint and network detection and response systems as well as proprietary security mechanisms at many points across our infrastructure. We perform continuous internal vulnerability testing and periodic controls, audits, and also contract with third-party security organizations to perform periodic penetration tests and security risk assessments on our systems. Software undergoes application security testing prior to deployment and our responsible disclosure program provides an opportunity for external security researchers to be compensated for submitting vulnerabilities to our Information Security team. We have engineered resiliency and diversity across our set of interconnected sites to reduce the risk of unknown vendor defects and zero-day security vulnerabilities. For our critical services, our change management and core rollout processes include testing and validation in multiple test environments, along with a careful phased rollout to the production environment.

•Data Integrity: We use several proprietary systemic integrity checks and validations to ensure data correctness when updating and publishing the DNS records for the registries we operate. These steps include multiple stages of DNSSEC validation to ensure correctness, all of which exist to ensure that the zone can be validated cryptographically so that any changes would be rejected in the event of an error or corruption.

We continuously seek to enhance our infrastructure and capabilities to support both normal and peak system load plus attack volumes based on historical experience, as well as to address reported and projected internet attack trends.

Call Centers and Service Desk:  We provide customer support services over the phone, by email, by chat, and through web-based self-help systems. Our support teams are staffed with trained technical customer support personnel. Support is available for customers 24 hours a day.

Operations Support and Monitoring:  Through our network operations center, we have an extensive monitoring capability that enables us to track the status and performance of our critical systems, network and services. Our network operations center monitors our systems continuously. We subscribe to an industry leading Managed Detection and Response (MDR) service providing increased security monitoring 24/7/365, in addition to our own internal Verisign Incident Response Team.

Disaster Recovery Plans:  We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. We maintain data centers with mirrored services that allow failover with no data loss and no loss of function or capacity. Our critical data services (including domain name registration) use advanced storage systems and techniques such as synchronous mirroring and remote replication to our global resolution sites to provide data protection. We periodically operate services at alternate data centers during maintenance windows to ensure the availability of our data centers for disaster recovery. Air-gapped backup solutions are regularly maintained along with local and remote disk backups. We also conduct multiple simulations/exercises a year around disaster recovery, large-scale DDoS events, systems failure, ransomware attacks, and many more to broaden and deepen our learnings beyond the normal events we encounter on a day-to-day basis.
Marketing and Distribution
We seek to expand our business through focused marketing campaigns and programs that target growth in .com, .net and .cc domain names, both domestically and internationally through our registrars. We provide tools to be used by both registrars and end users to enable them to find relevant domain names. We have marketing and account management employees in several countries around the world.
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
Competition
We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to obtain a domain name registration. In addition to the registries we operate or for which we provide technical or back-end services, there are numerous other operational gTLD registries, ASCII ccTLD registries, IDN ccTLD registries, and IDN gTLD registries. Under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, marketing, methods of distribution, introduction of new registry services, and use of registrars, that do not apply to ccTLDs and other gTLDs and therefore may create a competitive disadvantage. Among our competitors operating gTLD and ccTLD registries are CentralNic, China Internet Network, DENIC eG, GoDaddy, Google, Identity Digital, Information Center (CNNIC), Nominet, Public Interest Registry (PIR), Radix, and .xyz.
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
Alternative namespaces, new technologies and the expansion of existing technologies, including Artificial Intelligence (“AI”), may increase competitive pressure. Our industry is characterized by collaborative relationships involving our competitors. In the past, certain of our competitors have consolidated or vertically integrated. Our ability to participate and benefit from such collaborative arrangements or consolidations may be limited and such collaborative arrangements and consolidations could harm our competitive position and adversely impact our business.
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
Human Capital Management
Our employees are mission driven and values focused. Their dedication to these principles forms the backbone that enables Verisign to provide for the security, stability, and resiliency of the DNS and the internet. We recognize the importance of talent and culture in driving an environment that fosters high performance, collaboration, belonging, and integrity in all aspects of our work.
We are committed to attracting, developing, and retaining the best talent, and we routinely monitor and present our progress in these areas to executive management and the Compensation Committee of our Board of Directors. As of December 31, 2025, we had 928 employees, of which 926 were full-time. 859 employees (representing approximately 93% of our total workforce) were based in the U.S., and 69 employees (representing approximately 7% of our total workforce) were based outside the U.S. As of December 31, 2025, approximately 30% of our global workforce was female, and approximately 46% of our U.S. employees were ethnically and racially diverse. No U.S.-based employees are represented under collective bargaining agreements. Based on periodic monitoring, we believe that our employee turnover is relatively low compared to competitive benchmarks and historical trends. We attribute our strong retention rates to our employees’ passion for and focus on the Company’s mission and values, our continual development of talent, and our delivery of competitive and equitable reward programs. We regularly review our workforce policies, procedures, and training programs, as well as our overall workforce demographics, in an effort to create a high performing, ethical, respectful, and collaborative work environment where employees can thrive.
Employee Engagement: In order to deliver on our mission, we believe it is important to have a highly engaged workforce that exhibits our values, which include: being stewards of the internet, being passionate about technology, respecting others, exhibiting integrity, taking responsibility, and holding ourselves to a higher standard. We strive to create an environment where employees feel a sense of belonging and feel empowered to bring their diverse set of skills, perspectives, and talents to bear. These principles are integrated into our operating model and are foundational to our ability to attract, retain, and develop top talent and allow us to drive stronger overall performance and decision making. To monitor engagement levels and well-being we routinely conduct employee surveys and review key workforce statistics. In our most recent survey conducted in November 2025, approximately 93% of our employee population participated. The survey results indicated that our employees remain highly engaged, have a strong commitment to our mission and values, and are proud to work at Verisign. These sentiments are reflected in our workforce statistics, especially our average employee tenure of approximately 11 years.
Compensation, Pay Equity, and Employee Benefits: To align with our philosophy of providing impactful total rewards, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We benchmark and regularly review our compensation and benefits against the market to confirm they remain competitive. We offer a broad and comprehensive set of benefits to meet the diverse needs of our workforce. In addition, we regularly perform analyses on base pay, annual incentives, and long-term incentives to help calibrate compensation and ensure pay equity.
Talent Development and Acquisition: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a regular basis where leadership is actively involved in identifying and developing top talent and potential successors for both emergency and long-term succession opportunities. We believe that employee development is anchored in acquiring skills and work experiences that meet the needs of the business and the individual. We focus on leadership capability development and provide opportunities that enhance technical and soft skills to equip our workforce for current and future growth. Our learning opportunities are a blend of on-the-job experiences, instructor-led training, and on-demand learning sessions that meet the unique development needs of our workforce. Additionally, all employees are required to complete annual ethics and compliance and monthly data security trainings. Our managers regularly hold conversations with employees about career management, coaching, and other development opportunities to help encourage and drive the growth of our talent. We are focused on the competitive labor market, and we work diligently to ensure comprehensive sourcing strategies are in place which enable the attraction of the best talent.
Employee Health, Safety and Well-being: We are committed to maintaining a safe and healthy environment for our employees. We have a robust physical safety and security program, including a life safety program which trains employees on appropriate emergency responses. We also offer a holistic wellness experience for our employees through our Mindful Connections program that supports employees across three pillars: physical, emotional, and financial. We support a hybrid work posture where our employees operate under team agreements that set the foundation for operating norms. Most employees are in the office a minimum of two days per week which fosters collaboration while providing employees the flexibility to manage a healthy work-life balance. Our offices remain essential to enabling collaboration, networking, and strategic discussion.
The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2025	2024	2023
Employee headcount by function:
Cost of revenues	256	256	247
Research and development	240	246	244
Selling, general and administrative	432	430	417
Total	928	932	908
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
We have obtained trademark registrations for the VERISIGN mark and VERISIGN logo in the U.S. and certain countries and have pending trademark applications for the VERISIGN logo in a number of other countries. We have common law rights in other proprietary names. We take steps to enforce and monitor potential infringement of Verisign’s trademarks. We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products and services.
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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of February 5, 2026:

Name	Age	Position
D. James Bidzos	70	Executive Chairman, President, and Chief Executive Officer
John D. Calys	66	Executive Vice President, Chief Financial Officer
Danny R. McPherson	51	Executive Vice President, Technology and Chief Security Officer
Thomas C. Indelicarto	62	Executive Vice President, General Counsel and Secretary
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
John D. Calys has served as Executive Vice President, Chief Financial Officer since May 2025. From 2020 to May 2025, Mr. Calys served as Senior Vice President and Global Controller and as Vice President and Global Controller from 2010 through 2020. He also served as its interim Chief Financial Officer in 2011 and 2012 and Chief Accounting Officer from April 2024 to May 2025. Prior to joining the company Mr. Calys served as Vice President and Controller for XO Communications, Inc., Vice President and Assistant Treasurer for Sprint Nextel Corporation, and Vice President and Assistant Controller for Nextel Communications, Inc. Mr. Calys graduated with a Master of Science, and Bachelor of Science in Accounting and Business Administration from the University of Kansas.
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
As an operator of critical internet infrastructure, we experience a high rate of cyber-attacks and attempted security breaches targeting our systems and services, including the most sophisticated forms of attacks, such as advanced persistent threat attacks, exploitation of zero-day vulnerabilities, ransomware attacks, and social engineering attacks. The forms of these attacks are constantly evolving and may involve methods, tools, and strategies that may not have been previously identified and may not have been observed until the moment of launch, or until sometime after, making these attacks virtually impossible to anticipate and difficult to defend against. For example, recent advances in AI-based tools have made, and will continue to make, cyber-attacks more sophisticated, harder to defend, and easier and faster to launch. These tools allow for rapid exploitation of vulnerabilities, which hinders our ability to defend against such exploitation. In addition to external threats, our systems and services are subject to insider threat risks, including physical or electronic break-ins, sabotage, and risks from suppliers, such as consultants and advisors, SaaS providers, hardware, software, and network systems manufacturers, regional internet registries, and other vendors, or from current or former contractors or employees. These threats and any resulting security breaches can arise from intentional or unintentional actions. Our continued exposure to these threats and the potential that they could lead to material liability claims against us requires us to expend significant financial and other resources. We have developed policies, standards, and procedures to identify, protect, detect, respond, and recover from threats posed by cybersecurity risks, and failure to comply with these policies, standards, and procedures by our employees or suppliers could limit our ability to effectively manage threats from these cybersecurity risks. Furthermore, we must ensure that our employees stay focused on protecting the Company against cybersecurity threats especially in our hybrid work environment, or our ability to effectively manage cybersecurity risks could be impacted. Our failure to effectively manage these security risks, including external and insider threats, could result in material harm to our business, including loss of or delay in revenues, failure to meet service level agreements, material liability claims, failure to maintain market acceptance, injury to our reputation, and increased costs, and could call into question our ability to preserve the security and stability of the internet.
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
Our networks have been, and likely will continue to be, subject to DDoS attacks. Recent industry experience has demonstrated that DDoS attacks continue to grow in size and sophistication, due in part to advances in AI-based tools, and have the ability to widely disrupt internet services. We have successfully mitigated DDoS attacks to date; however, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level agreements, and generally impede our ability to provide reliable service to our customers and the broader internet community. We have historically incurred, and will continue to incur, significant costs to enable our infrastructure to process levels of attack traffic that can be substantially larger than our normal transaction volume. We are employing new technologies and new and different services and capabilities to help mitigate DDoS attacks. If these new technologies, services and capabilities are not effective, our infrastructure could be disrupted, our response times could increase, our ability to meet our service level agreements could be negatively impacted, and our ability to provide reliable service to our customers and the broader internet community could be impeded.
We are subject to social engineering attacks including phishing, spear phishing, whaling, vishing, smishing, and domain spoofing, which are designed to entice people to divulge sensitive information or take actions that, if successful, could pose a material risk to our operations. The number of such attacks is increasing. Recent advances in AI have automated and increased the velocity and sophistication of these types of attacks as attackers are better able to rapidly create more personalized and targeted communications at scale using information derived from people’s relationships, online behavior and preferences. Social engineering attacks have occurred in concert with ransomware attacks. The various measures we take to mitigate cyber-attacks, including our deployment of advanced tools and implementation of redundant architecture and multiple recovery solutions, as well as conducting continuous security awareness training to address social engineering attacks and periodic exercises to mitigate the threat of ransomware cannot provide absolute security. We still may be subject to successful cyber-attacks despite our efforts. Our failure to prevent such attacks, including any successful social engineering attack, could result in our inability to meet our service level agreements and could otherwise materially harm our business, including from legal claims, governmental investigations and scrutiny, injury to our reputation, and increased costs.
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
To address internet routing system vulnerabilities, regional internet registries (“RIRs”) have adopted internet reachability policies based on a system known as the Resource Public Key Infrastructure (“RPKI”). The RIRs allocate internet number resources, such as internet protocol addresses, to enterprises and network operators. We and other registries as well as internet service providers have also adopted or have begun to adopt RPKI. We have limited visibility into the maturity of and investment in the RIRs’ operational and security controls, which are outside of our control. When the availability, integrity, or confidentiality of any of the information in the RPKI system, or systems used to maintain and administer RPKI data and systems, are impacted or otherwise compromised in any of the RIRs, or any network operator that is a relying party of the RPKI system, or the operations or ingestion of data from the RPKI system are otherwise impacted by a known or unknown vulnerability, our services may be negatively impacted. Such impacts may include degraded or full loss of reachability of service addresses in the global internet routing system, resulting in degradation or complete loss of availability of our registration and resolution services. A compromise of the RPKI system and related services, or unintentional or unauthorized manipulation of data therein, may also result in other denial of service attack conditions for our infrastructure and services. The systemic dependencies introduced by the RPKI system and by the relying parties of the RPKI system, including internet service providers, are outside of our control, and systems that depend upon the RPKI may be only as secure as the weakest elements of the RPKI system. Contracting with RIRs for the provision of and access to RPKI services carries material operational risks, as described above, as well as material contractual risks, which may expose us to service disruptions and material liability.

We could encounter system interruptions or system failures resulting from activities beyond our direct control that could materially harm our business.
We depend on the uninterrupted operation of our various systems, secure data centers, points of presence around the world and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from power loss, war, transmission cable cuts and other telecommunications failures, damage or interruption caused by fire, earthquake, and other natural disasters, intentional acts of vandalism, terrorist attacks, unintentional mistakes, or errors. Our systems and operations also face risks inherent in, or arising from, the terms and conditions of our agreements with service providers to operate our networks and data centers. We are also subject to the risk of state suppression of internet operations. Any of these scenarios could create potential liability and exposure, including from a failure to meet our service level agreements, and could decrease customer satisfaction, materially harming our business, or resulting in adverse publicity and damage to our reputation or call into question our ability to preserve the security and stability of the internet.
Our data centers, our data center systems, including the Shared Registration Systems located at our data centers, and our resolution systems are vulnerable to damage or interruption, which could impede our ability to provide our services, expose us to material liability, and materially harm our reputation.
Most of the computing infrastructure for our Shared Registration System is located at, and most of our customer information is stored in, data centers we own or lease. These data centers, which are concentrated in the same geographic region, are vulnerable to damage or interruption, including from natural disasters, such as fires, earthquakes, hurricanes, and floods, power loss, hardware or system failures, physical or electronic break-ins, human error or interference. We are also regularly updating and enhancing our network architecture in our data centers and globally distributed resolution systems. If our data center facilities or the updated network architectures, hardware or software upgrades, or security controls do not operate as expected, including the ability to quickly manage services across sites, we could experience service interruptions or outages. A failure in the operation of our Shared Registration System could result in the inability of one or more registrars to register or manage domain names for a period of time. If such a registrar has not implemented robust services in a manner that preserves transactions until processed by the registry, then the failure in the operation of our Shared Registration System could result in permanent loss of transactions at the registrar during that period. A failure in the operation of our Shared Registration System could also impact our ability to provide up-to-date information in our globally distributed resolution systems, which could result in our failure to meet our service level agreements pertaining to our resolution services and impact the resolution of domain names on the internet. We do not carry insurance or designated financial reserves for such interruptions.
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
Application of new and existing laws and regulations in the U.S. or internationally to the internet, the domain name industry, or us have imposed and may in the future impose new costs and new restrictions on our business. In the U.S., new or modified Executive Orders or legislation involving the internet, cybersecurity, or in other areas could result in new obligations that could negatively impact our business. In addition, laws and regulations, including those designed to restrict who can register and who can distribute domain names or to require registrants to provide additional documentation to register domain names, have, and may in the future, impose significant additional costs on our business and subject us to additional liabilities or could prevent us from operating in certain jurisdictions. For example, the government of China has indicated that it will issue, and has issued, new regulations, and it has begun to enforce existing regulations differently, including by directing certain implementation models for registry services, that impose additional costs on, and risks to, our provision of registry services in China. These regulations are impacting the demand for domain name registrations in China. These regulations require registries, including us, and China-based registrars, to obtain a government-issued license for each gTLD or ccTLD operating in China. Any failure to obtain or renew the required licenses, or to comply with any license requirements or any updates thereto, or any failure to comply with these regulations or directives, by us or our China-based registrars, could result in significant harm to our business in China including the suspension of some or all of our registry services in China.
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
If we are required to, or choose to, obtain and maintain personal information of registrants of domain names in the .com and .net gTLDs we could be required to incur significant compliance and legal costs as a result of GDPR and other similar regulations. For example, in 2023, the European Union adopted the Network and Information Security Directive (“NIS 2”) that addresses registrant data. Our current obligations do not require us to obtain and maintain personal information of registrants of domain names. Specific E.U. member state implementations of NIS 2 could create uncertainty about, or change, these obligations. Failure to properly protect such information, if obtained, or failure to comply with GDPR or NIS 2, could expose the Company to material costs and penalties. In addition, new obligations to obtain and maintain personal information of registrants in the .com and .net gTLDs could conflict with certain laws and regulations that may require such personal information be maintained solely within the jurisdiction of the data subject. Furthermore, any such new obligations could increase the cost and risks associated with complying with regulations that require verification of registrant personal information, including for purposes of complying with the economic and trade sanctions programs administered by the Office of Foreign Assets Control (“OFAC”), for example.
Such laws, regulations, directives or ICANN policies, could give rise to significant claims, inquiries, investigations or other actions against us, which could result in significant costs, damages, fines or penalties and could delay the development of new products, change our current business practices, result in negative publicity, or require significant management time and attention, all or any of which could materially harm our business.
Our international operations expose us and our business to additional economic, legal, regulatory and political risks that could have a material adverse impact on our revenues and business.
A significant portion of our revenues is derived from customers outside the U.S. Our business operations in international locations have required, and will continue to require, significant management attention and resources. We may also need to tailor some of our services for a particular location and to enter into international distribution and operating relationships. We may fail to maintain our ability to conduct business, including potentially material business operations in some international locations, or we may not succeed in expanding our services into new international locations or expand our presence in existing locations. Failure to do so could materially harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. Despite our internal controls, there can be no assurance that our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, investigations, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business internationally, including:
•competition with companies in international locations or other domestic companies entering international locations in which we operate, as well as local governments actively promoting ccTLDs that we do not operate;
•political and economic tensions between governments and changes in international trade policies and/or the economic and trade sanctions programs administered by the United States including OFAC of the U.S. Department of the Treasury;
•tariffs and other trade barriers and restrictions;
•difficulties in staffing and managing international operations;
•potential problems associated with adapting our services to technical conditions existing in different countries;
•additional vulnerability from terrorist groups targeting U.S. interests abroad;
•potentially conflicting or adverse tax consequences; and
•potential concerns of international governments or customers and prospects regarding doing business with U.S. technology companies due to U.S. government policies.
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
The internet is governed under a multi-stakeholder model comprising civil society, the private sector, including for-profit and not-for-profit organizations such as ICANN, governments, including the U.S. government, academia, non-governmental organizations, the technical community, and international organizations. Substantially weakening or replacing the multi-stakeholder form of internet governance could materially harm our business. For example, certain governments, governmental organizations, and private actors continue to express dissatisfaction with the multi-stakeholder form of internet governance and have proposed alternatives including oversight by the United Nations or by international treaties. Furthermore, national legislation has been proposed on topics such as information security and access to personal information that effectively supplants the multi-stakeholder process for policy development in the DNS.
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
We are, and may in the future become, involved in claims, lawsuits, audits, and investigations, including intellectual property litigation and infringement claims. Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. In addition, proceedings that we initially view as immaterial could prove to be material. Adverse outcomes in lawsuits, audits and investigations, could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business, and may have a material adverse effect on our financial condition, results of operations and cash flows. For example, we are engaged in activities to help mitigate security threats and other forms of DNS abuse in the gTLDs and ccTLD we operate and we are involved in community efforts that have increased and expanded such activities to include contractual obligations. In addition, we receive reports of suspected threats and abuse and we notify registrars or others of domain names associated with suspected malicious or illegal activity. We may also disable one or more domain names in the gTLDs or ccTLD we operate including in response to reports of suspected threats and abuse, governmental directives and court orders in those jurisdictions in which we operate. Activities such as these have resulted in, and could in the future result in, significant litigation and could harm our reputation. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
Economic and Competition Risk Factors
Challenging global economic conditions have in the past and may in the future negatively impact our business.
Factors such as inflation, interest rates, currency fluctuations, trade barriers, tariffs, war, civil unrest, and other political and economic developments and their impact on global economic conditions have in the past and may in the future negatively impact our business. These factors may have varying impacts on different geographic regions. For example, demand for our services substantially declined in China during 2023 and 2024 as a result of various factors including Chinese regulatory mandates that made it more difficult to register a domain name or establish an online presence using a domain name. Additionally, the rapid increase in demand for compute and network hardware, including servers, chips, memory and other technology, caused by new demand from AI companies, is increasing our costs for some of these goods and could increase our capital and operating costs. The overall economic impact, severity and duration of these conditions, as well as the timing, strength, and sustainability of any future economic growth or recovery, are not known at this time, and are not within the Company’s control.
The business environment is highly competitive and, if we do not compete effectively, we may suffer material adverse impact to our business, including lower demand for our products, reduced gross margins, and loss of market share.

We face competition from services that provide an online identity or presence, including other gTLDs and ccTLDs. In order to remain competitive, we must continually demonstrate the security, stability, and resiliency of our services and must adopt and support new technologies to adapt our services to changing cybersecurity threats, regulations, application environments, market conditions, and our customers’ and internet users’ preferences and practices. Also to remain competitive, we have undertaken important initiatives such as our efforts to acquire the .web gTLD, and we may in the future undertake other initiatives. Any of these initiatives require significant resources, can subject us to regulatory scrutiny and/or negative publicity, and divert management attention from our existing business. Such undertakings, including our efforts to acquire the .web gTLD, may be unsuccessful and costly. In addition, competing technologies developed by others or the emergence of new technologies such as AI or new industry standards may adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. Finally, consolidation and ownership changes within our industry have occurred and are likely to continue to occur. Our ability to participate and benefit from such consolidations and ownership changes may be limited and consolidation and ownership changes within our industry among our competitors or customers have in the past and could in the future harm our competitive position and adversely impact our business.
We are the registry operator for certain new gTLDs, including certain IDN gTLDs. Our new gTLDs may not be as or more successful than the new gTLDs obtained by our competitors. In addition, our new gTLDs may face additional universal acceptance and usability challenges and it is possible that resolution of domain names within some of these new gTLDs may be blocked within certain state or organizational environments, challenging universal resolvability of these domain names and their general acceptance and usability.
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
Technologies relating to online presence, including social media, AI, mobile devices, apps, and search engines, have evolved and continue to evolve, changing the internet practices and behaviors of consumers and businesses. These ongoing changes can negatively impact the demand for our domain names. In addition, registrants purchase domain names for a variety of reasons, including personal, commercial, and investment reasons. Changes in the motivation of domain name registrants can negatively impact our business.
Technology changes to web browser or internet search technologies could reduce demand for domain names. Similarly, if internet users’ preferences or practices shift away from recognizing and relying on web addresses or if internet users were to significantly decrease the use of web browsers in favor of applications to locate and access content, demand for domain names in the gTLDs we operate could be negatively impacted. Demand for domain names in the gTLDs we operate could be negatively impacted by new technologies that significantly decrease the use of traditional domain names to present and protect an online identity. New technologies that encourage internet users to expand the use of third-level domains or alternative identifiers, such as identifiers from social networking, e-commerce platforms and microblogging sites, could also negatively impact the demand for domain names in the gTLDs we operate. In addition, the demand for domain names in the gTLDs we operate could be impacted by alternative namespaces with domain-name-like identifiers that are operated outside the single authoritative DNS root zone, including blockchain namespaces. To the extent that web browsers, applications, DNS registrars and DNS resolvers recognize and support such namespaces, and that internet users are able to perform online operations with identifiers from such namespaces, demand for domain names in gTLDs and ccTLDs in the single authoritative DNS root zone, including the gTLDs we operate, could be negatively impacted. To the extent that alternative namespaces introduce user confusion about the relationship between identical or similar-looking identifiers in these namespaces and domain names in the DNS, demand for domain names and user confidence in the value of domain names as unique identifiers could also be negatively impacted. In addition, applications using AI could be transformational in ways that cannot be anticipated fully at this time. To the extent such applications impact the demand for domain names, it could have a material impact on our business.
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
We seek to serve new, developing, and emerging economies in international locations to grow our business. These economies are rapidly evolving and may not grow or even if they do grow, our services may not be widely used or accepted there. Accordingly, the demand for our services in these locations is uncertain. A variety of economic and non-economic factors may affect acceptance or adoption of our services in these locations, including regional internet infrastructure development and government regulations.
Our business depends on registrars and their resellers maintaining focus on marketing our products and services.
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
Our registrars and resellers sell domain name registrations of other competing registries, including new gTLDs, and some also sell and support their own services for websites such as email, website hosting, and other services. With the planned introduction of a new round of gTLDs, registrars and resellers, as they have done in the past, may in the future focus their short- or long-term marketing efforts on new offerings and/or reduce the prominence or visibility of our products and services on their e-commerce platforms. To the extent that registrars and resellers focus less marketing on the registration and renewal of domain names in the gTLDs we operate, our revenues could be adversely impacted. Likewise, our registrars and resellers may be more motivated to market to registrants to whom they can also market their own services, which could disadvantage our gTLDs and could adversely impact our revenues.
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
During the second quarter of 2025, we began to declare quarterly dividends. Future dividends will be subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, our results of operations, financial condition and liquidity, contractual prohibitions and other restrictions with respect to the payment of dividends. There is no assurance that the Board will declare and thus that we will pay, any dividends on our common stock in the future. The Board may, in its discretion, decrease the level of cash dividends. A reduction or elimination of cash dividends could negatively affect the market price of our common stock.
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
We also license externally developed technology that is used in some of our products and services to perform key functions. These externally developed technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could hinder or increase the cost of our services, of launching new products and services, or of entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our business are in the public domain or may otherwise become publicly available, which means that such software and protocols are or may become equally available to our competitors.
We rely on the strength of our Verisign brand to help differentiate our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to fully register, build equity in, or enforce our rights in the Verisign brand in all markets where Verisign products and services are sold.
General Risk Factors
The use of AI technology by third-parties, including our vendors, and our use of AI technology, tools, and services could expose us to cybersecurity, operational, intellectual property and regulatory risks that could adversely affect our business, reputation or financial results.
The use of AI technology by third parties may increase our exposure to cybersecurity and data protection risks. For example, recent advances in AI technology and tools have made, and will continue to make, cyber-attacks more sophisticated, harder to defend, and easier and faster to launch. These tools permit rapid exploitation of vulnerabilities, which hinders our ability to defend against such exploitation. In addition, the use and integration of AI technology into the products and services that we procure could create or exacerbate vulnerabilities, potentially resulting in unauthorized access to our systems including our sensitive or proprietary information. For more details on these risks, see our risk factor “Attempted security breaches, including from the exploitation of vulnerabilities, cyber-attacks and Distributed Denial of Service (“DDoS”) attacks against our systems and services increase our costs, expose us to potentially material liability, and could materially harm our business and reputation.”
We may also experience challenges in the effective or timely adoption of AI technology. Our decision to adopt AI technologies in a low-risk manner could result in slower adoption of AI technology that could hinder or prevent us from realizing efficiencies or benefits, which could result in less efficient operations. Further, although we have established AI policies and procedures, our use of AI technology, if not effectively governed, could result in unintended consequences, including errors, biased, and otherwise unreliable outputs. The use of certain AI technology tools, including those provided by third parties, may also create intellectual property risks, such as uncertainty regarding ownership of AI-generated output, IP infringement, or the disclosure of confidential or proprietary information.
Finally, AI is subject to increasing regulatory scrutiny and evolving laws, rules and regulations, which may increase our compliance costs and affect our development, adoption, use, implementation and maintenance of AI technologies or tools, and subject us to increased legal liability, regulatory scrutiny, and reputational harm.

Short sellers have in the past, and may in the future, engage in efforts to lower the market price of our common stock through the dissemination of false or misleading information.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of subsequently buying lower-priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller to want the price of our common stock to decline. Short sellers may seek to profit from declines in the market price of our common stock and, in some cases, may publish, or arrange for the publication of, false or misleading information regarding our business. We have been, and may in the future be, the target of short sellers. The dissemination of such information, regardless of its veracity, can lead to significant stock price volatility, reputational harm, and the diversion of management’s attention from our core business. Such activities may result in a decline in the market price of our stock or could lead to costly litigation or regulatory inquiries.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our cybersecurity program is designed and implemented to assess, identify, mitigate and manage risks from cybersecurity threats that may result in adverse effects on the integrity and availability of our production and information systems and support our track record of more than 28 years of 100% DNS uptime for .com and .net. Among other items, our cybersecurity program is comprised of policies, standards, plans and frameworks for information security, business resilience, insider threat mitigation, technology asset management, cyber risk management, incident response and procurement. Material risks from cybersecurity threats include, among other things, operational disruption, including failure to meet our service level agreements, loss or destruction of data, hardware or intellectual property, and cyber extortion through ransomware. While we have not identified any material cybersecurity incidents, we continuously manage cyber-attacks, including from sophisticated nation-state actors. In addition, AI continues to enhance the capabilities of threat actors. The management of cybersecurity risks, which involves significant and sustained resource commitments and management attention, is also integrated into the Company’s enterprise risk management (“ERM”) program through formal processes that help identify and elevate the most serious risks, including those pertaining to cybersecurity, for management at the enterprise level and oversight at the Board level. For more information on the Company’s cybersecurity risks and their possible impact on our business strategy, results of operations, or financial condition see “Risk Factors – Cybersecurity and Technology Risk Factors” in Part I, Item 1A of this Form 10-K”.
Our cybersecurity program leverages the NIST Cybersecurity Framework to help protect the Company’s operations, information, production systems and networks from threats through cybersecurity practices, programs and tools that establish defenses in depth. The cybersecurity program includes, among other items, vulnerability and patch management, segmentation, identity and access management, application of zero-trust principles, automated ingestion of multi-source threat intelligence, end point and network detection/response, application security, secure configurations for operating systems and databases, continuous security monitoring and 24/7 security operations, augmented by a third party managed detection and response provider. The program has dedicated business resilience, insider threat and governance, risk and compliance (“GRC”) functions that report to our Chief Information Security Officer (“CISO”). Incident management is governed by our Incident Response Plan that assigns incident command and control parameters and escalation protocols to management and the Board of Directors. Our incident response plan includes procedures for immediate escalation of cybersecurity events to our Legal department to ensure timely evaluation of disclosure obligations. Our cybersecurity program also focuses on risks from the use of third-party services. Our GRC team assesses the cybersecurity practices of current and prospective service providers for compliance with our requirements, and our procurement functions seek terms and conditions, including by example, audit rights and vulnerability or breach disclosure obligations, to enhance our defenses against supply chain risks.
Our cybersecurity program incorporates several control and best practice regimes, including for example, the Center for Internet Security (“CIS”) controls tailored for our specific environment. We conduct regular internal and external assessments, audits, and tabletop exercises to assess security vulnerabilities, control compliance and incident preparedness. These assessments and exercises include breach attack simulation tools, red team exercises simulating insider and external attacks, threat and vulnerability assessments, ransomware, application, and secure image testing, crisis management exercises, including incident response and escalation procedures, and internal audit reviews. Management and the Board’s Cybersecurity Committee reviews the results of these exercises, audits and assessments. We also actively engage with third parties, such as key vendors, auditors, consultants, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity program. We monitor emerging data protection laws and cybersecurity and privacy regulatory requirements and implement changes to our standards and processes for continued compliance. Our cybersecurity program also includes employee and contractor training, which primarily consists of monthly educational videos, annual trainings and certifications, and phishing exercises.
Cybersecurity Governance
Our cybersecurity strategy and program are led by our Executive Vice President of Technology and Chief Security Officer (“CSO”), who reports to the CEO. Our CSO has over 30 years of experience in technology and cybersecurity leadership positions and has authored several security-related books and numerous patents, IP standards, and security research publications. He has served in various capacities on various technology working groups and standards setting organizations including the Internet Architecture Board and the Internet Engineering Task Force. Our CSO manages a converged security, engineering and operations organization that helps to ensure that cyber and other security priorities are comprehensively considered throughout the Company. Our CISO, Chief Information Officer (“CIO”), Chief Technology Officer (“CTO”) and the head of architecture, engineering, operations, and corporate security functions report to our CSO. These and other experienced employees lead the teams responsible for implementing various parts of our cybersecurity program.
In addition, a management-level Safety and Security Council (“Council”) chaired by our CEO and comprised of our CSO, CFO, General Counsel, and other senior officers, provides cross-functional coordination for the management of the Company’s security functions. The Council receives information, typically monthly, on the status of the cybersecurity program, initiatives, incidents, cybersecurity risks, assessments, and threats, among other items. The Chair of the Board’s Cybersecurity Committee is the Board’s liaison to the Council and attends the regular meetings of the Council.
Our Board has delegated primary oversight of the Company’s cybersecurity risks and our cybersecurity program to the Cybersecurity Committee. The Audit Committee also reviews material cybersecurity risks as part of the Company’s ERM program. The Cybersecurity Committee reviews our incident response plan, including escalation protocols, business continuity program plans, program budgets and resources, and our cybersecurity insurance program. It also reviews and discusses the activities of the Council at each of its regularly scheduled meetings. The Cybersecurity Committee operates pursuant to a written charter and calendar, each of which are reviewed on an annual basis. The Cybersecurity Committee and the full Board receive quarterly status reports on the cybersecurity program from the CSO, addressing progress and updates on multiple cybersecurity functions and initiatives including, for example, compliance, assessments, security operations and incident response, business resilience, DDoS attacks, data privacy, technology and asset management, controls, and vulnerability management.
In addition, the Cybersecurity Committee conducts oversight on behalf of the Board of our use of AI and AI risks, including as it pertains to cybersecurity and data governance. At the management level, the Company’s use of AI, including in the cybersecurity area, is managed pursuant to a corporate AI policy by a cross-functional AI Steering Committee comprised of senior Verisign technology, cybersecurity and legal resources.

ITEM 2.    PROPERTIES
As of December 31, 2025, we owned each of our significant properties, which include our facilities in Reston, Virginia, and data center facilities in New Castle, Delaware and Dulles, Virginia. We also lease a number of smaller office and data center locations around the world. We believe that our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
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
Before .web could be awarded to NDC, Afilias filed another IRP on July 14, 2023, and as a result, ICANN’s processing of NDC’s .web application remains paused. Similar to the first IRP, Afilias again seeks to invalidate the .web auction and have .web awarded to Afilias. On April 11, 2024, Verisign and NDC submitted a written request to participate in the IRP. In November 2025, the IRP Panel held a hearing on Afilias’ claim. Post-hearing briefings are expected to be filed in the first half of 2026.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol VRSN. On January 30, 2026, there were 268 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders.
Dividends
In April 2025, we initiated a quarterly cash dividend. We declared dividends that totaled $2.31 per share of outstanding common stock, or $215.2 million, in 2025. On February 3, 2026, our Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on February 19, 2026, payable on February 27, 2026. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by our Board of Directors.
Share Repurchases
The following table presents the share repurchase activity during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
	(Shares in thousands)
October 1 – 31, 2025	406	$251.66	406	$1,226.1	million
November 1 – 30, 2025	309	$248.26	309	$1,149.4	million
December 1 – 31, 2025	291	$247.76	291	$1,077.2	million
	1,006		1,006

(1)Effective July 24, 2025, our Board of Directors authorized the repurchase of our common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
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

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 (and the reinvestment of any dividends thereafter) was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2020, and calculates the return annually through December 31, 2025. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2020 - 2025
$300
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
VeriSign, Inc.
S&P 500 Index
S&P 500 Information Technology Index

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
VeriSign, Inc.	$100	$117	$95	$95	$96	$113
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 500 Information Technology Index	$100	$135	$97	$152	$208	$258

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and assumptions and involve risks, uncertainties, and other important factors, including, among other things, statements regarding the Company’s quarterly dividend and our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. In some cases, you can identify forward-looking statements by terms such as “assumes,” “could,” “estimates,” “forecasts,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and similar language intended to identify forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2026. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of December 31, 2025, we had 173.5 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from ccTLDs, other gTLDs, services that offer alternatives for an online presence, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
2025 Business Highlights and Trends
•We recorded revenues of $1,656.6 million in 2025, which represents an increase of 6% as compared to 2024.
•We recorded operating income of $1,121.0 million during 2025, which represents an increase of 6% as compared to 2024.
•We finished 2025 with 173.5 million .com and .net registrations in the domain name base, which represents a 2.6% increase from December 31, 2024.
•During 2025, we processed 41.7 million new domain name registrations for .com and .net compared to 37.4 million in 2024.
•The final .com and .net renewal rate for the third quarter of 2025 was 75.4% compared to 72.2% for the same quarter of 2024. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We repurchased 3.4 million shares of our common stock for an aggregate cost of $858.6 million in 2025. As of December 31, 2025, there was $1.08 billion remaining for future share repurchases under the share repurchase program.

•We generated cash flows from operating activities of $1,091.1 million in 2025, which represents an increase of 21% as compared to 2024.
•On February 3, 2026, our Board of Directors approved a 5.2% increase in the quarterly cash dividend to $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on February 19, 2026, payable on February 27, 2026.
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
 Income taxes
We operate in multiple tax jurisdictions in the United States and internationally. Tax laws and regulations in these jurisdictions are complex, interrelated, and periodically changing. Significant judgment or interpretation of these laws and regulations is often required in determining our worldwide provision for income taxes, including, for example, the calculations of taxable income in each jurisdiction, deferred taxes, and the availability and amount of deductions and tax credits. We have recognized $233.2 million of deferred tax assets, net as of December 31, 2025. Our income tax expense was $242.8 million for the year ended December 31, 2025. The final taxes payable are also dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from various tax examinations. See Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2025	2024	2023
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	11.8	12.3	13.2
Research and development	6.3	6.2	6.1
Selling, general and administrative	14.2	13.6	13.7
Total costs and expenses	32.3	32.1	33.0
Operating income	67.7	67.9	67.0
Interest expense	(4.6)	(4.8)	(5.0)
Non-operating income, net	1.4	2.5	3.4
Income before income taxes	64.5	65.6	65.4
Income tax expense	(14.7)	(15.2)	(10.6)
Net income	49.8%	50.4%	54.8%
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
A comparison of revenues is presented below:

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
	(Dollars in millions)
Revenues	$1,656.6	6%	$1,557.4	4%	$1,493.1
The following table compares the .com and .net domain name registrations in the domain name base:

	As of December 31,
	2025	% Change	2024	% Change	2023
.com and .net domain name registrations in the domain name base	173.5 million	3%	169.0 million	(2)%	172.7 million
Revenues increased in 2025 compared to 2024, primarily due to the .com and .net price increases and an increase in the domain name base.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, the demand for .com and .net domain names may be limited by competitive pressure from other TLDs and alternatives for an online presence. Additionally, changes in internet practices, consumer behavior, and global economic conditions, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, may impact demand for .com and .net domain names. Our domain name base increased during 2025 compared to 2024, with higher new registrations and renewal rates, as business conditions improved following a period of decline during 2024 and as registrars focus more on customer acquisition and have continued to engage with our marketing programs.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
	(Dollars in millions)
U.S	$1,093.1	6%	$1,035.5	4%	$994.7
EMEA	279.4	12%	249.6	9%	228.2
APAC	184.6	5%	175.7	1%	174.8
Other	99.5	3%	96.6	1%	95.4
Total revenues	$1,656.6	6%	$1,557.4	4%	$1,493.1

Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. While revenues increased in all regions during 2025 compared to 2024, the majority of our revenue growth was generated from registrars based in the U.S. and EMEA.
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
A comparison of cost of revenues is presented below:

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
	(Dollars in millions)
Cost of revenues	$196.3	3%	$191.4	(3)%	$197.3

Cost of revenues increased in 2025 compared to 2024 primarily due to increases in compensation and benefits expenses and a combination of other individually insignificant factors, partially offset by a decrease in depreciation expenses. Compensation and benefits expenses increased by $5.0 million primarily due to annual salary increases, an increase in bonus expenses, and an increase in average headcount. Depreciation expenses decreased by $4.4 million due to a decrease in capital expenditures in recent periods.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
	(Dollars in millions)
Research and development	$103.6	7%	$96.7	6%	$91.0

Research and development expenses increased in 2025 compared to 2024 primarily due to an increase in compensation and benefit expenses and a combination of several other individually insignificant factors. Compensation and benefits expenses increased by $5.1 million primarily due to annual salary increases and an increase in bonus expenses.
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
A comparison of selling, general and administrative expenses is presented below:

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
	(Dollars in millions)
Selling, general and administrative	$235.7	12%	$211.1	3%	$204.2

Selling, general and administrative expenses increased in 2025 compared to 2024 primarily due to increases in compensation and benefits expenses, stock-based compensation expenses, equipment and software expenses, and legal expenses. Compensation and benefits expenses increased by $9.7 million primarily due to an increase in bonus expenses, higher expenses for certain employee health-insurance related benefits, annual salary increases, and an increase in average headcount. Stock-based compensation expense increased by $7.2 million primarily due to an increase in the total projected achievement levels on certain performance-based RSU grants and an increase in the value of RSU grants awarded in 2025. Equipment and software expenses increased by $4.5 million primarily due to increases in expenses related to network security and other software services. Legal expenses increased by $4.2 million due to an increase in litigation expenses and other external legal costs.
Interest expense
Interest expense increased slightly during 2025 compared to 2024 primarily due to the period of overlap between the issuance of $500.0 million of senior unsecured notes due June 2032 (“2032 Notes”) and repayment of $500.0 million aggregate principal amount of outstanding senior unsecured notes due April 2025 (“2025 Notes”).
Non-operating income, net
The following table presents the components of non-operating income, net:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Interest income	$26.5	$37.4	$46.1
Other, net	(2.0)	1.6	5.1
Total non-operating income, net	$24.5	$39.0	$51.2
Interest income is earned primarily from the Company’s surplus cash balances and marketable securities. The decrease in interest income in 2025 primarily reflects the lower amounts invested in debt securities in 2025 and slightly lower interest rates on our investments in debt securities compared to 2024. Other, net, reflects net gains and losses from the Company’s foreign currency exposure and related hedges.
Income tax expense

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Income tax expense	$242.8	$236.2	$158.9
Effective tax rate	22.7%	23.1%	16.3%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, offset by a lower foreign effective tax rate.
House Resolution 1, commonly referred to as the One Big Beautiful Bill Act, was enacted into law on July 4, 2025 (the “Act”). The tax regulations included in the Act did not have a material impact on our effective tax rate for 2025 and we do not expect it to have a material impact in future years.
As of December 31, 2025, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $234.2 million, net of valuation allowances, but before the offset of certain deferred tax liabilities. With the exception of a portion of deferred tax assets related to intellectual property, certain state and foreign net operating loss and foreign tax credit carryforwards, we believe it is more likely than not that the tax effects of the deferred tax liabilities, together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.

Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	As of December 31,
	2025	2024
	(In millions)
Cash and cash equivalents	$307.9	$206.7
Marketable securities	272.6	393.2
Total	$580.5	$599.9
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of December 31, 2025, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Effective July 24, 2025, our Board of Directors authorized the repurchase of our common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the share repurchase program, for a total repurchase authorization of up to $1.50 billion under the program. In 2025, we repurchased 3.4 million shares of our common stock at an average stock price of $252.42 for an aggregate cost of $858.6 million under our share repurchase program. In 2024, we repurchased 6.6 million shares of our common stock at an average stock price of $183.84 for an aggregate cost of $1.21 billion. As of December 31, 2025, there was approximately $1.08 billion remaining available for future share repurchases under the share repurchase program.
In April 2025, we initiated a quarterly cash dividend. In 2025, we paid dividends of $215.2 million. On February 3, 2026, our Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on February 19, 2026, payable on February 27, 2026. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Board of Directors.
On March 11, 2025, we issued $500.0 million of the 2032 Notes. On March 31, 2025, we used the net proceeds from the 2032 Notes, along with cash on hand, to fund the repayment of all of our $500.0 million aggregate principal amount of outstanding 2025 Notes. As of December 31, 2025, we also had $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031 and $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027. As of December 31, 2025, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility which matures in 2028.
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

In summary, our cash flows were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net cash provided by operating activities	$1,091.1	$902.6	$853.8
Net cash provided by (used in) investing activities	109.1	286.3	(97.4)
Net cash used in financing activities	(1,102.8)	(1,221.5)	(889.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.8)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$97.4	$(33.4)	$(133.5)
Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.

Net cash provided by operating activities increased in 2025 compared to 2024 primarily due to an increase in cash received from customers, decreases in cash paid for income taxes and cash paid to employees and vendors, partially offset by an increase in cash paid for interest. Cash received from customers increased primarily due to the .com and .net price increases and higher .com domain name registrations and renewals. Cash paid for income taxes decreased primarily due to the enactment of the Act which restored the immediate deduction of research and development expenditures for U.S. federal income taxes. Cash paid to employees and vendors decreased primarily due to the timing of payments. Cash paid for interest increased due to the payment of interest on our 2032 Notes in June 2025.
Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased in 2025 compared to 2024 primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, and a decrease in purchases of property and equipment.
Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to proceeds from and repayment of borrowings, share repurchases, dividend payments, payment of excise tax on share repurchases, and proceeds from our employee stock purchase plan.

Net cash used in financing activities decreased in 2025 compared to 2024 primarily due to proceeds received from the issuance of our 2032 Notes and a decrease in share repurchases, partially offset by the repayment of our 2025 Notes, dividend payments to shareholders, and an increase in the excise tax paid on share repurchases.
Dilution from RSUs
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2025, there were a total of 0.7 million unvested RSUs which represent potential dilution of less than 1.0%. This maximum potential dilution will only result if all outstanding RSUs vest and are settled. In recent years, our stock repurchase program has more than offset the dilutive effect of RSU grants to employees; however, we may reduce the level of our stock repurchases in the future if and as we use our available cash for other purposes.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign exchange rates. We have not entered into any market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity
The fixed income securities in our investment portfolio are subject to interest rate risk. As of December 31, 2025, we had $318.4 million of fixed income securities, which consisted of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

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

As of December 31, 2025, we held foreign currency forward contracts in notional amounts totaling $67.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Gains or losses on the foreign currency forward contracts would be largely offset by the remeasurement of our foreign currency denominated assets and liabilities, resulting in an insignificant net impact to income. Net gains and losses from the Company’s foreign currency exposure and related hedges are included in Non-operating income, net on the Consolidated Statements of Comprehensive Income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.
 Market Risk Management
The fair market values of our senior notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2025, the aggregate fair value of the senior notes was $1.75 billion, based on available market information from public data sources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of accounting for income taxes
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recognized $233.2 million of deferred tax assets, net as of December 31, 2025. The Company’s income tax expense was $242.8 million for the year ended December 31, 2025. The Company conducts business globally and consequently is subject to U.S. federal, state, as well as foreign income taxes in the jurisdictions it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.
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
February 5, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VeriSign, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited VeriSign, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 5, 2026

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$307.9	$206.7
Marketable securities	272.6	393.2
Other current assets	72.0	63.9
Total current assets	652.5	663.8
Property and equipment, net	213.7	224.5
Goodwill	52.5	52.5
Deferred tax assets	233.2	281.3
Deposits to acquire intangible assets	145.2	145.0
Other long-term assets	28.8	39.4
Total long-term assets	673.4	742.7
Total assets	$1,325.9	$1,406.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$298.0	$257.8
Deferred revenues	1,035.1	973.5
Current senior notes	—	299.8
Total current liabilities	1,333.1	1,531.1
Long-term deferred revenues	349.4	330.7
Long-term senior notes	1,788.2	1,492.5
Long-term tax and other liabilities	9.4	10.1
Total long-term liabilities	2,147.0	1,833.3
Total liabilities	3,480.1	3,364.4
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.6 at December 31, 2025 and 355.2 at December 31, 2024; Outstanding shares: 91.9 at December 31, 2025 and 95.0 at December 31, 2024	9,623.5	10,645.3
Accumulated deficit	(11,775.0)	(12,600.7)
Accumulated other comprehensive loss	(2.7)	(2.5)
Total stockholders’ deficit	(2,154.2)	(1,957.9)
Total liabilities and stockholders’ deficit	$1,325.9	$1,406.5
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,656.6	$1,557.4	$1,493.1
Costs and expenses:
Cost of revenues	196.3	191.4	197.3
Research and development	103.6	96.7	91.0
Selling, general and administrative	235.7	211.1	204.2
Total costs and expenses	535.6	499.2	492.5
Operating income	1,121.0	1,058.2	1,000.6
Interest expense	(77.0)	(75.3)	(75.3)
Non-operating income, net	24.5	39.0	51.2
Income before income taxes	1,068.5	1,021.9	976.5
Income tax expense	(242.8)	(236.2)	(158.9)
Net income	825.7	785.7	817.6
Other comprehensive (loss) income	(0.2)	0.1	0.1
Comprehensive income	$825.5	$785.8	$817.7

Earnings per share:
Basic	$8.83	$8.01	$7.91
Diluted	$8.81	$8.00	$7.90
Shares used to compute earnings per share
Basic	93.5	98.1	103.4
Diluted	93.8	98.2	103.5
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Total stockholders’ deficit, beginning of period	$(1,957.9)	$(1,581.0)	$(1,562.2)

Common stock and additional paid-in capital
Beginning balance	10,645.3	11,808.0	12,644.5
Repurchase of common stock	(881.6)	(1,225.6)	(901.4)
Common stock cash dividends	(215.2)	—	—
Stock-based compensation	70.6	62.1	60.8
Issuance of common stock under stock plans	12.3	12.3	12.3
Excise tax on repurchase of common stock	(7.9)	(11.5)	(8.2)
Balance, end of period	9,623.5	10,645.3	11,808.0

Accumulated deficit
Beginning balance	(12,600.7)	(13,386.4)	(14,204.0)
Net income	825.7	785.7	817.6
Balance, end of period	(11,775.0)	(12,600.7)	(13,386.4)

Accumulated other comprehensive loss
Beginning balance	(2.5)	(2.6)	(2.7)
Other comprehensive (loss) income	(0.2)	0.1	0.1
Balance, end of period	(2.7)	(2.5)	(2.6)

Total stockholders’ deficit, end of period	$(2,154.2)	$(1,957.9)	$(1,581.0)

Cash dividends declared per common share	$2.31	$—	$—

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$825.7	$785.7	$817.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	31.2	36.9	44.1
Stock-based compensation expense	69.7	61.1	59.7
Amortization of discount on investments in debt securities	(11.6)	(21.1)	(27.8)
Other, net	6.5	3.6	3.3
Changes in operating assets and liabilities:
Other assets	(1.4)	(12.4)	(1.5)
Other liabilities	42.7	(28.9)	(2.2)
Deferred revenues	80.2	58.1	27.0
Net deferred income taxes	48.1	19.6	(66.4)
Net cash provided by operating activities	1,091.1	902.6	853.8
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	704.3	1,195.1	1,278.9
Purchases of marketable securities	(572.2)	(880.7)	(1,330.5)
Purchases of property and equipment	(22.8)	(28.1)	(45.8)
Other investing activities	(0.2)	—	—
Net cash provided by (used in) investing activities	109.1	286.3	(97.4)
Cash flows from financing activities:
Repurchases of common stock	(881.6)	(1,225.6)	(901.4)
Repayment of borrowings	(500.0)	—	—
Proceeds from senior note issuance, net of issuance costs	493.3	—	—
Payment of dividends	(215.2)	—	—
Proceeds from employee stock purchase plan	12.3	12.3	12.3
Payment of excise tax on repurchases of common stock	(11.6)	(8.2)	—
Other financing activities	—	—	(0.7)
Net cash used in financing activities	(1,102.8)	(1,221.5)	(889.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.8)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	97.4	(33.4)	(133.5)
Cash, cash equivalents, and restricted cash at beginning of period	212.1	245.5	379.0
Cash, cash equivalents, and restricted cash at end of period	$309.5	$212.1	$245.5
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three years to six years for computer equipment, software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms. Certain assets included in Property and equipment, net on the Consolidated Balance Sheets were classified as held for sale. These assets were not material.
Capitalized Software
Software included in property and equipment includes amounts paid for purchased software and development costs for internally developed software. The Company capitalized $6.0 million and $6.7 million of costs related to internally developed software during 2025 and 2024, respectively.
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.
As of December 31, 2025, the Company’s assets include a deposit related to the purchase of the contractual rights to the .web gTLD. The amount paid to date has been recorded as a deposit until such time that the contractual rights are transferred to the Company. This asset would be tested for recoverability if the Company were to determine that it is no longer probable that the rights will be transferred. At the time of the transfer of the contractual rights, the Company will record the amount as an indefinite-lived intangible asset subject to review for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an impairment is more likely than not.
Foreign Currency Remeasurement

Verisign conducts business in several different countries and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income, net. The Company recognized net remeasurement gains of $14.7 million in 2023. Net remeasurement gains and losses were not significant in 2025 and 2024.
Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts in Non-operating income, net. The Company recognized a $9.8 million loss related to foreign currency forward contracts in 2023. Gains and losses related to foreign currency forward contracts were not significant in 2025 and 2024.
As of December 31, 2025, Verisign held foreign currency forward contracts in notional amounts totaling $67.7 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.
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
DECEMBER 31, 2025, 2024 AND 2023
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
DECEMBER 31, 2025, 2024 AND 2023
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
Adoption of New Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance has been applied prospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements. Refer to Note 11, “Income Taxes,” for income tax disclosures.
Recent Accounting Pronouncements
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
DECEMBER 31, 2025, 2024 AND 2023
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	As of December 31,
	2025	2024
	(In millions)
Cash	$18.5	$21.7
Time deposits	1.9	1.8
Money market funds (Level 1)	243.3	188.6
Debt securities issued by the U.S. Treasury (Level 1)	318.4	393.2
Total	$582.1	$605.3

Cash and cash equivalents	$307.9	$206.7
Restricted cash (included in Other long-term assets)	1.6	5.4
Total Cash, cash equivalents, and restricted cash	309.5	212.1
Marketable securities	272.6	393.2
Total	$582.1	$605.3
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of December 31, 2025 are scheduled to mature in less than one year.
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
As of December 31, 2025, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.75 billion and $1.69 billion as of December 31, 2025 and 2024, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	As of December 31,
	2025	2024
	(In millions)
Prepaid expenses	$28.1	$30.8
Prepaid registry fees	26.6	24.3
Accounts receivable, net	7.7	5.6
Taxes receivable	7.2	2.2
Other	2.4	1.0
Total other current assets	$72.0	$63.9

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Property and Equipment, Net
The following table presents the detail of property and equipment, net:

	As of December 31,
	2025	2024
	(In millions)
Computer equipment and software	$425.4	$418.7
Buildings and building improvements	266.7	264.8
Land	37.9	37.9
Office equipment and furniture	11.8	11.1
Capital work in progress	12.4	16.9
Leasehold improvements	1.7	1.6
Total cost	755.9	751.0
Less: accumulated depreciation	(542.2)	(526.5)
Total property and equipment, net	$213.7	$224.5
Substantially all of the Company’s property and equipment were held in the U.S. for both periods presented.
Goodwill
The following table presents the detail of goodwill:

	As of December 31,
	2025	2024
	(In millions)
Goodwill, gross	$1,537.8	$1,537.8
Accumulated goodwill impairment	(1,485.3)	(1,485.3)
Total goodwill	$52.5	$52.5
There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.
Deposits to Acquire Intangible Assets
The Company’s Deposits to acquire intangible assets represents the $145.2 million paid for the future assignment to the Company of contractual rights to the .web gTLD, pending resolution of objections by other applicants, and approval from ICANN.
Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2025	2024
	(In millions)
Operating lease right-of-use asset	$9.8	$9.3
Long-term prepaid registry fees	8.4	8.2
Long-term prepaid expenses	6.5	13.5
Restricted cash	1.6	5.4
Other	2.5	3.0
Total other long-term assets	$28.8	$39.4
The prepaid registry fees in the tables above primarily relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term. The amount of prepaid registry fees as of December 31, 2025 reflects amortization of $42.0 million during 2025 which was recorded in Cost of Revenues.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2025	2024
	(In millions)
Accounts payable and accrued expenses	$13.8	$10.6
Customer deposits	92.6	64.6
Accrued employee compensation	77.2	66.9
Taxes payable	64.0	65.8
Interest payable	15.1	19.5
Accrued registry fees	13.4	12.6
Customer incentives payable	13.2	8.9
Current operating lease liabilities	5.8	5.2
Other accrued liabilities	2.9	3.7
Total accounts payable and accrued liabilities	$298.0	$257.8
Customer deposits varies from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation.
Long-term Tax and Other Liabilities
Long-term tax and other liabilities consist of the following:

	As of December 31,
	2025	2024
	(In millions)
Long-term tax liabilities	$5.4	$6.1
Long-term operating lease liabilities	4.0	4.0
Long-term tax and other liabilities	$9.4	$10.1
Note 4. Debt
Senior Notes
The following table summarizes information related to our senior notes:

	Issuance Date	Maturity Date	Interest Rate	Principal
				As of December 31,
				2025	2024
				(in millions except interest rates)
Senior notes due 2025	March 27, 2015	April 1, 2025	5.25%	$—	$500.0
Senior notes due 2027	July 5, 2017	July 15, 2027	4.75%	550.0	550.0
Senior notes due 2031	June 8, 2021	June 15, 2031	2.70%	750.0	750.0
Senior notes due 2032	March 11, 2025	June 1, 2032	5.25%	500.0	—
Less: unamortized issuance costs				(11.8)	(7.7)
Total senior notes				1,788.2	1,792.3
Less: current portion of senior notes due 2025				—	(299.8)
Total long-term senior notes				$1,788.2	$1,492.5

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
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
The $750.0 million of 2.70% senior unsecured notes due June 15, 2031 were issued at 99.712% of par value. The $550.0 million of 4.75% senior unsecured notes due July 15, 2027 were issued at par. All outstanding senior notes are senior unsecured obligations of the Company. Each of the senior notes issuances is redeemable, in whole or in part, at the Company’s option at times and redemption prices specified in the indentures. Interest is payable on each of the senior notes semi-annually. Cash paid for interest was $78.7 million in 2025 and $72.8 million each in 2024 and 2023.
2023 Credit Facility
On December 6, 2023, the Company entered into a credit agreement for a $200.0 million committed unsecured revolving credit facility (the “2023 Credit Facility”) which takes the place of its prior unsecured revolving credit facility. The 2023 Credit Facility includes a financial covenant requiring that the Company’s leverage ratio not exceed 4.0 to 1.0, which may be increased subject to certain conditions defined in the 2023 Credit Facility Agreement. As of December 31, 2025, there were no borrowings outstanding under the 2023 Credit Facility, and the Company was in compliance with the financial covenants. The 2023 Credit Facility expires on December 6, 2028, at which time any outstanding borrowings are due. Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million.
Note 5. Stockholders’ Deficit
Treasury Stock
Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under stock repurchase programs and shares withheld in lieu of the tax withholding due upon vesting of RSUs.
Effective July 24, 2025, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of approximately $913.1 million, in addition to the $586.9 million that remained available for repurchases under the share repurchase program, for a total authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2025, there was approximately $1.08 billion remaining available for repurchases under the program.

The summary of the Company’s common stock repurchases are as follows:

	2025		2024		2023
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	3.4	$252.42	6.6	$183.84	4.2	$210.28
Total repurchases for tax withholdings	0.1	$247.80	0.1	$188.23	0.1	$211.29
Total repurchases	3.5	$252.29	6.7	$183.90	4.3	$210.30
Total costs	$881.6		$1,225.6		$901.4
Since inception, the Company has repurchased 263.7 million shares of its common stock for an aggregate cost of $15.76 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-K exclude the excise tax on share repurchases.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
The Company initiated a quarterly cash dividend in April 2025. A summary of the Company’s dividend activities for the periods presented is as follows:

Record Date	Payment Date	Dividend Per Share	Total
		(In millions, except per share amounts)
May 19, 2025	May 28, 2025	$0.77	$72.1
August 19, 2025	August 27, 2025	0.77	72.0
November 18, 2025	November 25, 2025	0.77	71.1
		$2.31	$215.2
The dividends were accounted for as a reduction of Additional paid-in capital. On February 3, 2026, our Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on February 19, 2026, payable on February 27, 2026. The Company intends to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Company’s Board of Directors.
Accumulated Other Comprehensive Loss
The Accumulated other comprehensive loss balances as of December 31, 2025 and 2024 primarily consists of foreign currency translation adjustment losses. There were no significant changes to accumulated other comprehensive loss balances for the periods presented.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Weighted-average shares of common stock outstanding	93.5	98.1	103.4
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.3	0.1	0.1
Shares used to compute diluted earnings per share	93.8	98.2	103.5
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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
The following table presents information about segment revenues, significant expenses and profits:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues	$1,656.6	$1,557.4	$1,493.1
Costs and expenses:
Compensation and benefits expenses	244.6	224.7	214.5
Stock-based compensation expenses	69.7	61.1	59.7
Equipment and software expenses	50.2	45.6	42.1
Registry fee expenses	47.8	45.3	44.1
Depreciation expenses	31.2	36.9	44.1
Other segment items	92.1	85.6	88.0
Total costs and expenses	535.6	499.2	492.5
Operating income	1,121.0	1,058.2	1,000.6
Interest expense	(77.0)	(75.3)	(75.3)
Non-operating income, net	24.5	39.0	51.2
Income tax expense	(242.8)	(236.2)	(158.9)
Net income	$825.7	$785.7	$817.6
Other segment items that are a part of the Company’s segment net income include professional services expenses, legal expenses, telecommunication expenses, marketing expenses, occupancy expenses, and travel expenses.
Note 8. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of our customers:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
U.S	$1,093.1	$1,035.5	$994.7
EMEA	279.4	249.6	228.2
APAC	184.6	175.7	174.8
Other	99.5	96.6	95.4
Total revenues	$1,656.6	$1,557.4	$1,493.1
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
Major Customers
The Company’s largest customer accounted for approximately 31% of revenues in 2025, and approximately 32% of revenues in 2024 and 2023. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of the Company’s performance, the Company records these amounts as deferred revenues. The increase in the deferred revenues balance in 2025 was primarily driven by amounts billed in 2025 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $934.7 million of revenues recognized that were included in the deferred revenues balance at December 31, 2024. The balance of deferred revenues as of December 31, 2025 represents the Company’s aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 9. Employee Benefits and Stock-based Compensation
401(k) Plan
The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 50% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. The Company matches 50% of up to the first 8% of the employee’s annual salary contributed to the plan. The Company contributed $6.4 million in 2025, $6.0 million in 2024, and $5.8 million in 2023 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.
Equity Incentive Plan
The majority of Verisign’s stock-based compensation relates to RSUs granted under the 2006 Equity Incentive Plan (the “2006 Plan”). As of December 31, 2025, a total of 7.0 million shares of common stock remain reserved for issuance upon the vesting of RSUs and for the future grant of equity awards. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisers. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest over four years. Certain RSUs with performance and market conditions (“PSUs”), granted to the Company’s executives, generally vest over a three-year term. Additionally, the Company has granted fully vested RSUs to members of its Board in each of the last three years. The Compensation Committee may authorize grants with a different vesting schedule in the future.
2007 Employee Stock Purchase Plan
Eligible employees of the Company may purchase common stock under the 2007 Employee Stock Purchase Plan through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock. This option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2025, 2.7 million shares of the Company’s common stock remain reserved for future issuance under this plan.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cost of revenues	$8.7	$8.0	$7.1
Research and development	11.3	10.6	10.0
Selling, general and administrative	49.7	42.5	42.6
Stock-based compensation expense	69.7	61.1	59.7
Capitalization (included in Property and equipment, net)	0.9	1.0	1.1
Total stock-based compensation	$70.6	$62.1	$60.8
The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
RSUs	$53.1	$49.9	$47.1
PSUs	13.7	8.2	9.3
ESPP	3.8	4.0	4.4
Total stock-based compensation	$70.6	$62.1	$60.8
The income tax benefit that was included within Income tax expense related to these stock-based compensation expenses for 2025, 2024, and 2023 was $14.6 million, $12.4 million, and $11.7 million, respectively.
RSUs Information
The following table summarizes unvested RSUs activity for the year ended December 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in millions)
Unvested at beginning of period	0.7	$203.36
Granted	0.4	$226.12
Vested and settled	(0.3)	$206.43
Forfeited	(0.1)	$210.48
Unvested at end of period	0.7	$213.00
The RSUs in the table above include PSUs. The unvested RSUs as of December 31, 2025 include 0.2 million PSUs. The number of shares received upon vesting of these PSUs may range from 0.1 million to 0.4 million depending on the level of performance achieved and whether any market conditions are satisfied.
The closing price of Verisign’s stock was $242.95 on December 31, 2025. As of December 31, 2025, the aggregate market value of unvested RSUs was $174.1 million. The fair values of RSUs that vested during 2025, 2024, and 2023 were $73.9 million, $52.6 million, and $58.8 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2024 and 2023, was $194.76 and $212.80, respectively. As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $109.7 million which is expected to be recognized over a weighted-average period of 2.4 years.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Note 10. Non-operating Income, Net
The following table presents the components of non-operating income, net:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Interest income	$26.5	$37.4	$46.1
Other, net	(2.0)	1.6	5.1
Total non-operating income, net	$24.5	$39.0	$51.2
Interest income is earned primarily from the Company’s surplus cash balances and marketable securities. The decrease in interest income in 2025 primarily reflects the lower amounts invested in debt securities in 2025 and slightly lower interest rates on the Company’s investments in debt securities compared to 2024. Other, net, reflects net gains and losses from the Company’s foreign currency exposure and related hedges.
Note 11. Income Taxes
Income before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
United States	$674.2	$655.4	$607.1
Foreign	394.3	366.5	369.4
Total income before income taxes	$1,068.5	$1,021.9	$976.5
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current expense:
Federal	$118.5	$147.9	$159.1
State	29.2	31.3	28.0
Foreign, including withholding tax	47.8	43.3	24.4
	195.5	222.5	211.5
Deferred expense (benefit):
Federal	24.0	(3.3)	(25.6)
State	3.3	(3.3)	11.2
Foreign	20.0	20.3	(38.2)
	47.3	13.7	(52.6)
Total income tax expense	$242.8	$236.2	$158.9

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
The One Big Beautiful Bill Act (“the Act”), signed into law on July 4, 2025, restored the immediate deduction of research and development expenditures for U.S. federal income tax purposes. This change resulted in a decrease to the Company’s current federal expense, and an increase to deferred federal expense in 2025. The increased foreign current expense in 2024 was primarily driven by the Organization for Economic Cooperation and Development (“OECD”) Pillar 2 minimum tax adopted by Switzerland, partially offset by related foreign tax credits in the U.S.
The difference between income tax expense and effective tax rate and the amounts resulting from applying the federal statutory rate of 21% to Income before income taxes in 2025 is attributable to the following:

	Year Ended December 31, 2025
	Balance	Percent
	(Balance in millions)
U.S. federal statutory tax rate	$224.4	21.0%
Domestic federal:
Effect of cross-border tax laws
Global intangible low-taxed income	5.8	0.5%
Other	0.1	—%
Other adjustments	1.7	0.2%
Domestic state and local income taxes, net of federal income tax effect	25.7	2.4%
Foreign tax effects:
Switzerland
Effect of rates different than statutory	(49.0)	(4.6)%
Canton of Fribourg, Switzerland	15.9	1.5%
Minimum taxes	13.5	1.3%
Other	4.8	0.4%
Other foreign jurisdictions	(0.1)	—%
Total	$242.8	22.7%
The majority of domestic state and local income taxes, net of federal income tax effect, in the table above relates to state taxes in Virginia and New York.
The difference between income tax expense and the amount resulting from applying the federal statutory rate of 21% to Income before income taxes in 2024 and 2023 is attributable to the following:

	Year Ended December 31,
	2024	2023

Income tax expense at federal statutory rate	$214.6	$205.1
State taxes, net of federal benefit	20.4	28.5
Change in valuation allowance	(6.5)	66.1
Remeasurement of unrecognized tax benefits	2.4	(8.3)
Effect of non-U.S. operations	2.3	(15.5)
Non-U.S. intellectual property	—	(118.0)
Other	3.0	1.0
Total income tax expense	$236.2	$158.9
During the fourth quarter of 2023, due to a change in local tax systems, the Company recognized amortizable tax basis related to a portion of its non-U.S. intellectual property based on a fair value of approximately $1.80 billion. This intellectual property had no book value, resulting in the recognition of a $118.0 million deferred tax asset and a corresponding income tax benefit in 2023.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Due to the change in the tax systems mentioned above, the Company determined that it is more likely than not that a portion of the deferred tax asset related to certain non-U.S. intellectual property previously transferred as part of a legal entity reorganization, will not be realized, and as a result, recognized a valuation allowance of $64.7 million in 2023.
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
	(In millions)
Deferred tax assets:
Intellectual property	$199.7	$227.4
Deferred revenue, accruals and reserves	78.5	72.4
Research and development costs	—	32.5
Other	11.2	11.7
Total deferred tax assets	289.4	344.0
Valuation allowance	(55.2)	(61.8)
Net deferred tax assets	234.2	282.2
Deferred tax liabilities	(1.0)	(0.9)
Total net deferred tax assets	$233.2	$281.3
The decrease in the deferred tax assets related to research and development costs in 2025 was due to the passage of the Act which changed the timing of deductibility of these expenses as discussed above.
With the exception of a portion of deferred tax assets related to intellectual property and certain state and foreign net operating loss and foreign tax credit carryforwards, management believes it is more likely than not that the tax effects of the deferred tax liabilities together with future taxable income, will be sufficient to fully recover the remaining deferred tax assets.
As of December 31, 2025, the Company’s deferred tax assets included $23.1 million of state net operating loss carryforwards, before applying tax rates for the respective jurisdictions. The tax credit carryforwards as of December 31, 2025 consisted primarily of foreign tax credit carryforwards. The state net operating loss carryforwards expire in various years from 2026 through 2034. The foreign tax credits will expire between 2028 and 2035.
The following table presents income taxes paid to United States, state, and foreign jurisdictions, net of refunds received in 2025:

Year Ended December 31,
2025
(in millions)
United States
Federal	$140.8
State
Virginia	12.5
Other	20.3
Foreign
Switzerland - federal	17.9
Other	10.9
Total	$202.4
The Company paid $230.5 million and $239.7 million for income taxes, net of refunds received, in 2024 and 2023, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2025	2024
	(In millions)
Beginning balance	$6.5	$9.6
Increases in tax positions for prior years	0.1	0.3
Decreases in tax positions for prior years	—	(2.8)
Increases in tax positions for current year	0.4	0.4
Lapse in statute of limitations	(1.2)	(1.0)
Ending balance	$5.8	$6.5
As of December 31, 2025, approximately $3.9 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.
The Company’s major taxing jurisdictions are the U.S., the Commonwealth of Virginia, and Switzerland. The Company’s U.S. federal income tax returns are not currently under examination by the IRS and only the Company’s tax returns for 2021 and years thereafter are subject to examination. The Company’s other material tax returns are not currently under examination by their respective taxing jurisdictions. Because the Company has previously used net operating loss carryforwards and other tax attributes to offset its taxable income in income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute of limitations closes on the year in which such attributes were utilized. The open years for examination in Switzerland are the 2021 tax year and forward.

Note 12. Commitments and Contingencies
The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, and the interest payments and principal on the Senior Notes:

	Purchase Obligations	Senior Notes	Total
	(In millions)
2026	$42.2	$72.6	$114.8
2027	25.0	622.6	647.6
2028	14.0	46.5	60.5
2029	7.0	46.5	53.5
2030	5.4	46.5	51.9
Thereafter	0.3	1,299.6	1,299.9
Total	$93.9	$2,134.3	$2,228.2
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
The Company has an agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com registry through November 30, 2030. For 2023 and 2024, the Company paid ICANN a fee of $0.25 for each annual term of a domain name registered or renewed. For 2025, these fees increased to $0.2575 for each annual term of a domain name registered or renewed. We also incur registry fees for certain other registries. The Company incurred total registry fees for .com and other registries of $47.8 million in 2025, $45.3 million in 2024, and $44.1 million in 2023.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2025, 2024 AND 2023
Verisign leases a small portion of its office space and a portion of its data center facilities under operating leases, the longest of which extends into 2029. Rental expenses under operating leases were not material in any period presented. Operating lease obligations for 2026 through 2029 are included in Purchase obligations in the table above.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2025. See “Report of Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended December 31, 2025.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees, Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee will be included under the captions “Proposal No. 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners” and “Corporate Governance” in our 2026 Proxy Statement, and incorporated herein by reference.
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
The information required by this item regarding our insider trading policies and procedures will be included under the caption “Insider Trading Policy” in our 2026 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2026 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for 2025,” “Executive Compensation” and “Executive Compensation Tables.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2026 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
Information required by this item is incorporated herein by reference to our 2026 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.01	Restated Certificate of Incorporation of the Registrant.	10-K	2/17/17	3.01

3.02	Certificate of Amendment of Restated Certificate of Incorporation of VeriSign, Inc.	8-K	5/22/25	3.1

3.03	Bylaws of VeriSign, Inc.	10-Q	10/23/25	3.1

4.01	Indenture, dated as of July 5, 2017, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	7/5/17	4.1

4.02	Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/21	4.1

4.03	First Supplemental Indenture, dated as of June 8, 2021, between VeriSign, Inc. and U.S. Bank National Association, as trustee.	8-K	6/8/21	4.2

4.04	Second Supplemental Indenture, dated as of March 11, 2025, between VeriSign, Inc. and U.S. Bank Trust Company, National Association, as trustee	10-Q	4/24/25	4.01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.05	Description of Securities of the Registrant	10-K	2/19/21	4.04

10.01	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.02	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.04	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012.	8-K	11/30/12	10.2

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement +	10-K	2/19/16	10.70

10.06	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in 2022 and 2023+	10-Q	4/28/16	10.01

10.07	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated +	DEF 14A	4/29/16	Appendix A

10.08	Amendment Number Thirty-Three (33) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.2

10.09	Amendment Number Thirty-Four (34) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on October 20, 2016	8-K	10/20/16	10.3

10.10	Amended and Restated 2007 Employee Stock Purchase Plan, as adopted August 30, 2007, and amended May 25, 2017. +	DEF 14A	4/12/17	Appendix A

10.11	Form of Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/27/17	10.01

10.12	Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/27/17	10.02

10.13	Amendment Thirty-Five (35) to the Cooperative Agreement between VeriSign, Inc. and the U.S. Department of Commerce, entered into on October 26, 2018	8-K	11/1/18	10.1

10.14	.Net Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers.	8-K	6/30/23	10.1

10.15	Credit Agreement, dated as of December 6, 2023 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	12/08/23	10.1

10.16	VeriSign, Inc. 2006 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in or after 2024+	10-K	2/15/24	10.10

10.17	.Com Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, effective December 1, 2024.	8-K	11/25/24	10.1

19.01	Insider Trading Policy				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

21.01	Subsidiaries of the Registrant.	10-K	2/13/25	21.01

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

97	Incentive-Based Compensation Recovery Policy	10-K	2/15/24	97

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 5th day of February 2026.
                            VERISIGN, INC.

By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints D. James Bidzos, John D. Calys, and Thomas C. Indelicarto, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of February 2026.

Signature	Title

/S/ D. JAMES BIDZOS	Chief Executive Officer, President, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ JOHN D. CALYS	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
JOHN D. CALYS

/S/ COURTNEY D. ARMSTRONG	Director
COURTNEY D. ARMSTRONG

/S/ YEHUDA ARI BUCHALTER	Director
YEHUDA ARI BUCHALTER

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ MATTHEW J. DESCH	Director
MATTHEW J. DESCH

/S/ JAMIE S. GORELICK	Director
JAMIE S. GORELICK

/S/ DEBRA W. MCCANN	Director
DEBRA W. MCCANN