Form 10-Q
period 2026-03-31
VERISIGN INC/CA
filed 2026-04-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of April 17, 2026
Common stock, $0.001 par value per share	91.0 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$476.7	$307.9
Marketable securities	79.7	272.6
Other current assets	69.6	72.0
Total current assets	626.0	652.5
Property and equipment, net	214.2	213.7
Goodwill	52.5	52.5
Deferred tax assets	227.9	233.2
Deposits to acquire intangible assets	145.2	145.2
Other long-term assets	31.4	28.8
Total long-term assets	671.2	673.4
Total assets	$1,297.2	$1,325.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$283.9	$298.0
Deferred revenues	1,071.2	1,035.1
Total current liabilities	1,355.1	1,333.1
Long-term deferred revenues	358.2	349.4
Long-term senior notes	1,788.8	1,788.2
Long-term tax and other liabilities	8.5	9.4
Total long-term liabilities	2,155.5	2,147.0
Total liabilities	3,510.6	3,480.1
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.8 at March 31, 2026 and 355.6 at December 31, 2025; Outstanding shares: 91.1 at March 31, 2026 and 91.9 at December 31, 2025	9,349.9	9,623.5
Accumulated deficit	(11,560.5)	(11,775.0)
Accumulated other comprehensive loss	(2.8)	(2.7)
Total stockholders’ deficit	(2,213.4)	(2,154.2)
Total liabilities and stockholders’ deficit	$1,297.2	$1,325.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$428.9	$402.3
Costs and expenses:
Cost of revenues	49.2	49.4
Research and development	27.5	26.0
Selling, general and administrative	58.6	55.7
Total costs and expenses	135.3	131.1
Operating income	293.6	271.2
Interest expense	(18.9)	(20.3)
Non-operating income, net	4.7	7.5
Income before income taxes	279.4	258.4
Income tax expense	(64.9)	(59.1)
Net income	214.5	199.3
Other comprehensive loss	(0.1)	(0.3)
Comprehensive income	$214.4	$199.0

Earnings per share:
Basic	$2.34	$2.11
Diluted	$2.34	$2.10
Shares used to compute earnings per share
Basic	91.6	94.6
Diluted	91.8	94.8
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Total stockholders’ deficit, beginning of period	$(2,154.2)	$(1,957.9)

Common stock and additional paid-in capital
Beginning balance	9,623.5	10,645.3
Repurchase of common stock	(225.4)	(241.7)
Common stock cash dividends	(74.2)	—
Stock-based compensation	19.3	17.7
Issuance of common stock under stock plans	8.5	7.9
Excise tax on repurchase of common stock	(1.8)	(2.0)
Balance, end of period	9,349.9	10,427.2

Accumulated deficit
Beginning balance	(11,775.0)	(12,600.7)
Net income	214.5	199.3
Balance, end of period	(11,560.5)	(12,401.4)

Accumulated other comprehensive loss
Beginning balance	(2.7)	(2.5)
Other comprehensive loss	(0.1)	(0.3)
Balance, end of period	(2.8)	(2.8)

Total stockholders’ deficit, end of period	$(2,213.4)	$(1,977.0)

Cash dividends declared per common share	$0.81	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$214.5	$199.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	6.4	8.9
Stock-based compensation expense	19.1	17.5
Amortization of discount on investments in debt securities	(1.6)	(3.6)
Other, net	0.4	1.1
Changes in operating assets and liabilities:
Other assets	(0.4)	0.2
Other liabilities	(16.2)	6.6
Deferred revenues	44.9	57.2
Net deferred income taxes	5.3	4.1
Net cash provided by operating activities	272.4	291.3
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	273.8	358.6
Purchases of marketable securities	(79.4)	(35.2)
Purchases of property and equipment	(7.2)	(5.8)
Net cash provided by investing activities	187.2	317.6
Cash flows from financing activities:
Repurchases of common stock	(225.4)	(241.7)
Payment of dividends	(74.2)	—
Proceeds from employee stock purchase plan	8.5	7.9
Repayment of borrowings	—	(500.0)
Proceeds from senior note issuance, net of issuance costs	—	493.9
Net cash used in financing activities	(291.1)	(239.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.3	(0.3)
Net increase in cash, cash equivalents, and restricted cash	168.8	368.7
Cash, cash equivalents, and restricted cash at beginning of period	309.5	212.1
Cash, cash equivalents, and restricted cash at end of period	$478.3	$580.8
Supplemental cash flow disclosures:
Cash paid for interest	$13.1	$26.2
Cash paid for income taxes, net of refunds received	$28.7	$20.0
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on February 5, 2026.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. This guidance will be effective for the Company’s 2027 Form 10-K. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for and disclosure of internal-use software costs. The ASU does not change what types of costs are capitalized or when internal-use software cost capitalization ceases. This guidance will be effective for the Company in 2028. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	March 31,	December 31,
	2026	2025
	(In millions)
Cash	$16.8	$18.5
Time deposits	2.2	1.9
Money market funds (Level 1)	169.7	243.3
Debt securities issued by the U.S. Treasury (Level 1)	369.3	318.4
Total	$558.0	$582.1

Cash and cash equivalents	$476.7	$307.9
Restricted cash (included in Other long-term assets)	1.6	1.6
Total Cash, cash equivalents, and restricted cash	478.3	309.5
Marketable securities	79.7	272.6
Total	$558.0	$582.1
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of March 31, 2026 are scheduled to mature in less than one year.

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
As of March 31, 2026, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.73 billion and $1.75 billion as of March 31, 2026 and December 31, 2025, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	March 31,	December 31,
	2026	2025
	(In millions)
Prepaid expenses	$29.5	$28.1
Prepaid registry fees	27.4	26.6
Accounts receivable, net	11.3	7.7
Taxes receivable	0.6	7.2
Other	0.8	2.4
Total other current assets	$69.6	$72.0
Property and Equipment, Net
Certain assets included in property and equipment, net were classified as held for sale as of March 31, 2026 and December 31, 2025. These assets are not material.
Other Long-Term Assets
Other long-term assets consist of the following:

	March 31,	December 31,
	2026	2025
	(In millions)
Operating lease right-of-use asset	$9.6	$9.8
Long-term prepaid expenses	9.4	6.5
Long-term prepaid registry fees	8.6	8.4
Restricted cash	1.6	1.6
Other	2.2	2.5
Total other long-term assets	$31.4	$28.8
The prepaid registry fees in the tables above primarily relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	(In millions)
Accounts payable and accrued expenses	$10.5	$13.8
Taxes payable	91.2	64.0
Customer deposits	81.0	92.6
Accrued employee compensation	42.8	77.2
Interest payable	20.2	15.1
Accrued registry fees	14.7	13.4
Customer incentives payable	14.3	13.2
Current operating lease liabilities	5.8	5.8
Other accrued liabilities	3.4	2.9
Total accounts payable and accrued liabilities	$283.9	$298.0
Taxes payable reflects amounts accrued for the income tax provision net of payments made during the period. This balance fluctuates from period to period due to the timing of income tax payments in the Company’s major tax jurisdictions. Customer deposits vary from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2025 was paid during the three months ended March 31, 2026.
Note 4. Stockholders’ Deficit
Effective July 24, 2025, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of March 31, 2026 there was $862.8 million remaining available for repurchases under the program.
A summary of the Company’s common stock repurchases is as follows. Amounts may not add up due to rounding:

	Three Months Ended March 31, 2026
	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	0.9	$214.4	$234.88
Total repurchases for tax withholdings	—	11.1	$228.39
Total repurchases	1.0	$225.4	$234.55
Since inception, the Company has repurchased 264.7 million shares of its common stock for an aggregate cost of $15.99 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the excise tax on share repurchases.
On February 3, 2026, the Company’s Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock, totaling $74.2 million, which was paid on February 27, 2026. The dividend was accounted for as a reduction of Additional paid-in capital. On April 20, 2026, the Company’s Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on May 19, 2026, payable on May 27, 2026. The Company intends to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Company’s Board of Directors.

Note 5. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Weighted-average shares of common stock outstanding	91.6	94.6
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.2	0.2
Shares used to compute diluted earnings per share	91.8	94.8
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
The following table presents information about segment revenues, significant expenses and profits:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues	$428.9	$402.3
Costs and expenses:
Compensation and benefits expenses	64.9	62.1
Stock-based compensation expenses	19.1	17.5
Equipment and software expenses	13.8	12.0
Registry fee expenses	11.6	11.6
Depreciation expenses	6.4	8.9
Other segment items	19.5	19.0
Total costs and expenses	135.3	131.1
Operating income	293.6	271.2
Interest expense	(18.9)	(20.3)
Non-operating income, net	4.7	7.5
Income tax expense	(64.9)	(59.1)
Net income	$214.5	$199.3
Other segment items that are a part of the Company’s segment net income include professional services expenses, telecommunication expenses, legal expenses, and occupancy expenses.
Note 7. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.

The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of the Company’s customers:

	Three Months Ended March 31,
	2026	2025
	(In millions)
U.S.	$283.4	$266.1
EMEA	73.5	67.0
APAC	48.0	44.4
Other	24.0	24.8
Total revenues	$428.9	$402.3
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of the Company’s performance, the Company records these amounts as deferred revenues. The increase in the deferred revenues balance for the three months ended March 31, 2026 was primarily driven by amounts billed in the three months ended March 31, 2026 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $384.1 million of revenues recognized that were included in the deferred revenues balance at December 31, 2025. The balance of deferred revenues as of March 31, 2026 represents the Company’s aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 8. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cost of revenues	$2.3	$2.1
Research and development	3.0	2.8
Selling, general and administrative	13.8	12.6
Stock-based compensation expense	19.1	17.5
Capitalization (included in Property and equipment, net)	0.2	0.2
Total stock-based compensation	$19.3	$17.7

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2026	2025
	(In millions)
RSUs	$13.4	$13.0
Performance-based RSUs	4.9	3.8
ESPP	1.0	0.9
Total stock-based compensation	$19.3	$17.7

Note 9. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $5.2 million and $7.9 million during the three months ended March 31, 2026 and 2025, respectively. The decrease in interest income during the three months ended March 31, 2026 primarily reflects the lower amounts invested in debt securities in the current period and lower interest rates on the Company’s investments in debt securities compared to the prior period.
Note 10. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Income tax expense	$64.9	$59.1
Effective tax rate	23%	23%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2025 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and involve risks, uncertainties, and other important factors, including, among other things, statements regarding the Company’s quarterly dividend and our expectations about the sufficiency of our existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our borrowing capacity under the unsecured revolving credit facility. In some cases, you can identify forward-looking statements by terms such as “assumes,” “could,” “estimates,” “forecasts,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and similar language intended to identify forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2026. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
As of March 31, 2026, we had 176.1 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $428.9 million during the three months ended March 31, 2026, which represents an increase of 7% compared to the same period in 2025.
•We recorded operating income of $293.6 million during the three months ended March 31, 2026, which represents an increase of 8% compared to the same period in 2025.
•As of March 31, 2026, we had 176.1 million .com and .net registrations in the domain name base, which represents a 3.7% increase from March 31, 2025, and a net increase of 2.5 million domain name registrations from December 31, 2025.
•During the three months ended March 31, 2026, we processed 11.5 million new domain name registrations for .com and .net compared to 10.1 million for the same period in 2025.
•The final .com and .net renewal rate for the fourth quarter of 2025 was 75.0% compared to 74.0% for the fourth quarter of 2024. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We generated cash flows from operating activities of $272.4 million during the three months ended March 31, 2026, compared to $291.3 million for the same period in 2025.

•During the three months ended March 31, 2026, we repurchased 0.9 million shares of common stock for an aggregate cost of $214.4 million. As of March 31, 2026, there was $862.8 million remaining for future share repurchases under the share repurchase program.
•On April 20, 2026, the Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on May 19, 2026, payable on May 27, 2026.
•On April 23, 2026, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $10.26 to $10.97 effective November 1, 2026.
Pursuant to our agreements with ICANN, we make available files containing all active domain names registered in the .com and .net registries. Further, we also make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The zone counts and information on how to obtain access to the zone files can be found at https://www.verisign.com/resources/zone-file. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to add or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated daily. The update times may vary each day. The number of domain names provided in this Form 10-Q are as of midnight of the date reported.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2026	2025
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	11.5	12.3
Research and development	6.4	6.5
Selling, general and administrative	13.6	13.8
Total costs and expenses	31.5	32.6
Operating income	68.5	67.4
Interest expense	(4.4)	(5.0)
Non-operating income, net	1.0	1.8
Income before income taxes	65.1	64.2
Income tax expense	(15.1)	(14.7)
Net income	50.0%	49.5%
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
In November 2024, we renewed the .com Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .com registry through November 30, 2030. Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period. The current such six-year period began on October 26, 2024. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26 effective September 1, 2024. On April 23, 2026, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $10.26 to $10.97 effective November 1, 2026. Under the .net Registry Agreement, we are permitted to increase the price of .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. We increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91 effective February 1, 2024. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended March 31,
	2026	% Change	2025
	(Dollars in millions)
Revenues	$428.9	7%	$402.3
The following table compares the .com and .net domain name registrations in the domain name base:

	March 31, 2026	% Change	March 31, 2025
.com and .net domain name registrations in the domain name base	176.1 million	4%	169.8 million
Revenues increased during the three months ended March 31, 2026, as compared to the same period last year, primarily due to an increase in the domain name base as of March 31, 2026 compared to March 31, 2025 and the .com and .net price increases.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, the demand for .com and .net domain names may be limited by competitive pressure from other TLDs and alternatives for an online presence. Additionally, changes in internet practices, consumer behavior, and global economic conditions, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, may impact demand for .com and .net domain names. Our domain name base increased during the three months ended March 31, 2026 compared to March 31, 2025, as the positive domain name base trends that began in 2025 continued into 2026 with higher new registrations and renewal rates. Growth in the domain name base has been positively impacted by continued registrar focus on customer acquisition and engagement with our marketing programs, as well as the evolution of AI tools used in content and website creation.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2026	% Change	2025
	(Dollars in millions)
U.S.	$283.4	7%	$266.1
EMEA	73.5	10%	67.0
APAC	48.0	8%	44.4
Other	24.0	(3)%	24.8
Total revenues	$428.9		$402.3
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Our revenue growth was generated from registrars based in the U.S., EMEA and APAC during the three months ended March 31, 2026, compared to the same period in 2025.
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

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2026	% Change	2025
	(Dollars in millions)
Cost of revenues	$49.2	(1)%	$49.4
Cost of revenues remained consistent during the three months ended March 31, 2026, compared to the same period last year.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2026	% Change	2025
	(Dollars in millions)
Research and development	$27.5	6%	$26.0
Research and development expenses increased slightly during the three months ended March 31, 2026, compared to the same period last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended March 31,
	2026	% Change	2025
	(Dollars in millions)
Selling, general and administrative	$58.6	5%	$55.7
Selling, general and administrative expenses increased during the three months ended March 31, 2026, compared to the same period last year, primarily due to an increase in compensation and benefits expenses, including stock-based compensation expenses. Compensation and benefits expenses, including stock-based compensation expenses, increased by $2.8 million, primarily due to annual salary increases and an increase in the total projected achievement levels on certain performance-based RSU grants.
Interest expense
Interest expense decreased slightly during the three months ended March 31, 2026, compared to the same period last year, primarily due to the period of overlap between the issuance of $500.0 million of 5.25% senior unsecured notes due June 2032 (“2032 Notes”) and repayment of $500.0 million aggregate principal amount of outstanding senior unsecured notes due April 2025 (“2025 Notes”) in March 2025.
Non-operating income, net
Non-operating income decreased during the three months ended March 31, 2026, compared to the same period last year, primarily due to a decrease in interest income as a result of lower amounts invested in debt securities in the current period compared to the prior period and a decrease in interest rates on the Company’s investments in debt securities.

Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Income tax expense	$64.9	$59.1
Effective tax rate	23%	23%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2026	2025
	(In millions)
Cash and cash equivalents	$476.7	$307.9
Marketable securities	79.7	272.6
Total	$556.4	$580.5
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of March 31, 2026, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Effective July 24, 2025, the Board of Directors authorized the repurchase of common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. During the three months ended March 31, 2026, we repurchased 0.9 million shares of common stock for an aggregate cost of $214.4 million. As of March 31, 2026, there was $862.8 million remaining available for future share repurchases under the share repurchase program.
In the three months ended March 31, 2026, we paid dividends of $74.2 million. On April 20, 2026, the Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on May 19, 2026, payable on May 27, 2026. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Board of Directors.
As of March 31, 2026, we had $500.0 million principal amount outstanding of the 2032 Notes, $750.0 million principal amount outstanding of 2.70% senior unsecured notes due 2031, and $550.0 million principal amount outstanding of 4.75% senior unsecured notes due 2027. As of March 31, 2026, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility which matures in 2028.
We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, fund our quarterly dividend, and to service our debt for the next 12 months and beyond. We regularly assess our cash management approach and activities in view of our current and potential future needs. Our cash requirements have not changed materially since the 2025 Form 10-K.

In summary, our cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by operating activities	$272.4	$291.3
Net cash provided by investing activities	187.2	317.6
Net cash used in financing activities	(291.1)	(239.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.3	(0.3)
Net increase in cash, cash equivalents, and restricted cash	$168.8	$368.7
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the three months ended March 31, 2026, compared to the same period last year, primarily due to increases in cash paid to employees and vendors and cash paid for income taxes, and a decrease in cash received from customers, partially offset by a decrease in cash paid for interest. Cash paid to employees and vendors increased primarily due to the timing of payments. Cash paid for income taxes increased primarily due to comparatively higher federal, state and non-US income tax payments. Cash received from customers decreased primarily due to timing of payments from certain large customers. Cash paid for interest decreased due to the payment of interest accrued on the 2025 Notes in March 2025, prior to their maturity date of April 1, 2025.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased during the three months ended March 31, 2026, compared to the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to proceeds from and repayment of borrowings, share repurchases, dividend payments, and proceeds from our employee stock purchase plan.
Net cash used in financing activities increased during the three months ended March 31, 2026, compared to the same period last year, primarily due to dividend payments to shareholders, partially offset by a decrease in share repurchases and the net impact of the redemption of our 2025 Notes and the issuance of our 2032 Notes in March 2025.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As previously disclosed, Afilias Domains No. 3 Limited (now called Altanovo Domains Limited), a competitor and losing bidder in the .web auction, filed another Independent Review Process (“IRP”) against ICANN pursuant to ICANN’s bylaws, on July 14, 2023. In April 2026, post-hearing briefing was completed.
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
ITEM 1A.    RISK FACTORS
Our business, operating results, financial condition, reputation, cash flows or prospects can be materially adversely affected by a number of factors, including but not limited to those described in Part I, Item 1A of the 2025 Form 10-K under the heading “Risk Factors.” In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, cash flows and prospects. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors described in Part I, Item 1A of the 2025 Form 10-K and in other filings we make with the SEC. There have been no material changes to the Company’s risk factors since the 2025 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
January 1 - 31, 2026	232	$247.77	232	$1,019.8	million
February 1 - 28, 2026	335	$221.54	335	$945.5	million
March 1 - 31, 2026	346	$239.18	346	$862.8	million
	913		913
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
On March 3, 2026, D. James Bidzos, the Company’s Executive Chairman, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 100,000 shares of Company common stock between June 2, 2026 and May 27, 2027, subject to certain conditions.
On March 3, 2026, Thomas Indelicarto, the Company’s Executive Vice President, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,000 shares of Company common stock between June 2, 2026 and May 24, 2027, subject to certain conditions.
There were no other directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended March 31, 2026.
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

VERISIGN, INC.

Date: April 23, 2026	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 23, 2026	By:	/S/ JOHN D. CALYS
John D. Calys
Chief Financial Officer