Form 10-Q
period 2026-06-30
VERISIGN INC/CA
filed 2026-07-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of July 17, 2026
Common stock, $0.001 par value per share	90.3 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$840.9	$307.9
Marketable securities	193.2	272.6
Other current assets	88.2	72.0
Total current assets	1,122.3	652.5
Property and equipment, net	227.7	213.7
Goodwill	52.5	52.5
Deferred tax assets	223.0	233.2
Deposits to acquire intangible assets	145.2	145.2
Other long-term assets	32.1	28.8
Total long-term assets	680.5	673.4
Total assets	$1,802.8	$1,325.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$265.0	$298.0
Deferred revenues	1,084.8	1,035.1
Current senior notes	549.3	—
Total current liabilities	1,899.1	1,333.1
Long-term deferred revenues	364.1	349.4
Long-term senior notes	1,785.1	1,788.2
Long-term tax and other liabilities	8.6	9.4
Total long-term liabilities	2,157.8	2,147.0
Total liabilities	4,056.9	3,480.1
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.9 at June 30, 2026 and 355.6 at December 31, 2025; Outstanding shares: 90.4 at June 30, 2026 and 91.9 at December 31, 2025	9,092.7	9,623.5
Accumulated deficit	(11,344.0)	(11,775.0)
Accumulated other comprehensive loss	(2.8)	(2.7)
Total stockholders’ deficit	(2,254.1)	(2,154.2)
Total liabilities and stockholders’ deficit	$1,802.8	$1,325.9
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$434.6	$409.9	$863.5	$812.2
Costs and expenses:
Cost of revenues	50.0	49.1	99.2	98.5
Research and development	27.5	25.7	55.0	51.7
Selling, general and administrative	60.8	54.4	119.4	110.1
Total costs and expenses	138.3	129.2	273.6	260.3
Operating income	296.3	280.7	589.9	551.9
Interest expense	(19.2)	(18.9)	(38.1)	(39.2)
Non-operating income, net	4.5	5.5	9.2	13.0
Income before income taxes	281.6	267.3	561.0	525.7
Income tax expense	(65.1)	(59.9)	(130.0)	(119.0)
Net income	216.5	207.4	431.0	406.7
Other comprehensive loss	—	—	(0.1)	(0.3)
Comprehensive income	$216.5	$207.4	$430.9	$406.4

Earnings per share:
Basic	$2.38	$2.21	$4.73	$4.32
Diluted	$2.38	$2.21	$4.71	$4.31
Shares used to compute earnings per share
Basic	90.8	93.8	91.2	94.2
Diluted	91.1	94.0	91.4	94.4
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total stockholders’ deficit, beginning of period	$(2,213.4)	$(1,977.0)	$(2,154.2)	$(1,957.9)

Common stock and additional paid-in capital
Beginning balance	9,349.9	10,427.2	9,623.5	10,645.3
Repurchase of common stock	(201.4)	(166.8)	(426.8)	(408.5)
Common stock cash dividends	(73.6)	(72.1)	(147.8)	(72.1)
Stock-based compensation	19.7	16.2	39.0	33.9
Issuance of common stock under stock plans	—	—	8.5	7.9
Excise tax on repurchase of common stock	(1.9)	(1.5)	(3.7)	(3.5)
Balance, end of period	9,092.7	10,203.0	9,092.7	10,203.0

Accumulated deficit
Beginning balance	(11,560.5)	(12,401.4)	(11,775.0)	(12,600.7)
Net income	216.5	207.4	431.0	406.7
Balance, end of period	(11,344.0)	(12,194.0)	(11,344.0)	(12,194.0)

Accumulated other comprehensive loss
Beginning balance	(2.8)	(2.8)	(2.7)	(2.5)
Other comprehensive loss	—	—	(0.1)	(0.3)
Balance, end of period	(2.8)	(2.8)	(2.8)	(2.8)

Total stockholders’ deficit, end of period	$(2,254.1)	$(1,993.8)	$(2,254.1)	$(1,993.8)

Cash dividends declared per common share	$0.81	$0.77	$1.62	$0.77
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$431.0	$406.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	13.0	17.2
Stock-based compensation expense	38.5	33.4
Other, net	(1.7)	(3.4)
Changes in operating assets and liabilities:
Other assets	(19.7)	(19.9)
Other liabilities	(31.8)	(24.8)
Deferred revenues	64.5	75.5
Net deferred income taxes	10.2	9.1
Net cash provided by operating activities	504.0	493.8
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	274.2	396.8
Purchases of marketable securities	(192.2)	(278.6)
Purchases of property and equipment	(26.0)	(13.6)
Net cash provided by investing activities	56.0	104.6
Cash flows from financing activities:
Proceeds from senior note issuance, net of issuance costs	546.4	493.3
Repurchases of common stock	(426.8)	(408.5)
Payment of dividends	(147.8)	(72.1)
Proceeds from employee stock purchase plan	8.5	7.9
Payment of excise tax on repurchase of common stock	(7.9)	(11.6)
Repayment of borrowings	—	(500.0)
Net cash used in financing activities	(27.6)	(491.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.6	0.1
Net increase in cash, cash equivalents, and restricted cash	533.0	107.5
Cash, cash equivalents, and restricted cash at beginning of period	309.5	212.1
Cash, cash equivalents, and restricted cash at end of period	$842.5	$319.6
Supplemental cash flow disclosures:
Cash paid for interest	$36.4	$42.3
Cash paid for income taxes, net of refunds received	$125.5	$149.4
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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	June 30,	December 31,
	2026	2025
	(In millions)
Cash	$16.2	$18.5
Time deposits	2.2	1.9
Money market funds (Level 1)	737.7	243.3
Debt securities issued by the U.S. Treasury (Level 1)	279.6	318.4
Total	$1,035.7	$582.1

Cash and cash equivalents	$840.9	$307.9
Restricted cash (included in Other long-term assets)	1.6	1.6
Total Cash, cash equivalents, and restricted cash	842.5	309.5
Marketable securities	193.2	272.6
Total	$1,035.7	$582.1
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of June 30, 2026 are scheduled to mature in less than one year.

Fair Value Measurements
The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in Cash and cash equivalents. The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices. Debt securities purchased with original maturities in excess of three months are included in Marketable securities. The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. The fair value of all of these financial instruments is classified as Level 1 in the fair value hierarchy.
As of June 30, 2026, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s current and long-term senior notes is $2.28 billion and $1.75 billion as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 4, “Debt,” for details regarding the senior notes issued in June 2026. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	June 30,	December 31,
	2026	2025
	(In millions)
Prepaid expenses	$34.9	$28.1
Prepaid registry fees	28.3	26.6
Taxes receivable	14.7	7.2
Accounts receivable, net	9.5	7.7
Other	0.8	2.4
Total other current assets	$88.2	$72.0
Property and Equipment, Net
Certain assets included in Property and equipment, net were classified as held for sale as of June 30, 2026 and December 31, 2025. These assets are not material.
Other Long-Term Assets
Other long-term assets consist of the following:

	June 30,	December 31,
	2026	2025
	(In millions)
Long-term prepaid expenses	$9.8	$6.5
Operating lease right-of-use asset	9.7	9.8
Long-term prepaid registry fees	8.7	8.4
Restricted cash	1.6	1.6
Other	2.3	2.5
Total other long-term assets	$32.1	$28.8
The prepaid registry fees in the tables above primarily relate to the fees the Company pays to ICANN for each annual term of .com domain name registrations and renewals which are deferred and amortized over the domain name registration term.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	(In millions)
Accounts payable and accrued expenses	$13.1	$13.8
Customer deposits	78.6	92.6
Taxes payable	61.3	64.0
Accrued employee compensation	52.8	77.2
Customer incentives payable	19.4	13.2
Interest payable	15.4	15.1
Accrued registry fees	14.7	13.4
Current operating lease liabilities	5.9	5.8
Other accrued liabilities	3.8	2.9
Total accounts payable and accrued liabilities	$265.0	$298.0
Customer deposits vary from period to period due to the timing of payments from certain large customers. Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2025 was paid during the six months ended June 30, 2026.
Note 4. Debt
On June 26, 2026, the Company issued $550.0 million of 5.10% senior unsecured notes due July 15, 2031 (“2026 Notes”). The 2026 Notes were issued at 99.961% of par value. The Company will pay interest on the notes semi-annually on January 15 and July 15, commencing on January 15, 2027. The total discount and issuance costs of $5.0 million are presented on the balance sheet as a reduction of the debt obligation and are being amortized to Interest expense over the 5-year term of the notes.
On June 18, 2026, the Company issued an irrevocable redemption notice on its $550.0 million aggregate principal amount of outstanding 4.75% senior unsecured notes issued in 2017 (“2017 Notes”) that were scheduled to mature on July 15, 2027. As such, current and long-term senior notes as of June 30, 2026 reflect the classification of $549.3 million of the Company’s 2017 Notes, net of unamortized debt issuance costs, as current liabilities. On July 20, 2026, the Company used the net proceeds from the 2026 Notes and cash on hand to redeem all of its 2017 Notes.
Note 5. Stockholders’ Deficit
A summary of the Company’s common stock repurchases is as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Shares	Total Costs	Average Price	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	0.7	$196.8	$275.00	1.6	$411.2	$252.51
Total repurchases for tax withholdings	—	4.6	$303.80	0.1	15.6	$246.03
Total repurchases	0.7	$201.4	$275.59	1.7	$426.8	$252.27

As of June 30, 2026, there was $666.0 million remaining available for repurchases under the Company’s share repurchase program. The program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. Effective July 23, 2026, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program.
Since inception, the Company has repurchased 265.4 million shares of its common stock for an aggregate cost of $16.19 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the excise tax on share repurchases.
A summary of the Company’s dividend activities is as follows:

Record Date	Payment Date	Dividend Per Share	Total
		(In millions, except per share amounts)
February 19, 2026	February 27, 2026	$0.81	$74.2
May 19, 2026	May 27, 2026	0.81	73.6
		$1.62	$147.8
The dividends were accounted for as a reduction of Additional paid-in capital. On July 20, 2026, the Company’s Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on August 19, 2026, payable on August 27, 2026. The Company intends to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Company’s Board of Directors.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Weighted-average shares of common stock outstanding	90.8	93.8	91.2	94.2
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.3	0.2	0.2	0.2
Shares used to compute diluted earnings per share	91.1	94.0	91.4	94.4
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

The following table presents information about segment revenues, significant expenses and profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$434.6	$409.9	$863.5	$812.2
Costs and expenses:
Compensation and benefits expenses	65.2	61.1	130.1	123.2
Stock-based compensation expenses	19.4	15.9	38.5	33.4
Equipment and software expenses	14.3	12.5	28.1	24.5
Registry fee expenses	11.8	11.8	23.4	23.4
Depreciation expenses	6.6	8.3	13.0	17.2
Other segment items	21.0	19.6	40.5	38.6
Total costs and expenses	138.3	129.2	273.6	260.3
Operating income	296.3	280.7	589.9	551.9
Interest expense	(19.2)	(18.9)	(38.1)	(39.2)
Non-operating income, net	4.5	5.5	9.2	13.0
Income tax expense	(65.1)	(59.9)	(130.0)	(119.0)
Net income	$216.5	$207.4	$431.0	$406.7
Other segment items that are a part of the Company’s segment net income include professional services expenses, telecommunication expenses, legal expenses, occupancy expenses, and other miscellaneous expenses.
Note 8. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of the Company’s customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
U.S.	$287.7	$270.5	$571.1	$536.6
EMEA	75.9	68.8	149.4	135.8
APAC	47.5	45.5	95.5	89.9
Other	23.5	25.1	47.5	49.9
Total revenues	$434.6	$409.9	$863.5	$812.2
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of the Company’s performance, the Company records these amounts as deferred revenues. The increase in the deferred revenues balance for the six months ended June 30, 2026 was primarily driven by amounts billed in the six months ended June 30, 2026 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $679.4 million of revenues recognized that were included in the deferred revenues balance at December 31, 2025. The balance of deferred revenues as of June 30, 2026 represents the Company’s aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 9. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Cost of revenues	$2.4	$2.2	$4.7	$4.3
Research and development	3.0	2.8	6.0	5.6
Selling, general and administrative	14.0	10.9	27.8	23.5
Stock-based compensation expense	19.4	15.9	38.5	33.4
Capitalization (included in Property and equipment, net)	0.3	0.3	0.5	0.5
Total stock-based compensation	$19.7	$16.2	$39.0	$33.9

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
RSUs	$13.4	$12.9	$26.8	$25.9
Performance-based RSUs	5.2	2.4	10.1	6.2
ESPP	1.1	0.9	2.1	1.8
Total stock-based compensation	$19.7	$16.2	$39.0	$33.9
Note 10. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $5.0 million and $10.2 million during the three and six months ended June 30, 2026, respectively, compared to $6.0 million and $13.9 million during the same periods in 2025. The decrease in interest income during the three and six months ended June 30, 2026 primarily reflects the lower amounts invested in debt securities in the current period and lower interest rates on the Company’s investments in debt securities compared to the prior period.
Note 11. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income tax expense	$65.1	$59.9	$130.0	$119.0
Effective tax rate	23%	22%	23%	23%
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
As of June 30, 2026, we had 179.1 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $434.6 million and $863.5 million during the three and six months ended June 30, 2026, which represents an increase of 6% compared to the same periods in 2025.
•We recorded operating income of $296.3 million and $589.9 million during the three and six months ended June 30, 2026, which represents an increase of 6% and 7%, respectively, compared to the same periods in 2025.
•As of June 30, 2026, we had 179.1 million .com and .net registrations in the domain name base, which represents a 5.1% increase from June 30, 2025, and a net increase of 3.0 million domain name registrations from March 31, 2026.
•During the three months ended June 30, 2026, we processed 12.7 million new domain name registrations for .com and .net compared to 10.4 million for the same period in 2025.
•The final .com and .net renewal rate for the first quarter of 2026 was 76.3% compared to 75.5% for the first quarter of 2025. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We generated cash flows from operating activities of $504.0 million during the six months ended June 30, 2026, compared to $493.8 million for the same period in 2025.
•During the three months ended June 30, 2026, we repurchased 0.7 million shares of common stock for an aggregate cost of $196.8 million. As of June 30, 2026, there was $666.0 million remaining for future share repurchases under the share repurchase program. Effective July 23, 2026, the Board of Directors authorized the repurchase of common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program.
•On June 26, 2026, we issued the 2026 Notes. On July 20, 2026, we used the net proceeds from the 2026 Notes and cash on hand to redeem all of our 2017 Notes.
•On July 20, 2026, the Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on August 19, 2026, payable on August 27, 2026.
•On July 22, 2026, we announced that the .web TLD has been delegated into the global DNS root zone, with Verisign as the designated registry operator.
Pursuant to our agreements with ICANN, we make available files containing all active domain names registered in the .com and .net registries. Further, we also make available a summary of the active zone count registered in the .com and .net registries and the number of .com and .net domain name registrations in the domain name base. The zone counts and information on how to obtain access to the zone files can be found at https://www.verisign.com/resources/zone-file. The domain name base is the active zone plus the number of domain names that are registered but not configured for use in the respective top-level domain zone file plus the number of domain names that are in a client or server hold status. The domain name base may also reflect compensated or uncompensated judicial or administrative actions to add or remove from the active zone an immaterial number of domain names. These files and the related summary data are updated daily. The update times may vary each day. The number of domain names provided in this Form 10-Q is as of midnight of the date reported.
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	11.5	12.0	11.5	12.1
Research and development	6.3	6.3	6.4	6.4
Selling, general and administrative	14.0	13.2	13.8	13.6
Total costs and expenses	31.8	31.5	31.7	32.1
Operating income	68.2	68.5	68.3	67.9
Interest expense	(4.4)	(4.6)	(4.4)	(4.8)
Non-operating income, net	1.0	1.3	1.1	1.6
Income before income taxes	64.8	65.2	65.0	64.7
Income tax expense	(15.0)	(14.6)	(15.1)	(14.6)
Net income	49.8%	50.6%	49.9%	50.1%
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
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Revenues	$434.6	6%	$409.9	$863.5	6%	$812.2
The following table compares the .com and .net domain name registrations in the domain name base:

	June 30, 2026	% Change	June 30, 2025
.com and .net domain name registrations in the domain name base	179.1 million	5%	170.5 million
Revenues increased during the three and six months ended June 30, 2026, as compared to the same periods last year, primarily due to an increase in the domain name base as of June 30, 2026 compared to June 30, 2025 and the .com price increases.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, the demand for .com and .net domain names may be limited by competitive pressure from other TLDs and alternatives for an online presence. Additionally, changes in internet practices, consumer behavior, and global economic conditions, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, may impact demand for .com and .net domain names. Our domain name base increased during the three and six months ended June 30, 2026 compared to June 30, 2025, as the positive domain name base trends that began in 2025 continued into 2026 with higher new registrations and renewal rates. Growth in the domain name base has been positively impacted by continued registrar focus on customer acquisition and engagement with our marketing programs, as well as the evolution of AI tools used in content and website creation.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
U.S.	$287.7	6%	$270.5	$571.1	6%	$536.6
EMEA	75.9	10%	68.8	149.4	10%	135.8
APAC	47.5	4%	45.5	95.5	6%	89.9
Other	23.5	(6)%	25.1	47.5	(5)%	49.9
Total revenues	$434.6		$409.9	$863.5		$812.2
Revenues in the table above are attributed to the country of domicile and the respective regions in which our registrars are located; however, this may differ from the regions where the registrars operate or where registrants are located. Revenue growth for each region may be impacted by registrars reincorporating, relocating, or from acquisitions or changes in affiliations of resellers. Revenue growth for each region may also be impacted by registrars domiciled in one region, registering domain names in another region. Our revenue growth was generated from registrars based in the U.S., EMEA and APAC during the three and six months ended June 30, 2026, compared to the same periods in 2025.

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
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Cost of revenues	$50.0	2%	$49.1	$99.2	1%	$98.5
Cost of revenues increased slightly during the three months ended June 30, 2026, compared to the same period last year, due to a combination of individually insignificant factors.
Cost of revenues increased slightly during the six months ended June 30, 2026, compared to the same period last year, due to a combination of individually insignificant factors, partially offset by a decrease in depreciation expenses. Although purchases of property and equipment increased in the six months ended 2026, depreciation expenses decreased by $3.6 million due to a decrease in capital expenditures in recent prior periods.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Research and development	$27.5	7%	$25.7	$55.0	6%	$51.7
Research and development expenses increased during the three and six months ended June 30, 2026, compared to the same periods last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Selling, general and administrative	$60.8	12%	$54.4	$119.4	8%	$110.1
Selling, general and administrative expenses increased during the three months ended June 30, 2026, compared to the same period last year, primarily due to an increase in stock-based compensation expenses and a combination of several other individually insignificant factors. Stock-based compensation expense increased by $3.1 million primarily due to an increase in the total projected achievement levels on certain performance-based RSU grants.

Selling, general and administrative expenses increased during the six months ended June 30, 2026, compared to the same period last year, primarily due to increases in stock-based compensation expenses, compensation and benefit expenses, and equipment and software expenses, partially offset by an increase in overhead expenses allocated to other cost types. Stock-based compensation expense increased by $4.3 million primarily due to an increase in the total projected achievement levels on certain performance-based RSU grants. Compensation and benefits expenses increased by $3.6 million, primarily due to higher expenses for certain employee health-insurance related benefits and annual salary increases. Equipment and software expenses increased by $3.6 million primarily due to increases in expenses related to network security and other software services. Overhead expenses allocated to other cost types increased by $3.2 million due to an increase in total allocable expenses.
Interest expense
Interest expense decreased slightly during the six months ended June 30, 2026, compared to the same period last year, primarily due to the period of overlap in 2025 between the issuance of $500.0 million of 5.25% senior unsecured notes issued in 2025 (“2025 Notes”) and repayment of $500.0 million of outstanding 5.25% senior unsecured notes issued in 2015 (“2015 Notes”).
Non-operating income, net
Non-operating income decreased during the three and six months ended June 30, 2026, compared to the same periods last year, primarily due to a decrease in interest income as a result of lower amounts invested in debt securities in the current period and a decrease in interest rates on the Company’s investments in debt securities.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income tax expense	$65.1	$59.9	$130.0	$119.0
Effective tax rate	23%	22%	23%	23%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2026	2025
	(In millions)
Cash and cash equivalents	$840.9	$307.9
Marketable securities	193.2	272.6
Total	$1,034.1	$580.5
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of June 30, 2026, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2026, we repurchased 0.7 million shares of common stock for an aggregate cost of $196.8 million. As of June 30, 2026, there was $666.0 million remaining available for future share repurchases under the Company’s share repurchase program. Effective July 23, 2026, the Board of Directors authorized the repurchase of common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program.
In the six months ended June 30, 2026, we paid dividends of $147.8 million. On July 20, 2026, the Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on August 19, 2026, payable on August 27, 2026. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Board of Directors.
On June 26, 2026, we issued $550.0 million of the 2026 Notes. As of June 30, 2026, we also had $550.0 million principal amount outstanding of the 2017 Notes, $750.0 million aggregate principal amount of outstanding 2.70% senior unsecured notes issued in 2021, and $500.0 million principal amount outstanding of the 2025 Notes. On July 20, 2026, we used the net proceeds from the 2026 Notes and cash on hand to redeem all of our $550.0 million aggregate principal amount outstanding of the 2017 Notes. As of June 30, 2026, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility, which matures in 2028.
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
In summary, our cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by operating activities	$504.0	$493.8
Net cash provided by investing activities	56.0	104.6
Net cash used in financing activities	(27.6)	(491.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.6	0.1
Net increase in cash, cash equivalents, and restricted cash	$533.0	$107.5
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities increased during the six months ended June 30, 2026, compared to the same period last year, primarily due to decreases in cash paid for income taxes and cash paid for interest and an increase in cash received from customers, partially offset by an increase in cash paid to employees and vendors. Cash paid for income taxes decreased primarily due to the final installment payment for the transition tax on accumulated foreign earnings resulting from the 2017 Tax Cuts and Jobs Act in 2025. Cash paid for interest decreased primarily as a result of the final payment of interest on our 2015 Notes in 2025. Cash received from customers increased primarily due to the .com price increases and higher .com domain name registrations and renewals. Cash paid to employees and vendors increased primarily due to an increase in operating expenses and the timing of payments.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
Net cash provided by investing activities decreased during the six months ended June 30, 2026, compared to the same period last year, primarily due to a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, and an increase in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to proceeds from and repayment of borrowings, share repurchases, dividend payments, payment of excise tax on share repurchases, and proceeds from our employee stock purchase plan.
Net cash used in financing activities decreased during the six months ended June 30, 2026, compared to the same period last year, primarily due to the proceeds from the issuance of our 2026 Notes, the net impact of the redemption of our 2015 Notes and the issuance of our 2025 Notes in 2025, and a decrease in the payment of excise tax on share repurchases, partially offset by increases in dividend payments to stockholders and increases in share repurchases.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of June 30, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Disputes related to the award and delegation of the .web TLD to Verisign, including the Independent Review Process against ICANN, have been resolved. The terms of the resolution are confidential and not material to our financial statements. As a result of the resolution, the .web TLD has been awarded and delegated to Verisign.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2026:

	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
April 1 - 30, 2026	221	$267.72	221	$803.5	million
May 1 - 31, 2026	194	$290.10	194	$747.1	million
June 1 - 30, 2026	300	$270.59	300	$666.0	million
	716		716
(1) Effective July 24, 2025, the Board of Directors authorized the repurchase of common stock in the amount of $913.1 million, in addition to the $586.9 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. Effective July 23, 2026, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program.
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
There were no directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended June 30, 2026.

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

4.01	Third Supplemental Indenture, dated as of June 26, 2026, between VeriSign, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	6/26/26	4.1

10.01	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan	8-K	5/21/26	10.01

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *				X

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: July 23, 2026	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2026	By:	/S/ JOHN D. CALYS
John D. Calys
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)