Form 10-Q
period 2026-09-30
VERISIGN INC/CA
filed 2026-10-22
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of October 16, 2026
Common stock, $0.001 par value per share	89.7 million

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VERISIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$206.8	$307.9
Marketable securities	269.3	272.6
Other current assets	97.4	72.0
Total current assets	573.5	652.5
Property and equipment, net	221.2	213.7
Goodwill	52.5	52.5
Intangible assets	171.4	—
Deferred tax assets	218.1	233.2
Deposits to acquire intangible assets	—	145.2
Other long-term assets	43.4	28.8
Total long-term assets	706.6	673.4
Total assets	$1,280.1	$1,325.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$286.8	$298.0
Deferred revenues	1,094.4	1,035.1
Total current liabilities	1,381.2	1,333.1
Long-term deferred revenues	368.9	349.4
Long-term senior notes	1,785.9	1,788.2
Other long-term liabilities	28.8	9.4
Total long-term liabilities	2,183.6	2,147.0
Total liabilities	3,564.8	3,480.1
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5.0; Issued and outstanding shares: none	—	—
Common stock and additional paid-in capital—par value $.001 per share; Authorized shares: 1,000; Issued shares: 355.9 at September 30, 2026 and 355.6 at December 31, 2025; Outstanding shares: 89.8 at September 30, 2026 and 91.9 at December 31, 2025	8,849.6	9,623.5
Accumulated deficit	(11,131.4)	(11,775.0)
Accumulated other comprehensive loss	(2.9)	(2.7)
Total stockholders’ deficit	(2,284.7)	(2,154.2)
Total liabilities and stockholders’ deficit	$1,280.1	$1,325.9
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$443.0	$419.1	$1,306.5	$1,231.3
Costs and expenses:
Cost of revenues	49.8	48.8	149.0	147.3
Research and development	26.5	25.4	81.5	77.1
Selling, general and administrative	70.2	60.6	189.6	170.7
Total costs and expenses	146.5	134.8	420.1	395.1
Operating income	296.5	284.3	886.4	836.2
Interest expense	(21.2)	(18.9)	(59.3)	(58.1)
Non-operating income, net	4.3	6.3	13.5	19.3
Income before income taxes	279.6	271.7	840.6	797.4
Income tax expense	(67.0)	(58.9)	(197.0)	(177.9)
Net income	212.6	212.8	643.6	619.5
Other comprehensive (loss) income	(0.1)	0.1	(0.2)	(0.2)
Comprehensive income	$212.5	$212.9	$643.4	$619.3

Earnings per share:
Basic	$2.36	$2.28	$7.08	$6.60
Diluted	$2.35	$2.27	$7.06	$6.58
Shares used to compute earnings per share
Basic	90.1	93.3	90.8	93.9
Diluted	90.4	93.6	91.1	94.1
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total stockholders’ deficit, beginning of period	$(2,254.1)	$(1,993.8)	$(2,154.2)	$(1,957.9)

Common stock and additional paid-in capital
Beginning balance	9,092.7	10,203.0	9,623.5	10,645.3
Repurchase of common stock	(193.2)	(218.7)	(620.0)	(627.2)
Common stock cash dividends	(73.0)	(72.0)	(220.8)	(144.1)
Stock-based compensation	20.5	18.6	59.5	52.5
Issuance of common stock under stock plans	4.2	4.4	12.7	12.3
Excise tax on repurchase of common stock	(1.6)	(1.9)	(5.3)	(5.4)
Balance, end of period	8,849.6	9,933.4	8,849.6	9,933.4

Accumulated deficit
Beginning balance	(11,344.0)	(12,194.0)	(11,775.0)	(12,600.7)
Net income	212.6	212.8	643.6	619.5
Balance, end of period	(11,131.4)	(11,981.2)	(11,131.4)	(11,981.2)

Accumulated other comprehensive loss
Beginning balance	(2.8)	(2.8)	(2.7)	(2.5)
Other comprehensive (loss) income	(0.1)	0.1	(0.2)	(0.2)
Balance, end of period	(2.9)	(2.7)	(2.9)	(2.7)

Total stockholders’ deficit, end of period	$(2,284.7)	$(2,050.5)	$(2,284.7)	$(2,050.5)

Cash dividends declared per common share	$0.81	$0.77	$2.43	$1.54
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$643.6	$619.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	19.8	24.5
Stock-based compensation expense	58.8	51.8
Amortization of discount on investments in debt securities	(5.3)	(8.2)
Other, net	10.2	2.4
Changes in operating assets and liabilities:
Other assets	(40.4)	(3.2)
Other liabilities	(8.5)	20.6
Deferred revenues	78.9	80.1
Net deferred income taxes	15.2	14.0
Net cash provided by operating activities	772.3	801.5
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	354.7	412.5
Purchases of marketable securities	(346.3)	(393.6)
Purchases of property and equipment	(33.6)	(18.3)
Other investing activities	(7.7)	—
Net cash (used in) provided by investing activities	(32.9)	0.6
Cash flows from financing activities:
Repurchases of common stock	(620.0)	(627.2)
Repayment of borrowings	(550.0)	(500.0)
Proceeds from senior note issuance, net of issuance costs	545.0	493.3
Payment of dividends	(220.8)	(144.1)
Proceeds from employee stock purchase plan	12.7	12.3
Payment of excise tax on repurchase of common stock	(7.9)	(11.6)
Net cash used in financing activities	(841.0)	(777.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.5	0.1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(101.1)	24.9
Cash, cash equivalents, and restricted cash at beginning of period	309.5	212.1
Cash, cash equivalents, and restricted cash at end of period	$208.4	$237.0
Supplemental cash flow disclosures:
Cash paid for interest	$49.9	$55.4
Cash paid for income taxes, net of refunds received	$195.5	$169.3
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
Note 2. Financial Instruments
Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities and the fair value categorization of the financial instruments measured at fair value on a recurring basis:

	September 30,	December 31,
	2026	2025
	(In millions)
Cash	$16.0	$18.5
Time deposits	2.1	1.9
Money market funds (Level 1)	131.3	243.3
Debt securities issued by the U.S. Treasury (Level 1)	328.3	318.4
Total	$477.7	$582.1

Cash and cash equivalents	$206.8	$307.9
Restricted cash (included in Other long-term assets)	1.6	1.6
Total Cash, cash equivalents, and restricted cash	208.4	309.5
Marketable securities	269.3	272.6
Total	$477.7	$582.1
The gross and net unrealized gains and losses included in the fair value of the debt securities were not significant for the periods presented. All of the debt securities held as of September 30, 2026 are scheduled to mature in less than one year.

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
As of September 30, 2026, the Company’s other financial instruments include cash, accounts receivable, restricted cash, and accounts payable whose carrying values approximated their face values. The aggregate fair value of the Company’s senior notes is $1.67 billion and $1.75 billion as of September 30, 2026 and December 31, 2025, respectively. The fair values of these debt instruments are based on available market information from public data sources and are classified as Level 2.
Note 3. Selected Balance Sheet Items
Other Current Assets
Other current assets consist of the following:

	September 30,	December 31,
	2026	2025
	(In millions)
Prepaid expenses	$35.7	$28.1
Prepaid registry fees	28.9	26.6
Taxes receivable	22.0	7.2
Accounts receivable, net	9.6	7.7
Other	1.2	2.4
Total other current assets	$97.4	$72.0
Property and Equipment, Net
Certain assets included in Property and equipment, net were classified as held for sale as of September 30, 2026 and December 31, 2025. These assets are not material and are not presented separately. During the nine months ended September 30, 2026, the Company recognized a loss of $7.5 million in Selling, general and administrative expenses to adjust the carrying value of these assets to their estimated fair value less costs to sell.
Intangible Assets
In July 2026, the .web generic top-level domain (“gTLD”) was delegated into the global Domain Name System (“DNS”) root zone, with Verisign as the designated registry operator. Upon entry into the Registry Agreement for the .web gTLD, the Company reclassified $145.2 million of Deposits to acquire intangible assets as of December 31, 2025 to Intangible assets as of September 30, 2026. The Company capitalized an additional aggregate amount of $26.2 million for certain other acquisition costs, which were individually not material. The intangible asset has an indefinite life and therefore is not subject to amortization but will be tested for impairment on an annual basis.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025
	(In millions)
Accounts payable and accrued expenses	$13.9	$13.8
Customer deposits	82.7	92.6
Accrued employee compensation	62.3	77.2
Taxes payable	60.8	64.0
Interest payable	22.1	15.1
Customer incentives payable	19.2	13.2
Accrued registry fees	14.5	13.4
Current operating lease liabilities	5.9	5.8
Other accrued liabilities	5.4	2.9
Total accounts payable and accrued liabilities	$286.8	$298.0
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2025 was paid during the nine months ended September 30, 2026.
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
On July 20, 2026, the Company used the net proceeds from the 2026 Notes and cash on hand to redeem all of its $550.0 million aggregate principal amount of outstanding 4.75% senior unsecured notes issued in 2017 (“2017 Notes”), prior to their scheduled maturity on July 15, 2027.
Note 5. Stockholders’ Deficit
A summary of the Company’s common stock repurchases is as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Shares	Total Costs	Average Price	Shares	Total Costs	Average Price
	(In millions, except average price amounts)
Total repurchases under the repurchase plans	0.7	$189.1	$282.34	2.3	$600.3	$261.21
Total repurchases for tax withholdings	—	4.1	$293.13	0.1	19.7	$254.60
Total repurchases	0.7	$193.2	$282.56	2.4	$620.0	$260.99
Effective July 23, 2026, the Company’s Board of Directors authorized the repurchase of its common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. The program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of September 30, 2026, there was $1.36 billion remaining available for repurchases under the Company’s share repurchase program.
Since inception, the Company has repurchased 266.1 million shares of its common stock for an aggregate cost of $16.38 billion, which is recorded as a reduction of Additional paid-in capital. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the excise tax on share repurchases.

A summary of the Company’s dividend activities is as follows:

Record Date	Payment Date	Dividend Per Share	Total
		(In millions, except per share amounts)
February 19, 2026	February 27, 2026	$0.81	$74.2
May 19, 2026	May 27, 2026	0.81	73.6
August 19, 2026	August 27, 2026	0.81	73.0
		$2.43	$220.8
The dividends were accounted for as a reduction of Additional paid-in capital. On October 19, 2026, the Company’s Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on November 17, 2026, payable on November 24, 2026. The Company intends to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Company’s Board of Directors.
Note 6. Calculation of Earnings per Share
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Weighted-average shares of common stock outstanding	90.1	93.3	90.8	93.9
Weighted-average potential shares of common stock outstanding:
Unvested RSUs and ESPP	0.3	0.3	0.3	0.2
Shares used to compute diluted earnings per share	90.4	93.6	91.1	94.1
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
The following table presents information about segment revenues, significant expenses and profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$443.0	$419.1	$1,306.5	$1,231.3
Costs and expenses:
Compensation and benefits expenses	61.6	60.7	191.7	183.9
Stock-based compensation expenses	20.3	18.4	58.8	51.8
Equipment and software expenses	14.7	12.5	42.8	37.0
Registry fee expenses	12.2	12.1	35.6	35.4
Depreciation expenses	6.8	7.3	19.8	24.5
Other segment items	30.9	23.8	71.4	62.5
Total costs and expenses	146.5	134.8	420.1	395.1
Operating income	296.5	284.3	886.4	836.2
Interest expense	(21.2)	(18.9)	(59.3)	(58.1)
Non-operating income, net	4.3	6.3	13.5	19.3
Income tax expense	(67.0)	(58.9)	(197.0)	(177.9)
Net income	$212.6	$212.8	$643.6	$619.5

Other segment items that are a part of the Company’s segment net income include professional services expenses, telecommunication expenses, legal expenses, occupancy expenses, losses related to assets held for sale, marketing expenses, and other miscellaneous expenses.
Note 8. Revenues
The Company generates revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents the Company’s revenues disaggregated by geography, based on the billing addresses of the Company’s customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
U.S.	$295.1	$275.9	$866.2	$812.5
EMEA	78.0	71.2	227.4	207.0
APAC	46.8	47.0	142.3	136.9
Other	23.1	25.0	70.6	74.9
Total revenues	$443.0	$419.1	$1,306.5	$1,231.3
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
Deferred Revenues
As payment for domain name registrations and renewals are due in advance of the Company’s performance, the Company records these amounts as deferred revenues. The increase in the deferred revenues balance for the nine months ended September 30, 2026 was primarily driven by amounts billed in the nine months ended September 30, 2026 for domain name registrations and renewals to be recognized as revenues in future periods, offset by refunds for domain name renewals deleted during the 45-day grace period, and $884.1 million of revenues recognized that were included in the deferred revenues balance at December 31, 2025. The balance of deferred revenues as of September 30, 2026 represents the Company’s aggregate remaining performance obligations. Amounts included in current deferred revenues are all expected to be recognized in revenues within 12 months, except for a portion of deferred revenues that relates to domain name renewals that are deleted in the 45-day grace period following the transaction. The long-term deferred revenues amounts will be recognized in revenues over several years, and in some cases, up to ten years.
Note 9. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Cost of revenues	$2.2	$2.2	$6.9	$6.5
Research and development	2.9	2.9	8.9	8.5
Selling, general and administrative	15.2	13.3	43.0	36.8
Stock-based compensation expense	20.3	18.4	58.8	51.8
Capitalization (included in Property and equipment, net)	0.2	0.2	0.7	0.7
Total stock-based compensation	$20.5	$18.6	$59.5	$52.5

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
RSUs	$14.6	$14.3	$41.4	$40.2
Performance-based RSUs	4.8	3.3	14.9	9.5
ESPP	1.1	1.0	3.2	2.8
Total stock-based compensation	$20.5	$18.6	$59.5	$52.5
Note 10. Non-operating Income, Net
Non-operating income, net, primarily consists of interest income from the Company’s surplus cash balances and marketable securities. Interest income was $5.4 million and $15.6 million during the three and nine months ended September 30, 2026, respectively, compared to $6.7 million and $20.6 million during the same periods in 2025. The decrease in interest income during the three and nine months ended September 30, 2026 primarily reflects the lower amounts invested in debt securities in the current period and lower interest rates on the Company’s investments in debt securities compared to the prior period.
Note 11. Income Taxes
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income tax expense	$67.0	$58.9	$197.0	$177.9
Effective tax rate	24%	22%	23%	22%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
Note 12. Contingencies
On September 4, 2026, an individual named Jeff Kessler filed a putative class action complaint against Verisign and ICANN in the U.S. District Court for the Central District of California. The complaint asserts claims under federal and California antitrust and unfair competition laws relating to the .com Registry Agreement and .com domain name pricing, and seeks both injunctive relief and damages. Verisign intends to vigorously defend this matter. Based on the information currently available, the Company is unable to reasonably estimate a range of possible losses, if any, that may result from this proceeding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the 2025 Form 10-K and the interim unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Overview
We are a global provider of critical internet infrastructure and domain name registry services, enabling internet navigation for many of the world’s most recognized domain names. We help enable the security, stability, and resiliency of the DNS and the internet by providing Root Zone Maintainer Services, operating two of the thirteen global internet root servers, and providing registration services and authoritative resolution for the .com and .net gTLDs, which support the majority of global e-commerce.
As of September 30, 2026, we had 182.5 million .com and .net registrations in the domain name base. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of internet users, which is partially driven by greater availability of internet access, as well as marketing activities carried out by us and our registrars. The number of domain name registrations under our management may be negatively impacted by certain factors, including overall economic conditions, competition from country code top-level domains (“ccTLDs”), other gTLDs, services that offer alternatives for an online presence, and ongoing changes in the internet practices and behaviors of consumers and businesses. Factors such as the evolving practices and preferences of internet users, and how they navigate the internet, as well as the motivation of domain name registrants and how they will manage their investment in domain names, can negatively impact our business and the demand for new domain name registrations and renewals.
Business Highlights and Trends
•We recorded revenues of $443.0 million and $1,306.5 million during the three and nine months ended September 30, 2026, which represents an increase of 6% compared to the same periods in 2025.
•We recorded operating income of $296.5 million and $886.4 million during the three and nine months ended September 30, 2026, which represents an increase of 4% and 6%, respectively, compared to the same periods in 2025.
•As of September 30, 2026, we had 182.5 million .com and .net registrations in the domain name base, which represents a 6.1% increase from September 30, 2025, and a net increase of 3.4 million domain name registrations from June 30, 2026.
•During the three months ended September 30, 2026, we processed 13.1 million new domain name registrations for .com and .net compared to 10.6 million for the same period in 2025.
•The final .com and .net renewal rate for the second quarter of 2026 was 75.2% compared to 75.5% for the second quarter of 2025. Renewal rates are not fully measurable until 45 days after the end of the quarter.
•We generated cash flows from operating activities of $772.3 million during the nine months ended September 30, 2026, compared to $801.5 million for the same period in 2025.

•During the three months ended September 30, 2026, we repurchased 0.7 million shares of common stock for an aggregate cost of $189.1 million. As of September 30, 2026, there was $1.36 billion remaining for future share repurchases under the share repurchase program.
•On October 19, 2026, the Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on November 17, 2026, payable on November 24, 2026.
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
Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	11.2	11.6	11.4	12.0
Research and development	6.0	6.1	6.2	6.3
Selling, general and administrative	15.9	14.5	14.6	13.8
Total costs and expenses	33.1	32.2	32.2	32.1
Operating income	66.9	67.8	67.8	67.9
Interest expense	(4.8)	(4.5)	(4.5)	(4.7)
Non-operating income, net	1.0	1.5	1.0	1.6
Income before income taxes	63.1	64.8	64.3	64.8
Income tax expense	(15.1)	(14.0)	(15.0)	(14.5)
Net income	48.0%	50.8%	49.3%	50.3%
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
In November 2024, we renewed the .com Registry Agreement with ICANN, pursuant to which we will remain the sole registry operator for the .com registry through November 30, 2030. Under the .com Registry Agreement, we are permitted to increase the price of a .com domain name registration by up to 7% in each of the final four years of each six-year period. The current such six-year period began on October 26, 2024. We increased the annual registry-level wholesale fee for each new and renewal .com domain name registration from $9.59 to $10.26 effective September 1, 2024. On April 23, 2026, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .com domain name registration from $10.26 to $10.97 effective November 1, 2026. Under the .net Registry Agreement, we are permitted to increase the price of .net domain name registrations by up to 10% each year during the term of our agreement with ICANN, through June 30, 2029. We increased the annual registry-level wholesale fee for each new and renewal .net domain name registration from $9.92 to $10.91 effective February 1, 2024. On August 27, 2026, we announced that we will increase the annual registry-level wholesale fee for each new and renewal .net domain name registration from $10.91 to $12.00 effective March 1, 2027. All fees paid to us for .com and .net registrations are in U.S. dollars.
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Revenues	$443.0	6%	$419.1	$1,306.5	6%	$1,231.3
The following table compares the .com and .net domain name registrations in the domain name base:

	September 30, 2026	% Change	September 30, 2025
.com and .net domain name registrations in the domain name base	182.5 million	6%	171.9 million
Revenues increased during the three and nine months ended September 30, 2026, as compared to the same periods last year, primarily due to an increase in the domain name base as of September 30, 2026 compared to September 30, 2025 and the .com price increases.
Demand for .com and .net domain names has been primarily driven by continued internet growth and marketing activities carried out by us and our registrars. However, the demand for .com and .net domain names may be limited by competitive pressure from other TLDs and alternatives for an online presence. Additionally, changes in internet practices, consumer behavior, and global economic conditions, as well as the motivation of existing domain name registrants managing their investment in domain names, such as for resale at increased prices or for revenue generation through website advertising, may impact demand for .com and .net domain names. Our domain name base increased during the three and nine months ended September 30, 2026 compared to September 30, 2025, as the positive domain name base trends that began in 2025 continued into 2026 with higher new registrations and renewal rates. Growth in the domain name base has been positively impacted by continued registrar focus on customer acquisition and engagement with our marketing programs, as well as the evolution of AI tools used in content and website creation.
Geographic revenues
We generate revenues in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, Japan, Singapore, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
U.S.	$295.1	7%	$275.9	$866.2	7%	$812.5
EMEA	78.0	10%	71.2	227.4	10%	207.0
APAC	46.8	0%	47.0	142.3	4%	136.9
Other	23.1	(8)%	25.0	70.6	(6)%	74.9
Total revenues	$443.0		$419.1	$1,306.5		$1,231.3
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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Cost of revenues	$49.8	2%	$48.8	$149.0	1%	$147.3
Cost of revenues increased slightly during the three months ended September 30, 2026, compared to the same period last year, due to a combination of individually insignificant factors.
Cost of revenues increased slightly during the nine months ended September 30, 2026, compared to the same period last year, primarily due to increases in allocated overhead expenses and compensation and benefits expenses, including stock-based compensation expenses, partially offset by a decrease in depreciation expenses. Allocated overhead expenses increased by $3.1 million due to an increase in the total allocable expenses and a slight increase in average headcount relative to other cost types. Compensation and benefit expenses, including stock-based compensation expenses, increased by $2.8 million primarily due to annual salary increases, a slight increase in average headcount, and a combination of several other individually insignificant factors. Although purchases of property and equipment increased in the nine months ended September 30, 2026, depreciation expenses decreased by $4.0 million due to a decrease in capital expenditures in recent prior periods.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Research and development	$26.5	4%	$25.4	$81.5	6%	$77.1
Research and development expenses increased during the three and nine months ended September 30, 2026, compared to the same periods last year, due to a combination of individually insignificant factors.
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
A comparison of selling, general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
	(Dollars in millions)
Selling, general and administrative	$70.2	16%	$60.6	$189.6	11%	$170.7
Selling, general and administrative expenses increased during the three months ended September 30, 2026, compared to the same period last year, primarily due to a $7.5 million loss recognized in the current period to adjust assets held for sale to their estimated fair value, less costs to sell.
Selling, general and administrative expenses increased during the nine months ended September 30, 2026, compared to the same period last year, primarily due to increases in other expenses, stock-based compensation expenses, equipment and software expenses, and compensation and benefit expenses, partially offset by an increase in overhead expenses allocated to other cost types. Other expenses increased by $8.4 million primarily due to a $7.5 million loss recognized in the current period to adjust assets held for sale to their estimated fair value, less costs to sell. Stock-based compensation expense increased by $6.2 million primarily due to an increase in the total projected achievement levels on certain performance-based RSU grants. Equipment and software expenses increased by $5.9 million primarily due to increases in expenses related to network security and other software services. Compensation and benefit expenses increased by $3.7 million primarily due to higher expenses for certain employee health-insurance related benefits and annual salary increases. Overhead expenses allocated to other cost types increased by $5.0 million primarily due to an increase in the total allocable expenses.

Interest expense
Interest expense increased slightly during the three and nine months ended September 30, 2026, compared to the same period last year, due to interest accrued on the 2026 Notes issued on June 26, 2026.
Non-operating income, net
Non-operating income decreased during the three and nine months ended September 30, 2026, compared to the same periods last year, primarily due to a decrease in interest income as a result of lower amounts invested in debt securities in the current period and a decrease in interest rates on the Company’s investments in debt securities.
Income tax expense
The following table presents income tax expense and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income tax expense	$67.0	$58.9	$197.0	$177.9
Effective tax rate	24%	22%	23%	22%
The effective tax rate for each of the periods in the table above differed from the statutory federal rate of 21%, due to state income taxes and U.S. taxes on foreign earnings, net of foreign tax credits, partially offset by a lower foreign effective tax rate.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2026	2025
	(In millions)
Cash and cash equivalents	$206.8	$307.9
Marketable securities	269.3	272.6
Total	$476.1	$580.5
The marketable securities primarily consist of debt securities issued by the U.S. Treasury meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist of amounts invested in money market funds, time deposits and U.S. Treasury bills purchased with original maturities of three months or less. As of September 30, 2026, all of our debt securities have contractual maturities of less than one year. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Financial Instruments,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Effective July 23, 2026, the Board of Directors authorized the repurchase of common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. During the three months ended September 30, 2026, we repurchased 0.7 million shares of common stock for an aggregate cost of $189.1 million. As of September 30, 2026, there was $1.36 billion remaining available for future share repurchases under the Company’s share repurchase program.
In the nine months ended September 30, 2026, we paid dividends of $220.8 million. On October 19, 2026, the Board of Directors declared a cash dividend of $0.81 per share of the Company’s outstanding common stock to stockholders of record as of the close of business on November 17, 2026, payable on November 24, 2026. We intend to continue to pay a cash dividend on a quarterly basis, subject to market conditions and approval by the Board of Directors.
On June 26, 2026, we issued $550.0 million of the 2026 Notes. On July 20, 2026, we used the net proceeds from the 2026 Notes and cash on hand to redeem all of our $550.0 million aggregate principal amount outstanding of the 2017 Notes. As of September 30, 2026, we also had $750.0 million aggregate principal amount of outstanding 2.70% senior unsecured notes issued in 2021, and $500.0 million aggregate principal amount of outstanding 5.25% senior unsecured notes issued in 2025. As of September 30, 2026, we had no outstanding borrowings and $200.0 million in borrowing capacity under our credit facility, which matures in 2028.
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
In summary, our cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by operating activities	$772.3	$801.5
Net cash (used in) provided by investing activities	(32.9)	0.6
Net cash used in financing activities	(841.0)	(777.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.5	0.1
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(101.1)	$24.9
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, as well as payments related to taxes, interest and facilities.
Net cash provided by operating activities decreased during the nine months ended September 30, 2026, compared to the same period last year, primarily due to increases in cash paid to employees and vendors and cash paid for income taxes, partially offset by an increase in cash received from customers and a decrease in cash paid for interest. Cash paid to employees and vendors increased primarily due to an increase in operating expenses and the timing of payments. Cash paid for income taxes increased primarily due to an increase in taxable income compared to the prior period and higher non-U.S. income tax payments which were driven by the Organization for Economic Cooperation and Development (“OECD”) Pillar 2 minimum tax adopted by Switzerland. Cash received from customers increased primarily due to the .com price increases and higher .com domain name registrations and renewals. Cash paid for interest decreased primarily due to the timing of interest payment dates for each senior note issuance.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, purchases of property and equipment, and other investing activities.
We had net cash outflows from investing activities during the nine months ended September 30, 2026, compared to net cash inflows from investing activities during the same period last year, primarily due to increases in purchases of property and equipment and other investing activities, and a decrease in proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to proceeds from and repayment of borrowings, share repurchases, dividend payments, payment of excise tax on share repurchases, and proceeds from our employee stock purchase plan.
Net cash used in financing activities increased during the nine months ended September 30, 2026, compared to the same period last year, primarily due to an increase in dividend payments to stockholders, partially offset by decreases in shares repurchases and payment of excise tax on share repurchases.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 12, “Contingencies”, of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.
The Company is also involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our financial condition, results of operations, or cash flows. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.
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
Security vulnerabilities in our systems and our vendors’ systems, including vulnerabilities in third party software and hardware, pose a material risk to our operations. We use externally-developed technology, systems, and services, including both hardware and software, for a variety of purposes, including compute, storage, encryption and authentication, back-office support, and other functions. We have developed policies, standards, and procedures to reduce the impact of security vulnerabilities in system components, as well as at any vendors where our data is stored or processed. However, such measures cannot provide absolute security. Vulnerabilities could be exploited before a vulnerability has been disclosed or before our remediation is effective and, if so, could cause systems and service interruptions, data loss and other damages. Our failure to identify, remediate, and mitigate security vulnerabilities, including any potential failure to timely replace and upgrade hardware, software, or other technology assets, could result in material harm to our business, including loss of or delay in revenues, failure to meet service level agreements, material liability claims, failure to maintain market acceptance, injury to our reputation, increased costs, and call into question our ability to preserve the security and stability of the internet.
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
We depend on the uninterrupted operation of our various systems, secure data centers, points of presence around the world and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from power loss, war, transmission cable cuts and other telecommunications failures, damage or interruption caused by fire, earthquake, and other natural disasters, intentional acts of vandalism, terrorist attacks, unintentional mistakes, or errors. In response to cyber threats or geopolitical conflict, network operators may disconnect from the global internet, limiting access to our DNS resolution services even when our systems remain operational. Our systems and operations also face risks inherent in, or arising from, the terms and conditions of our agreements with service providers to operate our networks and data centers. We are also subject to the risk of state suppression of internet operations. Any of these scenarios could create potential liability and exposure, including from a failure to meet our service level agreements, and could decrease customer satisfaction, materially harming our business, or resulting in adverse publicity and damage to our reputation or call into question our ability to preserve the security and stability of the internet.
Advances in quantum computing could compromise the security of the public-key cryptography algorithms that have been widely deployed in the industry.
Quantum computing poses a significant emerging risk to existing encryption standards, potentially enabling data breaches, authentication failures, and other new types of security threats. A “cryptographically relevant quantum computer” (CRQC) could compromise the security of the public-key cryptography algorithms that have been widely deployed in the industry. Although estimates vary on when a CRQC would be broadly available, the possibility exists today of a “harvest now / decrypt later” attack where pre-quantum encrypted data is collected now and held for future analysis by a CRQC. We plan to migrate our enterprise and production systems to post quantum cryptography (“PQC”) algorithms. Any failure by us, our customers, or the industry to implement PQC could expose pre-quantum encrypted data and systems to compromise. In addition, DNSSEC uses pre-quantum algorithms. Technology has not been standardized or deployed to effectively implement PQC for DNSSEC at scale due in part to DNSSEC’s unique operational constraints. Because of the decentralized nature of DNS deployments, the possibility exists that PQC for DNSSEC will not be defined, standardized, and deployed before the emergence of a CRQC. If these risks do materialize, they could have a material adverse effect on our operations, financial condition, results of operations and cash flows.

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
Our launch of new products or services, or other strategic initiatives, may not be successful.
We are developing and launching new products and services, including Verisign Informed and .web and in the future may develop other new products and services such as .pki, which we applied for recently. Our success in these initiatives relies in part on our ability to manage early-stage operational issues, unanticipated market obstacles, the ability to attract and develop channel partners, and other business, technical and operational challenges including cybersecurity threats. Any failure to do so could impact the success of these new products or services. In addition, the size and extent of the demand for these new products and services is not precisely known, and they may not obtain market acceptance or may grow more slowly than anticipated. Further, our strategic planning contemplates various potential initiatives, including other new products or services, to enhance revenue or reduce risks to the business. These potential initiatives may not be implemented and if they are, they may not be successful and could give rise to unintended consequences, which could harm our business or reputation, lead to litigation, or scrutiny by regulators or others.
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
We are also subject to changing laws and regulations that impact whether, how, and under what circumstances we may transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate, and data shared among our products and services. For example, the data transfer frameworks between the U.S. and E.U. have been subject to legal challenges, which has created uncertain legal obligations.
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
The OECD continues to issue guidance that will provide a long-term, multilateral proposal on the taxation of the digital economy. Certain countries, including our major international tax jurisdictions, have enacted legislation based on the OECD’s guidance. To date the legislation has had a limited impact on us, but the impact of future legislation is uncertain. Similarly, some international tax jurisdictions, independent of the OECD, have enacted or may enact new tax regimes aimed at income resulting from digital services. Although we cannot predict the nature or outcome of such changes or the likelihood of such legislative proposals being adopted in the U.S. or throughout the world, any or all of these changes in tax laws, including but not limited to changes in scope of OECD’s Pillar One, as well as new guidance issued and enacted pertaining to OECD’s Pillar Two, could increase our taxes and adversely impact our financial condition and cash flow.
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
We are, and may in the future become, involved in claims, lawsuits, audits, and investigations, including intellectual property litigation and infringement claims. Litigation is inherently unpredictable, and unexpected judgments or excessive verdicts do occur. We are currently named as a defendant in a putative class action lawsuit alleging antitrust violations and may face similar or other class action claims in the future. In addition, proceedings that we initially view as immaterial could prove to be material. For example, we are engaged in activities to help mitigate security threats and other forms of DNS abuse in the gTLDs and ccTLD we operate and we are involved in community efforts that have increased and expanded such activities to include contractual obligations. In addition, we receive reports of suspected threats and abuse and we notify registrars or others of domain names associated with suspected malicious or illegal activity. We may also disable one or more domain names in the gTLDs or ccTLD we operate including in response to reports of suspected threats and abuse, governmental directives and court orders in those jurisdictions in which we operate. Activities such as these have resulted in, and could in the future result in, significant litigation and could harm our reputation. Adverse outcomes in lawsuits, audits and investigations could result in significant monetary damages, including indemnification payments, injunctive relief, or changes to our business practice that could adversely affect our ability to conduct our business, and may have a material adverse effect on our financial condition, results of operations and cash flows. These matters may also be costly and time-consuming to defend, regardless of the outcome. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such claims, lawsuits, audits and investigations could involve significant expense and diversion of management’s attention and resources from other matters.
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
We face competition from services that provide an online identity or presence, including other gTLDs and ccTLDs. In order to remain competitive, we must continually demonstrate the security, stability, and resiliency of our services and must adopt and support new technologies to adapt our services to changing cybersecurity threats, regulations, application environments, market conditions, and our customers’ and internet users’ preferences and practices. Also to remain competitive, we have undertaken important initiatives including the acquisition of the .web gTLD, and we may in the future undertake other initiatives. Any of these initiatives require significant resources, can subject us to regulatory scrutiny and/or negative publicity, and divert management attention from our existing business. Such undertakings may be unsuccessful and costly. In addition, competing technologies developed by others or the emergence of new technologies such as AI or new industry standards may adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. Finally, consolidation and ownership changes within our industry have occurred and are likely to continue to occur. Our ability to participate and benefit from such consolidations and ownership changes may be limited and consolidation and ownership changes within our industry among our competitors or customers have in the past and could in the future harm our competitive position and adversely impact our business.
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
See the “Competition” section in Part I, Item 1 of the 2025 Form 10-K for further information.
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
Our registry business depends on registrars and their resellers maintaining focus on marketing our products and services.
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
We depend on highly skilled employees to maintain our high assurance critical internet infrastructure and provide innovative solutions for our business, which could be materially harmed if we are not able to attract and retain such qualified talent.
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
The use of AI technology by third parties or carried out autonomously by AI agents may increase our exposure to cybersecurity and data protection risks. For example, recent advances in AI technology and tools have made, and will continue to make, cyber-attacks more sophisticated, harder to defend, and easier and faster to launch. These tools permit rapid exploitation of vulnerabilities, which hinders our ability to defend against such exploitation. In addition, the use and integration of AI technology into the products and services that we procure could create or exacerbate vulnerabilities, potentially resulting in unauthorized access to our systems including our sensitive or proprietary information. For more details on these risks, see our risk factor “Attempted security breaches, including from the exploitation of vulnerabilities, cyber-attacks and Distributed Denial of Service (“DDoS”) attacks against our systems and services increase our costs, expose us to potentially material liability, and could materially harm our business and reputation.”
We may also experience challenges in the effective or timely adoption of AI technology. Our decision to adopt AI technologies in a low-risk manner could result in slower adoption of AI technology that could hinder or prevent us from realizing efficiencies or benefits, which could result in less efficient operations. Further, although we have established AI policies and procedures, our use of AI technology, if not effectively governed, could result in unintended consequences, including errors, biased, otherwise unreliable outputs or unauthorized or unintended autonomous operations. The use of certain AI technology tools, including those provided by third parties, may also create intellectual property risks, such as uncertainty regarding ownership of AI-generated output, IP infringement, or the disclosure of confidential or proprietary information.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2026:

	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
	(Shares in thousands)
July 1 - 31, 2026	252	$268.43	252	$1,482.5	million
August 1 - 31, 2026	210	$288.77	210	$1,421.8	million
September 1 - 30, 2026	207	$292.78	207	$1,361.1	million
	670		670
(1) Effective July 23, 2026, the Board of Directors authorized the repurchase of common stock in the amount of $884.2 million, in addition to the $615.8 million that remained available for repurchases under the prior share repurchase authorization, for a total repurchase authorization of up to $1.50 billion under the program. The share repurchase program has no expiration date. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
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
There were no directors or executive officers that adopted, terminated or modified plans or other arrangements during the quarter ended September 30, 2026.

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

VERISIGN, INC.

Date: October 22, 2026	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2026	By:	/S/ JOHN D. CALYS
John D. Calys
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)